Form 10-Q
period 2012-03-31
Clovis Oncology, Inc.
filed 2012-05-11
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 7, 2012 was 26,128,989.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss — for the three months ended March 31, 2012 and 2011 and the cumulative period from April 20, 2009 (inception) through March 31, 2012	3
	Consolidated Balance Sheets — as of March 31, 2012 and December 31, 2011	4
	Consolidated Statements of Cash Flows — for the three months ended March 31, 2012 and 2011 and the cumulative period from April 20, 2009 (inception) through March 31, 2012	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4.	Controls and Procedures	17
PART II. Other Information		18
ITEM 1.	Legal Proceedings	18
ITEM 1A.	Risk Factors	18
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
ITEM 3.	Defaults Upon Senior Securities	41
ITEM 4.	Mine Safety Disclosures	41
ITEM 5.	Other Information	41
ITEM 6.	Exhibits	42
SIGNATURES		44

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Cumulative from April 20, 2009 (Inception) to March 31,
	2012	2011	2012
Revenues	$—	$—	$—
Operating Expenses:
Research and development	12,562	7,041	77,373
General and administrative	2,425	1,405	15,796
Acquired in-process research and development	4,000	—	36,085

Operating loss	(18,987)	(8,446)	(129,254)
Other income (expense), net	(4)	118	(209)

Loss before income taxes	(18,991)	(8,328)	(129,463)
Income taxes	(8)	—	(35)

Net loss	$(18,999)	$(8,328)	$(129,498)

Basic and diluted net loss per common share	$(0.86)	$(6.64)	$(33.68)

Basic and diluted weighted average common shares outstanding	22,041	1,254	3,845

Comprehensive loss	$(18,997)	$(8,334)	$(129,447)

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$120,983	$138,236
Available for sale securities	—	2,012
Prepaid research and development expenses	542	1,020
Other current assets	650	247

Total current assets	122,175	141,515
Property and equipment, net	2,003	1,896
Other assets	35	34

Total assets	$124,213	$143,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,477	$3,036
Accrued research and development expenses	5,857	5,071
Other accrued expenses	1,341	2,889

Total current liabilities	9,675	10,996
Non-current liabilities	555	656
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2012 and December 31, 2011
Common stock, $0.001 par value per share, 100,000,000 shares authorized at March 31, 2012 and December 31, 2011; 22,378,989 and 22,375,757 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	22	22
Additional paid-in capital	243,408	242,221
Accumulated other comprehensive income	51	49
Deficit accumulated during development stage	(129,498)	(110,499)

Total stockholders’ equity	113,983	131,793

Total liabilities and stockholders’ equity	$124,213	$143,445

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Cumulative from April 20, 2009 (Inception) to March 31,
	2012	2011	2012
Operating activities
Net loss	$(18,999)	$(8,328)	$(129,498)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	84	42	358
Share-based compensation expense	946	59	2,343
Amortization of premiums and discounts on available for sale securities	10	61	471
Gain on sale of available for sale securities	—	—	(34)
Non-cash acquired in-process research and development	—	—	7,000
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	1,264	797	5,315
Other operating assets	321	(371)	121
Accounts payable	(580)	(294)	2,476
Other accrued expenses	(1,599)	(155)	1,101

Net cash used in operating activities	(18,553)	(8,189)	(110,347)
Investing activities
Purchases of property and equipment	(701)	(120)	(2,187)
Purchases of available for sale securities	—	—	(27,008)
Maturities and sales of available for sale securities	2,000	2,400	26,571

Net cash provided by (used in) investing activities	1,299	2,280	(2,624)
Financing activities
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	75,499
Proceeds from sale of common stock, net of issuance costs	(19)	—	129,340
Proceeds from stock option exercises	10	2	1,161
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	—	27,902

Net cash provided by (used in) financing activities	(9)	2	233,902
Effect of exchange rate changes on cash and cash equivalents	10	1	52

Increase (decrease) in cash and cash equivalents	(17,253)	(5,906)	120,983
Cash and cash equivalents at beginning of period	138,236	10,508	—

Cash and cash equivalents at end of period	$120,983	$4,602	$120,983

Non-cash items:
Conversion of convertible preferred stock to common stock	$—	$—	$75,499
Conversion of convertible promissory notes and accrued interest to common stock	$—	—	$35,851
Assets recorded for which payment has not yet occurred	$291	—	$291

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (the “Company”), a corporation in the development stage, was incorporated in Delaware on April 20, 2009, and commenced operations in May 2009. The Company is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of clinical development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of up-front payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing three in-licensed compounds and their companion diagnostics, evaluating new product acquisition candidates, raising capital and corporate organization activities. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of March 31, 2012.

Basis of Presentation

The information reported within the Company’s financial statements from April 20, 2009 to December 31, 2010 was based solely on the accounts of Clovis Oncology, Inc. Effective January 1, 2011, Clovis Oncology UK Limited, a wholly owned subsidiary of the Company, commenced operations. All financial information presented after December 31, 2010 was consolidated and includes the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a broader discussion of our business and the opportunities and risks inherent in such business.

Use of Estimates

The preparation of these unaudited consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, other comprehensive loss and related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to clinical trial accruals and share-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Liquidity

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings and its initial public offering, and management expects operating losses and negative cash flows to continue for at least the next several years. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless or until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at March 31, 2012 and the Company’s sale of common stock in April 2012 (see Note 12) is sufficient to meet the cash requirements to fund planned operations through at least the next twelve months without additional sources of cash, although there can be no assurance that this can, in fact, be accomplished.

Recently Adopted Accounting Updates

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. The standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. An entity may present items of net income and other comprehensive income in one continuous statement, or in two separate, but consecutive statements. The Company adopted this standard on January 1, 2012.

2.	Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

3.	Financial Instruments and Fair Value Measurement

Cash, Cash Equivalents and Available for Sale Securities

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in certificate of deposits, commercial paper and U.S. government and U.S. government agency obligations. Cash equivalents are reported at fair value. Marketable securities with original maturities greater than three months are considered to be available for sale securities and consist of U.S. agency obligations, U.S. government obligations and corporate debt obligations. Available for sale securities are reported at fair market value and unrealized gains and losses are included as a separate component of stockholders’ equity. Realized gains, realized losses, the amortization of premiums and discounts, interest earned and dividends earned are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments with maturities beyond one year are classified as short-term based on management’s intent to fund current operations with these securities or to make them available for current operations. A decline in the market value of a security below its cost value that is deemed to be other than temporary is charged to earnings, and results in the establishment of a new cost basis for the security.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include U.S. government obligations, U.S. government agency obligations and corporate debt securities.

Level 3:	Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

Description	Balance	Level 1	Level 2	Level 3
March 31, 2012
Money market	$115,885	$115,885	$—	$—

Total assets at fair value	$115,885	$115,885	$—	$—

December 31, 2011
Money market	$136,273	$136,273	$—	$—
U.S. agency obligations	2,012	—	2,012	—

Total assets at fair value	$138,285	$136,273	$2,012	$—

There were no security transfers between Levels 1 and 2 in the three month period ended March 31, 2012.

4.	Available for Sale Securities

The Company’s available for sale securities at cost or amortized cost value and fair market value by contractual maturity were (in thousands):

	Cost or Amortized Cost Value	Fair Market Value
March 31, 2012
Due in one year or less	$—	$—

Total	$—	$—

December 31, 2011
Due in one year or less	$2,010	$2,012

Total	$2,010	$2,012

The types of securities included in the Company’s available for sale investments at March 31, 2012 and December 31, 2011 were (in thousands):

	Cost or Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Market Value
March 31, 2012
U.S. government agencies	$—	$—	$—	$—
December 31, 2011
U.S. government agencies	$2,010	$2	$—	$2,012

No securities have been in a continuous unrealized loss position for more than 12 months at March 31, 2012 and December 31, 2011, respectively, and no impairments have been recorded for the periods presented.

5.	Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued personnel costs	$1,082	$2,373
Accrued corporate legal fees and professional services	25	231
Accrued expenses – other	234	285

Other accrued expenses	$1,341	$2,889

6.	Convertible Promissory Notes

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

In May 2009, the Company entered into the Series A-1, A-2, B and C Preferred Stock Purchase Agreement with various investors (the “Preferred Stock Purchase Agreement”). The Preferred Stock Purchase Agreement provided for the issuance of up to $146.3 million of the Company’s convertible preferred stock, subject to various terms and conditions. During 2009, the Company issued shares of Series A-1, Series A-2 and Series B convertible preferred stock resulting in total aggregate cash proceeds to the Company of $75.5 million, net of $174,000 related stock issuance costs. Holders of the Series A-1, A-2 and B convertible preferred stock had the right to convert the convertible preferred stock, at any time, into shares of common stock, during the period in which they were outstanding.

In connection with the completion of the Company’s initial public offering in November 2011, all of the outstanding shares of convertible preferred stock were automatically converted into 7,244,523 shares of the Company’s common stock. The Series A-1, A-2 and B convertible preferred stock was converted at a rate of 2.9 for 1 into common stock based upon the election of the convertible preferred stock holders immediately prior to the closing of the initial public offering. The preferred shares also contained beneficial liquidation and dividend preferences, none of which were realized due to the conversion of the shares into common stock.

8.	Share-Based Compensation

Share-based compensation expense for the three months ended March 31, 2012 and 2011, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

			Cumulative from April 20, 2009 (Inception) to
	Three Months Ended March 31,		March 31,
	2012	2011	2012
Research and development	$440	$34	$1,101
General and administrative	506	25	1,242

Total share-based compensation expense	$946	$59	$2,343

The Company did not recognize a tax benefit related to share-based compensation expense during the three months ended March 31, 2012 and 2011, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire tax benefit as of March 31, 2012. No share-based compensation expense was capitalized on our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011.

The following table summarizes the activity relating to the Company’s options to purchase common stock:

	Option Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	934,816	$4.88
Granted	656,800	24.57
Exercised	(3,232)	3.11
Forfeited	—	—

Balance at March 31, 2012	1,588,384	$13.02	9.20	$19,739,859

Vested and expected to vest at March 31, 2012	1,399,519	$12.25	9.14	$18,476,164

Vested at March 31, 2012	278,711	$1.76	8.06	$6,601,994

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $25.45 as of March 31, 2012, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

	Three Months Ended March 31,
	2012	2011
Weighted-average grant-date fair value per share	$15.58	$9.25
Intrinsic value of options exercised	$60,474	$—
Cash received from stock option exercises	$10,041	$2,378

The 2009 Equity Incentive Plan allows for the option holder to exercise stock option shares prior to the vesting of the option. The shares acquired from an early exercise are subject to repurchase if the option holder terminates employment or service with the Company. The number of unvested common shares at the point of termination will be repurchased by the Company at the stated exercise price of the option. The number of common shares exercised prior to vesting was 277,968 and 81,206 at March 31, 2012 and 2011, respectively. The number of early exercised shares expected to vest using estimated forfeiture rates over the remaining service period of the option term was 273,102 and 80,922 at March 31, 2012 and 2011, respectively.

As of March 31, 2012, the unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, and estimated weighted-average remaining vesting period was as follows:

Unrecognized share-based compensation expense (in millions)	Weighted- average remaining vesting period (in years)
$14.1	3.5

9.	License Agreements

CO-101

In November 2009, the Company entered into a license agreement with Clavis Pharma ASA (“Clavis”) to develop and commercialize CO-101 in North America, Central America, South America and Europe. Under terms of the license agreement, the Company made an up-front payment to Clavis in the amount of $15.0 million, which was comprised of $13.1 million for development costs incurred prior to the execution of the agreement that was recognized as acquired in-process research and development and $1.9 million for the prepayment of preclinical activities to be performed by Clavis. In November 2010, the license agreement was amended to expand the license territory to include Asia and other international markets. The Company made a payment of $10.0 million to Clavis for the territory expansion and recognized the payment as acquired in-process research and development. As part of the amended license agreement, Clavis has also agreed to reimburse up to $3.0 million of the Company’s research and development costs for certain CO-101 development activities subject to the Company incurring such costs. For the three months ended March 31, 2012 and 2011 and the cumulative period from April 20, 2009 (Inception) to March 31, 2012, the Company incurred expenses eligible for reimbursement of approximately $0, $1.0 million and $3.0 million, respectively, which were recorded as a reduction to research and development expenses. The Company is responsible for all remaining development and commercialization costs of the compound and, if approved, Clavis will be eligible to receive royalties based on the volume of annual net sales achieved. The Company may be required to pay Clavis up to an aggregate of $115.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, the Company may be required to pay Clavis up to an aggregate of $445.0 million in sales milestone payments if certain annual sales targets are met for the CO-101 compound.

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

CO-1686

In May 2010, the Company entered into a worldwide license agreement with Avila Therapeutics, Inc. (“Avila”) to discover, develop and commercialize preclinical covalent inhibitors of mutant forms of the epidermal growth factor receptor gene. CO-1686 was identified as the lead inhibitor candidate developed by Avila under the license agreement. The Company is responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize CO-1686. The Company made an up-front payment of $2.0 million to Avila upon execution of the license agreement, which was recognized as acquired in-process research and development expense. The Company is obligated to pay Avila royalties on net sales of CO-1686, based on the volume of annual net sales achieved. Avila has the option to increase royalty rates by electing to reimburse a portion of the development expenses incurred by the Company. This option must be exercised within a limited period of time of Avila’s being notified of our intent to pursue regulatory approval of CO-1686 in the United States or European Union as a first line therapy. The Company may be required to pay to Avila up to an aggregate of $119.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, the Company may be required to pay Avila up to an aggregate of $120.0 million in sales milestones if certain annual sales targets are achieved. In March 2012, Avila was acquired by Celgene Corporation.

In January 2012, the U.S. Food and Drug Administration (FDA) accepted our investigational new drug (IND) application to begin clinical investigation of CO-1686. Following the FDA’s acceptance of the IND application, we made a milestone payment of $4.0 million to Avila as required by the license agreement and recognized the payment as acquired in-process research and development expense.

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

10.	Net Loss Per Share

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2012	2011
Common shares under option	1,588	947
Convertible preferred stock	—	7,245

Total potential dilutive shares	1,588	8,192

11.	Commitments and Contingencies

The Company has entered into certain license agreements, as identified in Note 9, with third parties that include the payment of certain development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at March 31, 2012 and December 31, 2011.

12.	Subsequent Events

The Company evaluated subsequent events through the filing date of these interim financial statements.

Follow-on Offering

In April 2012, the Company raised $75.0 million in gross proceeds from the sale of 3,750,000 shares of its common stock in a public offering at $20.00 per share. The net offering proceeds realized after deducting offering expenses and underwriters’ discounts and commissions was approximately $70.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q and the information incorporated herein by reference includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, our ongoing and planned preclinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, our results of operations, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate and the trends that may affect the industry or us.

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

Any forward-looking statements that we make in this Quarterly Report on Form 10-Q speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.

You should also read carefully the factors described in the “Risk Factors” section of this Quarterly Report on Form 10-Q to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our other reports filed with the SEC and on our website.

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We are currently developing three product candidates for which we hold global marketing rights: CO-101, a lipid-conjugated form of the anti-cancer drug gemcitabine, which is in a pivotal study in a specific patient population for the treatment of metastatic pancreatic cancer; CO-1686, an orally available, small molecule epidermal growth factor receptor, or EGFR, covalent inhibitor that is in Phase I/II clinical development for the treatment of non-small cell lung cancer, or NSCLC, in patients with activating EGFR mutations, including the initial activating mutations, as well as the primary resistance mutation, T790M; and rucaparib, an orally available, small molecule poly (ADP-ribose) polymerase, or PARP, inhibitor being developed for various solid tumors that is currently in Phase I/II clinical trials. As our product candidates mature, we intend to build commercial organizations of our own in major global markets and contract with local distributors in smaller markets.

We were incorporated in Delaware in April 2009 and commenced operations in May 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates, and the general and administrative support of these operations. We have generated no revenues and, through March 31, 2012, have principally funded our operations using the $75.5 million of net proceeds from the sale of convertible preferred stock, the issuance of $35.0 million aggregate principal amount of convertible promissory notes and $129.4 million of net proceeds from our initial public offering completed in November 2011. The convertible preferred stock and outstanding principal amount of the convertible promissory notes and all accrued and unpaid interest converted into shares of our common stock immediately prior to the closing of our initial public offering. In April 2012, we raised an additional $70.5 million of net proceeds through a public offering of our common stock.

We have never been profitable and, as of March 31, 2012, we had an accumulated deficit of $129.5 million. We incurred losses of $129.5 million, $19.0 million, and $8.3 million for the cumulative period from April 20, 2009 (inception) through March 31, 2012 and for the three months ended March 31, 2012, and 2011, respectively. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates and general and administrative costs will increase as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

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

CO-1686

In May 2010, we entered into a worldwide license agreement with Avila to discover, develop and commercialize preclinical covalent inhibitors of mutant forms of EGFR. CO-1686 was identified as the lead inhibitor candidate developed by Avila under the license agreement. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize CO-1686. We made an up-front payment of $2.0 million to Avila upon execution of the license agreement and an additional $4.0 million milestone payment in the first quarter of 2012 upon the acceptance by the U.S. Food and Drug Administration, or FDA, of our investigational new drug, or IND, application for CO-1686. We recognized both payments as acquired in-process research and development expense. We are obligated to pay Avila royalties on net sales of CO-1686, based on the volume of annual net sales achieved. Avila has the option to increase royalty rates by electing to reimburse a portion of our development expenses. This option must be exercised within a limited period of time of Avila’s being notified by us of our intent to pursue regulatory approval of CO-1686 in the United States or the European Union as a first-line treatment. We may be required to pay Avila up to an aggregate of $115.0 million in additional development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we may be required to pay Avila up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our product candidates and companion diagnostics, which include:

•	license fees and milestone payments related to the acquisition of in-licensed products, which are reported on our statements of operations as acquired in-process research and development;

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials and preclinical studies;

•	the cost of acquiring, developing and manufacturing clinical trial materials;

•	costs associated with preclinical activities and regulatory operations; and

•	activities associated with the development of companion diagnostics for our product candidates.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidate, CO-101, and its companion diagnostic, transition our CO-1686 product candidate into human clinical trials, and continue the development of rucaparib including the cost of ongoing clinical trials.

The following table identifies research and development costs and acquired in-process research and development costs on a program-specific basis for our product candidates in-licensed through March 31, 2012 and their companion diagnostics. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below.

	Three Months Ended March 31,		Cumulative from April 20, 2009 (Inception) to March 31,
	2012	2011	2012
	(in thousands)
CO-101 Expenses
Acquired in-process R&D	$—	$—	$23,085
Research and development	5,881	3,762	42,416

CO-101 Total	5,881	3,762	65,501
CO-1686 Expenses
Acquired in-process R&D	4,000	—	6,000
Research and development	1,012	1,289	9,640

CO-1686 Total	5,012	1,289	15,640
Rucaparib Expenses
Acquired in-process R&D	—	—	7,000
Research and development	1,932	—	4,793

Rucaparib Total	1,932	—	11,793
Personnel and other expenses	3,737	1,990	20,524

Total	$16,562	$7,041	$113,458

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, legal, investor relations and information technology functions. Other general and administrative expenses include facility costs, communication expenses, and professional fees for legal, consulting and accounting services.

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

Other Income and Expense

Other income is primarily comprised of interest income earned on cash, cash equivalents and available for sale securities. In addition, we hold cash balances at financial institutions denominated in currencies other than the U.S. dollar to fund research and development activities performed by various third-party vendors. The translation of these currencies into U.S. dollars results in foreign currency gains or losses, depending on the change in value of these currencies against the U.S. dollar. These gains and losses are included in Other Income and Expense.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011. There have not been any material changes to our critical accounting policies since December 31, 2011.

Results of Operations

Comparison of Three Months Ended March 31, 2012 and 2011:

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
	(in thousands)
Research and development expenses	$12,562	$7,041	$5,521	78.4%

The increase in research and development expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to the growth in CO-101 development expenses of $2.1 million associated with the expansion of clinical trials, the development of companion diagnostics and drug formulation and manufacturing costs. In addition, for rucaparib, which we in-licensed in the second quarter of 2011, research and development expenses increased by $1.9 million, due to our assumption of clinical development responsibility and associated costs for this product candidate. The remaining increase of $1.8 million was due primarily to an increase in our internal salaries, benefits and personnel related costs resulting from additional headcount hired to support the expanding development activities of CO-101, CO-1686 and rucaparib.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
	(in thousands)
General and administrative expenses	$2,425	$1,405	$1,020	72.6%

The increase in general and administrative expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was primarily attributable to increased personnel, professional services, travel and information system costs associated with being a publicly traded company. Additionally, share-based compensation expense increased by $0.5 million due to the increase in value of the options granted in the first quarter of 2012.

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
	(in thousands)
Acquired in-process research and development	$4,000	$—	$4,000	100.0%

The increase in acquired in-process research and development expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to the payment of a $4.0 million regulatory milestone to Avila Therapeutics, Inc. for the FDA’s acceptance in January 2012 of our IND application to begin clinical investigation of CO-1686.

Other Income (Expense), Net. Other income (expense), net for the three months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)	Percent Change
	(in thousands)
Other income (expense), net	$(4)	$118	$(122)	(103.4%)

The decrease in other income (expense), net for the three months ended March 31, 2012 compared to March 31, 2011 was due to an $113,000 reduction in foreign currency transaction gains related primarily to a change in the value of the Euro in relation to the U.S. Dollar.

Liquidity and Capital Resources

Through March 31, 2012, we funded our operations through the private placement of equity, convertible debt securities and our initial public offering completed in November 2011. As of March 31, 2012, we have received $75.5 million in net proceeds from the issuance of convertible preferred stock, $28.0 million through the issuance of convertible promissory notes, and $129.4 million in net proceeds from the issuance of common stock through our initial public offering. The outstanding principal amount and all accrued and unpaid interest associated with the convertible promissory notes were converted into shares of our common stock immediately prior to the closing of our initial public offering at the initial public offering price of $13.00 per share, in November 2011. As of March 31, 2012, we had cash and cash equivalents totaling $121.0 million. In April 2012, we raised an additional $70.5 million of net proceeds through a public offering of our common stock.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(18,553)	$(8,189)
Net cash provided by investing activities	1,299	2,280
Net cash provided by (used in) financing activities	(9)	2
Effect of exchange rate changes on cash and cash equivalents	10	1
Net decrease in cash and cash equivalents	$(17,253)	$(5,906)

Operating Activities

The cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increase of $10.4 million to cash used in operating activities for the three months ended March 31, 2012 in comparison to the prior year’s respective period was due to the payment of a $4.0 million regulatory milestone to Avila Therapeutics, Inc. in January 2012 and an increase in research and development expenses as described in “Results of Operations” above.

Investing Activities

The cash provided by investing activities for all periods primarily reflects the purchase of available for sale securities offset by maturities and sales of available for sale securities. The decrease of $1.0 million in cash provided by investing activities for the three months ended March 31, 2012 compared to the prior year’s respective period was due to a reduction in available for sale security maturities of $0.4 million and an increase of $0.6 million for the purchase of property and equipment.

Financing Activities

The cash provided by (used in) financing activities for all periods was not significant.

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

The net proceeds raised from the sales of securities to date will not be sufficient to fund our operations through successful development and commercialization of our product candidates. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical trials to support additional development and potential regulatory approval, make milestone payments to our licensors and commercialize our product candidates.

We believe that our existing cash and cash equivalents and the additional $70.5 million raised in April 2012 through the sale of common stock, will allow us to fund our operating plan through at least the next 12 months. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our shareholders.

In addition, if we raise additional funds through the issuance of debt securities, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations. Furthermore, any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned development and commercialization activities, which could harm our business.

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

Contractual Obligations and Commitments

There have been no material changes to our contractual obligations and commitments since December 31, 2011 disclosed in the Annual Report on Form 10-K.

We have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement with Clavis for the development and commercialization of CO-101, we may be required to pay Clavis an aggregate of up to $115.0 million if certain clinical study objectives and regulatory filings and approvals are achieved. Further, we may be required to pay Clavis up to an aggregate of $445.0 million in sales milestone payments if certain annual sales targets are met for CO-101. Subject to certain conditions set forth in the license agreement, Clavis may elect to co-develop and co-promote CO-101 in Europe. If Clavis were to make this election, it would be required to reimburse us for a portion of both past and future development costs. In addition, the milestone payments described above would be reduced. Pursuant to our license agreement with Avila for the development and commercialization of CO-1686, we may be required to pay Avila an aggregate of up to $115.0 million if certain clinical study objectives and regulatory approvals are achieved. Further, we may be required to pay Avila an aggregate of up to $120.0 million in sales milestone payments if certain annual sales targets are met for CO-1686. Pursuant to our license agreement with Pfizer for the development of rucaparib, we may be required to pay Pfizer up to an aggregate $259.0 million in milestone payments upon the successful attainment of development, regulatory and sales milestones. Finally, pursuant to terms of each of these license agreements, we will pay royalties to our licensors on sales, if any, of the respective products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2012, we had cash and cash equivalents of $121.0 million, consisting of bank demand deposits and money market funds that primarily invest in U.S. government obligations. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs, investigational sites, and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2012 and December 31, 2011, approximately 27% and 31%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of March 31, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

We have marked with an asterisk (*) those risk factors that reflect substantive changes from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2011.

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a clinical-stage company with no approved products, and no historical revenues, which makes it difficult to assess our future viability.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates, CO-101, CO-1686 and rucaparib. We are not profitable and have incurred losses in each year since our inception in April 2009. Because we were only recently formed, we have only a limited operating history upon which you can evaluate our business and prospects. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended March 31, 2012 was approximately $19.0 million. As of March 31, 2012, we had an accumulated deficit of $129.5 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. As such, we are subject to all of the risks incident in the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates, CO-101, CO-1686 and rucaparib, are currently in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug.

Each of our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, substantial investment and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. We believe that, depending on the result of our current CO-101 clinical trial, this trial may serve as a pivotal trial to support our application for approval of CO-101. To the extent that the results of the trial are not satisfactory to the Food and Drug Administration, or FDA, or the European Medicines Agency, or EMA, for support of a New Drug Application, or NDA, or Marketing Approval Application, or MAA, respectively, with respect to CO-101, we will be required to expend significant additional resources to conduct additional clinical trials in support of approval of CO-101. In addition, our product development programs contemplate the development of companion diagnostics by our third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates.

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

Although we have clinical trials ongoing for CO-101, CO-1686 and rucaparib, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, patients treated with CO-101 have experienced drug-related side effects including nausea, vomiting, anorexia, fatigue, myelosuppression (an impairment of bone marrow function), neutropenia (a reduction in white blood cells), and thrombocytopenia (a reduction in blood platelet cells) and those treated with rucaparib have experienced drug-related side effects such as nausea and vomiting. While we have only recently initiated clinical trials for CO-1686, as is the case with all oncology drugs, it is likely that there may be side effects associated with its use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As one of the key elements of our clinical development strategy, we seek to identify patient subsets within a disease category who may derive selective and meaningful benefit from the product candidates we are developing. In collaboration with partners, we plan to develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates. Companion diagnostics are subject to regulation by the FDA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we are dependent on the sustained cooperation and effort of our third-party collaborators in developing and obtaining approval for these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

If we established the hENT1 cut-off improperly, or if our LEAP trial results do not support the hENT1 hypothesis, we could jeopardize our potential for success with CO-101.

Retrospective analysis of tissue samples has shown a correlation between hENT1 expression levels and response to gemcitabine therapy such that patients with low levels of hENT1 expression are believed to derive little or no benefit from the drug. Our ongoing pivotal trial will, to our knowledge, be the first clinical trial to prospectively identify patients as hENT1-low and to then correlate their response to CO-101 versus gemcitabine. We utilized both previously published research data, as well as the data we derived from our own retrospective analysis of tissue samples, to reach a judgment as to those pancreatic cancer patients whose level of hENT1 expression we characterize as “hENT1-low”. Using this definition of hENT1-high and hENT1-low, 64% of the 360 patients enrolled in the LEAP trial have been classified as hENT1-low. If we have set the cut-off too high (to cover a broader range of patients), we may reduce our chances of being able to show a statistically significant improvement in the rate of survival in the patients classified as hENT1-low, and thereby fail to meet the pre-defined endpoint of the trial. Conversely, if we were overly conservative in our judgment of classifying patients as hENT1-low, we may improve our chance of success in achieving the pre-defined endpoint, but at the cost of limiting the prescribing label on CO-101 to such a small subset of potential patients as to significantly constrain the commercial potential for this product candidate, if approved. Finally, we have established our hENT1 cut-off based on tissue samples that came from primary pancreatic tumors, but are using tissue samples from metastatic cancer sites to define the hENT1 status of the patients in the trial. While there are limited data that suggest that the hENT1 status is generally consistent between metastatic and primary tumors, this may not be the case in the clinical setting, which could adversely affect the outcome of the trial.

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

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively. *

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the oncology market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, there are currently two agents approved for the treatment of metastatic pancreatic cancer: Gemzar®/gemcitabine marketed by Eli Lilly, Teva Pharmaceutical Industries and APP Pharmaceuticals, and Tarceva® (erlotinib) marketed by Astellas Pharma. In addition, although not an approved therapy, the National Comprehensive Cancer Network includes FOLFIRINOX (5FU/leucovorin plus oxaliplatin and irinotecan) in its recommended first-line treatment options for good performance status patients with metastatic pancreatic cancer. There also are a number of active clinical trials ongoing in pancreatic cancer, including by AB Science SA, Amgen Inc., Astellas Pharma, BioSante Pharmaceuticals, Inc., Celgene Corporation, Immunomedics, Inc., Lorus Therapeutics, Merrimack Pharmaceuticals, Inc., NewLink Genetics Corporation and Threshold Pharmaceuticals, Inc. Tarceva® and Iressa® are two of the currently approved drugs that are used to treat EGFR mutant NSCLC, and in addition, we are aware of two products in development targeting EGFR for the treatment of NSCLC: Boehringer Ingelheim’s BIBW-2992 (afatinib) and Pfizer’s PF-299804. Finally, we believe the products in development targeting the PARP pathway consist of Abbott’s ABT-888 (velaparib), Merck’s MK-4827, Eisai’s E-7016, Cephalon’s CEP-9722 and Biomarin’s BMN-673.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis drug products that are more effective or less costly than any drug candidate that we are currently developing or that we may develop. If approved, our product candidates will face competition from commercially available drugs as well as drugs that are in the development pipelines of our competitors and later enter the market.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Patrick J. Mahaffy, our President and Chief Executive Officer, Erle T. Mast, our Executive Vice President and Chief Financial Officer, Andrew R. Allen, our Executive Vice President of Clinical and Pre-Clinical Development and Chief Medical Officer, Steven L. Hoerter, our Senior Vice President of Commercial, and Gillian C. Ivers-Read, our Executive Vice President of Technical Operations and Chief Regulatory Officer, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies. We are not aware of any present intention of any of these individuals to leave our company. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies.

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

As of May 1, 2012, we had 57 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other resources. Future growth would impose significant added responsibilities on members of management, including:

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

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, as well as rules subsequently adopted by the SEC and the NASDAQ Stock Market, or NASDAQ. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. In addition, on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access, and the SEC has since issued final rules implementing “say on pay” measures. We expect these rules and regulations to substantially increase our legal and financial compliance costs, to make some activities more time-consuming and costly, to result in increased general and administrative expenses and to divert management time and attention from revenue-generating activities. The increased costs will decrease our net income or increase our consolidated net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we are required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report, commencing in our Annual Report on Form 10-K for the year ending December 31, 2012, on the effectiveness of our internal controls over financial reporting, if then required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we identify or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by NASDAQ, the SEC or other regulatory authorities, which would require additional financial and management resources.

New laws and regulations as well as changes to existing laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act and rules adopted by the SEC and by NASDAQ, would likely result in increased costs to us as we respond to their requirements.

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

Third-party claims of intellectual property infringement may prevent or delay our drug discovery and development efforts. *

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

Risks Related to Ownership of our Common Stock

There may not be a viable public market for our common stock and as a result it may be difficult for you to sell your shares of our common stock. *

Our common stock had not been publicly traded prior to our initial public offering in November 2011. The trading market for our common stock on The NASDAQ Global Select Market has been limited and an active trading market for our shares may not be sustained. As a result of these and other factors, you may be unable to resell your shares at a price that is attractive to you or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The price of our stock has been, and may continue to be, volatile, and you could lose all or part of your investment. *

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in November 2011 the price of our common stock on the NASDAQ Global Select Market has ranged from $11.45 per share to $27.55 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. *

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates known to us beneficially own approximately 62.1% of our voting stock. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall. *

Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lapse of lock-up restrictions on resale resulting from our initial public offering and any other legal restrictions on resale, the trading price of our common stock could decline.

We expect that the lock-up agreements pertaining to our initial public offering signed by our directors, officers and substantially all of our stockholders prior to our initial public offering will expire on May 29, 2012 (subject to extension upon the occurrence of specified events). The lock-up agreements pertaining to our follow-on public offering in April 2012 signed by our directors and executive officers will expire 60 days from April 3, 2012 (subject to extension upon the occurrence of specified events). After these lock-up periods expire, up to an additional 15,930,534 shares of common stock will be eligible for sale in the public market, 11,888,685 of which shares are held by directors, executive officers and other affiliates, subject to vesting schedules, volume limitations under Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Our underwriters, however, may, in their sole discretion, permit our officers, directors and other stockholders who are subject to the lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

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

Furthermore, 15,714,252 shares of our common stock, or approximately 60.1% of our total outstanding common stock as of April 20, 2012 (and holders of 297,237 shares of our common stock issuable upon exercise of options to purchase our common stock), are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plans, could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall. *

We expect that significant additional capital will be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to those of holders of our common stock.

Pursuant to our equity incentive plan(s), our compensation committee (or a subset thereof) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of March 31, 2012, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan, or the 2011 Plan, is 700,458, which includes 138,258 shares of our common stock that were reserved for future issuance under our the 2009 Equity Incentive Plan, or the 2009 Plan, and were transferred to the 2011 Plan for future issuance. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds from Sales of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-175080) that was declared effective by the Securities and Exchange Commission on November 15, 2011 and registered an aggregate of 11,500,000 shares of our common stock. On November 21, 2011, 10,000,000 shares of common stock were sold on our behalf at an initial public offering price of $13.00 per share, for aggregate gross proceeds of $130.0 million. On November 30, 2011, in connection with the exercise of the underwriters’ over-allotment option, 700,000 additional shares of common stock were sold on our behalf at the initial public offering price of $13.00 per share, for aggregate gross proceeds of $9.1 million. Following the sale of the 10,700,000 shares of common stock, the offering terminated.

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

As of March 31, 2012, we had used approximately $22.4 million of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into money market funds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(1)	Clovis Oncology Inc. Investor Rights Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc., certain investors named therein.

10.1*(1)	Amended and Restated License Agreement, dated as of November 10, 2010, by and between Clovis Oncology, Inc. and Clavis Pharma ASA.

10.2*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.3*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.4+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.5+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.6+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.7+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and John C. Reed.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.17+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.18+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.20+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.21+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.22+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.23+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.24+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.25+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.26+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.27*(4)	Companion Diagnostics Agreement, dated as of April 19, 2011, by and between Clovis Oncology, Inc. and Roche Molecular Systems, Inc.

10.28*(4)	Master Service Agreement, dated as of March 23, 2010, by and between Clovis Oncology, Inc. and Ventana Medical Systems, Inc., together with the related Individual Project Agreement, dated as of March 25, 2010.

10.29+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.30+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.31+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.32+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

101	The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 5, 2011.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2012	CLOVIS ONCOLOGY, INC.

	By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ Erle T. Mast
Erle T. Mast
Executive Vice President and Chief Financial Officer