Form 10-Q
period 2012-06-30
Clovis Oncology, Inc.
filed 2012-08-10
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 8, 2012 was 26,139,267.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss — for the three months and six months ended June 30, 2012 and 2011 and the cumulative period from April 20, 2009 (inception) through June 30, 2012	3
	Consolidated Balance Sheets — as of June 30, 2012 and December 31, 2011	4
	Consolidated Statements of Cash Flows — for the six months ended June 30, 2012 and 2011 and the cumulative period from April 20, 2009 (inception) through June 30, 2012	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4.	Controls and Procedures	18
PART II. Other Information		19
ITEM 1.	Legal Proceedings	19
ITEM 1A.	Risk Factors	19
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
ITEM 3.	Defaults Upon Senior Securities	42
ITEM 4.	Mine Safety Disclosures	42
ITEM 5.	Other Information	42
ITEM 6.	Exhibits	43
SIGNATURES		46

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from April 20, 2009 (Inception) to June 30,
	2012	2011	2012	2011	2012
Revenues	$—	$—	$—	$—	$—
Operating Expenses:
Research and development	12,590	9,679	25,152	16,720	89,963
General and administrative	2,680	1,705	5,105	3,110	18,476
Acquired in-process research and development	250	7,000	4,250	7,000	36,335

Operating loss	(15,520)	(18,384)	(34,507)	(26,830)	(144,774)
Other income (expense), net	(172)	(115)	(176)	3	(381)

Loss before income taxes	(15,692)	(18,499)	(34,683)	(26,827)	(145,155)
Income taxes	35	—	27	—	—

Net loss	$(15,657)	$(18,499)	$(34,656)	$(26,827)	$(145,155)

Basic and diluted net loss per common share	$(0.61)	$(14.32)	$(1.45)	$(21.07)	$(26.14)

Basic and diluted weighted average common shares outstanding	25,744	1,292	23,892	1,273	5,552

Comprehensive loss	$(15,661)	$(18,514)	$(34,658)	$(26,848)	$(145,108)

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$176,903	$138,236
Available for sale securities	—	2,012
Prepaid research and development expenses	596	1,020
Other current assets	419	247

Total current assets	177,918	141,515
Property and equipment, net	1,944	1,896
Other assets	37	34

Total assets	$179,899	$143,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,401	$3,036
Accrued research and development expenses	6,570	5,071
Other accrued expenses	1,876	2,889

Total current liabilities	9,847	10,996
Non-current liabilities	484	656
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2012 and December 31, 2011
Common stock, $0.001 par value per share, 100,000,000 shares authorized at June 30, 2012 and December 31, 2011; 26,139,267 and 22,375,757 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	26	22
Additional paid-in capital	314,650	242,221
Accumulated other comprehensive income	47	49
Deficit accumulated during development stage	(145,155)	(110,499)

Total stockholders’ equity	169,568	131,793

Total liabilities and stockholders’ equity	$179,899	$143,445

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,		Cumulative from April 20, 2009 (Inception) to June 30,
	2012	2011	2012
Operating activities
Net loss	$(34,656)	$(26,827)	$(145,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	176	86	450
Share-based compensation expense	2,114	397	3,511
Amortization of premiums and discounts on available for sale securities	10	97	471
Gain on sale of available for sale securities	—	(16)	(34)
Non-cash acquired in-process research and development	—	7,000	7,000
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	1,922	444	5,973
Other operating assets	531	(484)	331
Accounts payable	(1,655)	1,020	1,401
Other accrued expenses	(888)	368	1,812

Net cash used in operating activities	(32,446)	(17,915)	(124,240)
Investing activities
Purchases of property and equipment	(908)	(151)	(2,394)
Purchases of available for sale securities	—	—	(27,008)
Maturities and sales of available for sale securities	2,000	6,414	26,571

Net cash provided by (used in) investing activities	1,092	6,263	(2,831)
Financing activities
Proceeds from sale of convertible preferred stock, net of issuance costs	—	(790)	75,499
Proceeds from sale of common stock, net of issuance costs	69,976	—	199,335
Proceeds from stock option exercises	42	893	1,193
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	27,903	27,902

Net cash provided by financing activities	70,018	28,006	303,929
Effect of exchange rate changes on cash and cash equivalents	3	8	45

Increase in cash and cash equivalents	38,667	16,362	176,903
Cash and cash equivalents at beginning of period	138,236	10,508	—

Cash and cash equivalents at end of period	$176,903	$26,870	$176,903

Non-cash items:
Conversion of convertible preferred stock to common stock	$—	$—	$75,499
Conversion of convertible promissory notes and accrued interest to common stock	$—	—	$35,851
Assets recorded for which payment (has)/has not yet occurred	$(684)	—	$—

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (the “Company”), a corporation in the development stage, was incorporated in Delaware on April 20, 2009, and commenced operations in May 2009. The Company is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of clinical development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of up-front payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing three in-licensed compounds and their companion diagnostics, evaluating new product acquisition candidates, raising capital and corporate organization activities. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of June 30, 2012.

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

Liquidity

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through public and private equity financings, and management expects operating losses and negative cash flows to continue for at least the next few years. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless or until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at June 30, 2012 is sufficient to meet the cash requirements to fund planned operations through at least the next twelve months without additional sources of cash, although there can be no assurance that this can, in fact, be accomplished.

Recently Adopted Accounting Updates

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. The standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. An entity may present items of net income and other comprehensive income in one continuous statement, or in two separate, but consecutive statements. The Company adopted this standard on January 1, 2012.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include U.S. government obligations, U.S. government agency obligations and corporate debt securities.

Level 3:	Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

Description	Balance	Level 1	Level 2	Level 3
June 30, 2012
Money market	$172,381	$172,381	$—	$—

Total assets at fair value	$172,381	$172,381	$—	$—

December 31, 2011
Money market	$136,273	$136,273	$—	$—
U.S. agency obligations	2,012	—	2,012	—

Total assets at fair value	$138,285	$136,273	$2,012	$—

There were no security transfers between Levels 1 and 2 during the six month period ended June 30, 2012.

4.	Available for Sale Securities

The Company’s available for sale securities at cost or amortized cost value and fair market value by contractual maturity were (in thousands):

	Cost or Amortized Cost Value	Fair Market Value
December 31, 2011
Due in one year or less	$2,010	$2,012

Total	$2,010	$2,012

The types of securities included in the Company’s available for sale investments at December 31, 2011 were (in thousands):

	Cost or Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Market Value
December 31, 2011
U.S. government agencies	$2,010	$2	$—	$2,012

No securities have been in a continuous unrealized loss position for more than 12 months at June 30, 2012 and December 31, 2011, respectively, and no impairments have been recorded for the periods presented.

5.	Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued personnel costs	$1,546	$2,373
Accrued corporate legal fees and professional services	146	231
Accrued expenses – other	184	285

Other accrued expenses	$1,876	$2,889

6.	Convertible Promissory Notes

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

In connection with the completion of the Company’s initial public offering in November 2011, all of the outstanding shares of convertible preferred stock were automatically converted into 7,244,523 shares of the Company’s common stock. The Series A-1, A-2 and B convertible preferred stock was converted into common stock at a rate of 2.9 for 1 based upon the election of the convertible preferred stock holders immediately prior to the closing of the initial public offering. The preferred shares also contained beneficial liquidation and dividend preferences, none of which were realized due to the conversion of the shares into common stock.

8.	Share-Based Compensation

Share-based compensation expense for the three and six months ended June 30, 2012 and 2011, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from April 20, 2009 (Inception) to
	2012	2011	2012	2011	June 30, 2012
Research and development	$592	$172	$1,032	$206	$1,693
General and administrative	576	166	1,082	191	1,818

Total share-based compensation expense	$1,168	$338	$2,114	$397	$3,511

The Company did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 30, 2012 and 2011, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of June 30, 2012. No share-based compensation expense was capitalized on our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the six month period ended June 30, 2012:

	Option Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	934,816	$4.88
Granted	806,698	23.58
Exercised	(13,510)	3.12
Forfeited	(9,806)	3.28

Balance at June 30, 2012	1,718,198	$13.68	9.04	$15,697,604

Vested and expected to vest at June 30, 2012	1,538,488	$13.01	8.99	$14,959,224

Vested at June 30, 2012	304,425	$1.87	7.88	$6,031,082

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $21.68 as of June 30, 2012, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

	Three Months Ended June 30,
	2012	2011
Weighted-average grant-date fair value per share	$12.60	$9.18
Intrinsic value of options exercised	$162,845	$5,423
Cash received from stock option exercises	$32,108	$892,221

	Six Months Ended June 30,
	2012	2011
Weighted-average grant-date fair value per share	$15.02	$9.24
Intrinsic value of options exercised	$223,319	$5,423
Cash received from stock option exercises	$42,149	$893,670

The 2009 Equity Incentive Plan allows for the option holder to exercise stock option shares prior to the vesting of the option. The shares acquired from an early exercise are subject to repurchase if the option holder terminates employment or service with the Company. The number of unvested common shares at the point of termination will be repurchased by the Company at the stated exercise price of the option. The number of common shares exercised prior to vesting was 251,471 and 336,545 at June 30, 2012 and 2011, respectively. The number of early exercised shares expected to vest using estimated forfeiture rates over the remaining service period of the option term was 249,100 and 284,105 at June 30, 2012 and 2011, respectively.

As of June 30, 2012, the unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, and estimated weighted-average remaining vesting period was as follows:

Unrecognized share-based compensation expense (in millions)	Weighted- average remaining vesting period (in years)
$ 14.6	3.2

9.	License Agreements

CO-101

In November 2009, the Company entered into a license agreement with Clavis Pharma ASA (“Clavis”) to develop and commercialize CO-101 in North America, Central America, South America and Europe. Under terms of the license agreement, the Company made an up-front payment to Clavis in the amount of $15.0 million, which was comprised of $13.1 million for development costs incurred prior to the execution of the agreement that was recognized as acquired in-process research and development and $1.9 million for the prepayment of preclinical activities to be performed by Clavis. In November 2010, the license agreement was amended to expand the license territory to include Asia and other international markets. The Company made a payment of $10.0 million to Clavis for the territory expansion and recognized the payment as acquired in-process research and development. As part of the amended license agreement, Clavis has also agreed to reimburse up to $3.0 million of the Company’s research and development costs for certain CO-101 development activities subject to the Company incurring such costs. For the six months ended June 30, 2012 and 2011 and the cumulative period from April 20, 2009 (Inception) to June 30, 2012, the Company incurred expenses eligible for reimbursement of approximately $0, $2.0 million and $3.0 million, respectively, which were recorded as a reduction to research and development expenses. The Company is responsible for all remaining development and commercialization costs of CO-101 and, if approved, Clavis will be eligible to receive royalties based on the volume of annual net sales achieved. The Company may be required to pay Clavis up to an aggregate of $115.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, the Company may be required to pay Clavis up to an aggregate of $445.0 million in sales milestone payments if certain annual sales targets are met for the CO-101 compound.

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

CO-1686

In May 2010, the Company entered into a worldwide license agreement with Avila Therapeutics, Inc. (“Avila”) to discover, develop and commercialize preclinical covalent inhibitors of mutant forms of the epidermal growth factor receptor gene. CO-1686 was identified as the lead inhibitor candidate developed by Avila under the license agreement. The Company is responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize CO-1686. The Company made an up-front payment of $2.0 million to Avila upon execution of the license agreement, which was recognized as acquired in-process research and development expense. If approved, the Company is obligated to pay Avila royalties on net sales of CO-1686, based on the volume of annual net sales achieved. Avila has the option to increase royalty rates by electing to reimburse a portion of the development expenses incurred by the Company. This option must be exercised within a limited period of time of Avila’s being notified of our intent to pursue regulatory approval of CO-1686 in the United States or European Union as a first line therapy. The Company may be required to pay to Avila up to an aggregate of $119.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, the Company may be required to pay Avila up to an aggregate of $120.0 million in sales milestones if certain annual sales targets are achieved. In March 2012, Avila was acquired by Celgene Corporation.

In January 2012, the U.S. Food and Drug Administration (FDA) accepted our investigational new drug (IND) application to begin clinical investigation of CO-1686. Following the FDA’s acceptance of the IND application, we made a milestone payment of $4.0 million to Avila as required by the license agreement and recognized the payment as acquired in-process research and development expense.

Rucaparib

In June 2011, the Company entered into a license agreement with Pfizer Inc. to acquire exclusive global development and commercialization rights to Pfizer’s drug candidate PF-01367338, also known as rucaparib. This drug candidate is a small molecule inhibitor of poly (ADP-ribose) polymerase, or PARP, which the Company is developing for the treatment of selected solid tumors. Pursuant to the terms of the license agreement, the Company made an up-front payment by issuing to Pfizer a $7.0 million convertible promissory note with a 5% annual interest rate, due in 2012. Upon completion of the Company’s initial public offering in November 2011, the principal balance and all accrued and unpaid interest due on this note of $7.2 million was converted into 551,222 shares of common stock. The Company is responsible for all development and commercialization costs of rucaparib and, if approved, Pfizer will receive royalties on the net sales of the product. In addition, Pfizer is eligible to receive up to $259.0 million of further payments, in aggregate, if certain development, regulatory and sales milestones are achieved.

In April 2012, the Company entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents. Pursuant to the terms of the license agreement, the Company made an up-front payment of $250,000 upon execution of the agreement, which was recognized as acquired in-process research and development expense. The Company may be required to pay up to an aggregate of $0.7 million in milestone payments if certain regulatory filings, acceptances and approvals are achieved. If approved, AstraZeneca will also receive royalties on any net sales of rucaparib.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2012	2011
Common shares under option	1,718	739
Convertible preferred stock	—	7,245

Total potential dilutive shares	1,718	7,984

11.	Commitments and Contingencies

Royalty and License Fee Commitments

The Company has entered into certain license agreements, as identified in Note 9, with third parties that include the payment of certain development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at June 30, 2012 and December 31, 2011.

12.	Equity Offering

In April 2012, the Company raised $75.0 million in gross proceeds from the sale of 3,750,000 shares of its common stock in a public offering at $20.00 per share. The net offering proceeds realized after deducting offering expenses and underwriters’ discounts and commissions was $70.0 million.

13.	Subsequent Events

The Company evaluated subsequent events through the filing date of these interim financial statements.

Drug Discovery Collaboration Agreement

In July 2012, the Company entered into a drug discovery collaboration agreement with Array BioPharma Inc. for the discovery of a novel KIT inhibitor targeting resistance mutations for the treatment of GIST, a gastrointestinal cancer. Under the terms of the agreement, the Company is responsible to fund all costs of the discovery program, as well as costs to develop and commercialize any clinical candidates discovered. If any clinical candidates are discovered and the Company seeks to pursue clinical development of such clinical candidates, the Company may be required to pay Array up to an aggregate of $192.0 million in milestone payments if certain development and regulatory objectives and annual net sales targets are achieved.

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

We were incorporated in Delaware in April 2009 and commenced operations in May 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates, and the general and administrative support of these operations. We have generated no revenues and, through June 30, 2012, have principally funded our operations using the $75.5 million of net proceeds from the sale of convertible preferred stock, the issuance of $35.0 million aggregate principal amount of convertible promissory notes, and $199.3 million of net proceeds from public offerings of our common stock completed in November 2011 and April 2012. The convertible preferred stock and outstanding principal amount of the convertible promissory notes and all accrued and unpaid interest converted into shares of our common stock immediately prior to the closing of our initial public offering in November 2011.

We have never been profitable and, as of June 30, 2012, we had an accumulated deficit of $145.2 million. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates and general and administrative costs will increase as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

The financial information presented from April 20, 2009 (inception) to December 31, 2010 was based solely on the results of Clovis Oncology, Inc. Subsequent to January 1, 2011, the financial information is consolidated and includes the results of our wholly owned subsidiary in the United Kingdom. All intercompany transactions and balances are eliminated in this consolidation.

Product License Agreements

CO-101

In November 2009, we entered into a license agreement with Clavis to develop and commercialize CO-101 in North America, Central America, South America and Europe. Under the terms of the license agreement, we made an up-front payment to Clavis in the amount $15.0 million, which was comprised of $13.1 million for development costs incurred prior to the execution of the agreement, which we recognized as acquired in-process research and development and $1.9 million for the prepayment of preclinical activities to be performed by Clavis. In November 2010, the license agreement was amended to expand the license territory to include Asia and other international markets. We paid Clavis $10.0 million for the territory expansion and recognized that payment as acquired in-process research and development expense. As part of the amendment to the license agreement, Clavis agreed to reimburse up to $3.0 million of our research and development costs for certain CO-101 development activities subject to our incurring such costs. We are responsible for all remaining development and commercialization costs of the compound and, if approved, Clavis will be entitled to receive royalties based on the volume of annual net sales achieved. We may be required to pay Clavis an aggregate of up to $115.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we may be required to pay Clavis an aggregate of up to $445.0 million in sales milestone payments if certain annual sales targets are met for CO-101.

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

Rucaparib

In June 2011, we entered into a license agreement with Pfizer to acquire exclusive global development and commercialization rights to Pfizer’s drug candidate PF-01367338, also known as rucaparib. This drug candidate is a small molecule PARP inhibitor which we are developing for the treatment of selected solid tumors. Pursuant to the terms of the license agreement, we made an up-front payment by issuing Pfizer $7.0 million principal amount of a 5% convertible promissory note due 2012, which was subsequently converted to common stock immediately prior to our initial public offering. We are responsible for all development and commercialization costs of rucaparib and, if approved, we will be required to pay Pfizer royalties on sales of the product. In addition, we may be required to pay Pfizer up to an aggregate of $259.0 million in milestone payments if certain development, regulatory and sales milestones are achieved.

In April 2012, the Company entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents. Pursuant to the terms of the license agreement, the Company made an up-front payment of $250,000 upon execution of the agreement, which was recognized as acquired in-process research and development expense. The Company may be required to pay up to an aggregate of $0.7 million in milestone payments if certain regulatory filings, acceptances and approvals are achieved. If approved, AstraZeneca will also receive royalties on any sales of rucaparib.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to complete development of our most advanced product candidate, CO-101 and its companion diagnostic, and expand our clinical and companion diagnostic development activities for our CO-1686 and rucaparib product candidates.

The following table identifies research and development costs and acquired in-process research and development costs on a program-specific basis for our product candidates in-licensed through June 30, 2012 and their companion diagnostics. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from April 20, 2009 (Inception) to June 30,
	2012	2011	2012	2011	2012
	(in thousands)
CO-101 Expenses
Acquired in-process R&D	$—	$—	$—	$—	$23,085
Research and development	5,464	5,412	11,345	9,174	47,880

CO-101 Total	5,464	5,412	11,345	9,174	70,965
CO-1686 Expenses
Acquired in-process R&D	—	—	4,000	—	6,000
Research and development	1,316	1,505	2,328	2,794	10,956

CO-1686 Total	1,316	1,505	6,328	2,794	16,956
Rucaparib Expenses
Acquired in-process R&D	250	7,000	250	7,000	7,250
Research and development	1,655	291	3,587	291	6,448

Rucaparib Total	1,905	7,291	3,837	7,291	13,698
Personnel and other expenses	4,155	2,471	7,892	4,461	24,679

Total	$12,840	$16,679	$29,402	$23,720	$126,298

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, business development, legal, investor relations and information technology functions. Other general and administrative expenses include facility costs, communication expenses, corporate insurance, and professional fees for legal, consulting and accounting services.

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

Results of Operations

Comparison of Three Months Ended June 30, 2012 and 2011:

The following table summarizes the results of our operations for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,
	2012	2011	Increase (Decrease)	Percent Change
	(in thousands)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	12,590	9,679	2,911	30.1%
General and administrative	2,680	1,705	975	57.2%
Acquired in-process research and development	250	7,000	(6,750)	96.4%

Operating loss	(15,520)	(18,384)	(2,864)	15.6%
Other income (expense), net	(172)	(115)	57	49.6%

Loss before income taxes	(15,692)	(18,499)	(2,807)	15.2%
Income taxes	35	—	(35)	100.0%

Net loss	$(15,657)	$(18,499)	$(2,842)	15.4%

Research and Development Expenses. The increase in research and development expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to the growth in rucaparib and CO-101 third-party development expenses of $1.5 million associated with drug formulation and manufacturing costs, the expansion of clinical trials, the development of companion diagnostics, and market research and medical education activities. The remaining increase of $1.4 million was due primarily to an increase in our internal salaries, benefits and personnel related costs resulting from additional headcount hired to support the expanding development activities of our product candidates.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily attributable to increased personnel, professional services, facilities and information system costs associated with being a publicly traded company. Additionally, share-based compensation expense increased by $0.4 million due to the increase in value of the stock options granted in the second quarter of 2012.

Acquired In-Process Research and Development Expenses. The decrease in acquired in-process research and development expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to a reduction in payments made to partners related to in-licensing agreements. In June 2011, we made an up-front payment to Pfizer to acquire the licensing rights to rucaparib by issuing a $7.0 million convertible promissory note.

Other Income (Expense), Net. The increase in other income (expense), net for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was due to foreign currency transaction losses resulting from a reduction in the value of the Euro in relation to the U.S. Dollar. The increase in expense was partially offset by a reduction in interest expense related to convertible promissory notes outstanding in the second quarter of 2011 that were converted to common stock during our initial public offering in November 2011.

Comparison of Six Months Ended June 30, 2012 and 2011:

The following table summarizes the results of our operations for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011	Increase (Decrease)	Percent Change
	(in thousands)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	25,152	16,720	8,432	50.4%
General and administrative	5,105	3,110	1,995	64.1%
Acquired in-process research and development	4,250	7,000	(2,750)	39.3%

Operating loss	(34,507)	(26,830)	7,677	28.6%
Other income (expense), net	(176)	3	179	5966.7%

Loss before income taxes	(34,683)	(26,827)	7,856	29.3%
Income taxes	27	—	(27)	100.0%

Net loss	$(34,656)	$(26,827)	$7,829	29.2%

Research and Development Expenses. The increase in research and development expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due, in part, to the growth in CO-101 third-party development expenses of $2.1 million associated with drug formulation and manufacturing costs and medical education activities. Research and development expenses also increased by $3.3 million, due to our assumption of clinical development responsibility and associated costs for rucaparib in June 2011. The remaining increase of $3.0 million was due primarily to an increase in our internal salaries, benefits and personnel related costs resulting from additional headcount hired to support the expanding development activities of our product candidates.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was primarily attributable to increased personnel, professional services, facilities and information system costs associated with being a publicly traded company. Additionally, share-based compensation expense increased by $0.9 million due to the increase in value of the stock options granted in the first half of 2012.

Acquired In-Process Research and Development Expenses. The decrease in acquired in-process research and development expenses for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to a reduction in payments made to partners related to in-licensing agreements. In January 2012, we made a regulatory milestone payment of a $4.0 million to Avila Therapeutics, Inc. for the FDA’s acceptance of our IND application to begin clinical investigation of CO-1686. In June 2011, we made an up-front payment to Pfizer to acquire the licensing rights to rucaparib by issuing a $7.0 million convertible promissory note.

Other Income (Expense), Net. The increase in other income (expense), net for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to foreign currency transaction losses resulting from a reduction in the value of the Euro in relation to the U.S. Dollar. The increase in expense was partially offset by a reduction in interest expense related to convertible promissory notes issued in the second quarter of 2011 that were converted to common stock during our initial public offering in November 2011.

Liquidity and Capital Resources

Through June 30, 2012, we funded our operations through the private placement of preferred stock and convertible debt securities and the public offering of our common stock in November 2011 and April 2012. As of June 30, 2012, we have received $75.5 million in net proceeds from the issuance of convertible preferred stock, $28.0 million through the issuance of convertible promissory notes, and $199.3 million in net proceeds from the issuance of common stock. The outstanding principal amount and all accrued and unpaid interest associated with the convertible promissory notes were converted into shares of our common stock immediately prior to the closing of our initial public offering at the initial public offering price of $13.00 per share, in November 2011. As of June 30, 2012, we had cash and cash equivalents totaling $176.9 million.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(32,446)	$(17,915)
Net cash provided by investing activities	1,092	6,263
Net cash provided by financing activities	70,018	28,006
Effect of exchange rate changes on cash and cash equivalents	3	8
Net increase in cash and cash equivalents	$38,667	$16,362

Operating Activities

The cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increase of $14.5 million to cash used in operating activities for the six months ended June 30, 2012 in comparison to the prior year’s respective period was due primarily to the payment of a $4.0 million regulatory milestone to Avila Therapeutics, Inc. in January 2012 and an increase in research and development expenses as described in “Results of Operations” above.

Investing Activities

The cash provided by investing activities for all periods primarily reflects the purchase of available for sale securities offset by maturities and sales of available for sale securities. The decrease of $5.2 million in cash provided by investing activities for the six months ended June 30, 2012 compared to the prior year’s respective period was due to a reduction in available for sale security sales and maturities of $4.4 million and an increase of $0.8 million for the purchase of property and equipment.

Financing Activities

The cash provided by financing activities for all periods primarily reflects the receipt of $28.0 million in net proceeds from issuance of convertible notes payable in May and June 2011 and the receipt of $70.0 million in net proceeds from the sale of our common stock in April 2012.

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

We believe that our existing cash and cash equivalents will allow us to fund our operating plan through at least the next 12 months. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our shareholders.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the product candidates, companion diagnostics, and indications we pursue;

•	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;

•	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and preclinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;

•	the cost of commercialization activities, if any, if our product candidates are approved for sale, including marketing and distribution costs;

•	the cost of manufacturing any of our product candidates we successfully commercialize;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and

•	the timing, receipt and amount of sales, if any, of our product candidates.

Contractual Obligations and Commitments

As of June 30, 2012, there were no material changes to our contractual obligations and commitments since December 31, 2011 disclosed in the Annual Report on Form 10-K.

We have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement with Clavis for the development and commercialization of CO-101, we may be required to pay Clavis an aggregate of up to $115.0 million if certain clinical study objectives and regulatory filings and approvals are achieved. Further, we may be required to pay Clavis up to an aggregate of $445.0 million in sales milestone payments if certain annual sales targets are met for CO-101. Subject to certain conditions set forth in the license agreement, Clavis may elect to co-develop and co-promote CO-101 in Europe. If Clavis were to make this election, it would be required to reimburse us for a portion of both past and future development costs. In addition, the milestone payments described above would be reduced. Pursuant to our license agreement with Avila for the development and commercialization of CO-1686, we may be required to pay Avila an aggregate of up to $115.0 million if certain clinical study objectives and regulatory approvals are achieved. Further, we may be required to pay Avila an aggregate of up to $120.0 million in sales milestone payments if certain annual sales targets are met for CO-1686. Pursuant to our license agreements for the development of rucaparib, we may be required to pay up to an aggregate $259.7 million in milestone payments upon the successful attainment of development, regulatory and sales milestones. Finally, pursuant to terms of each of these license agreements, we will pay royalties to our licensors on sales, if any, of the respective products.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2012, we had cash and cash equivalents of $176.9 million, consisting of bank demand deposits and money market funds that primarily invest in U.S. government obligations. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs, investigational sites, and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2012 and December 31, 2011, approximately 26% and 31%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of June 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a clinical-stage company with no approved products, and no historical revenues, which makes it difficult to assess our future viability.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates, CO-101, CO-1686 and rucaparib. We are not profitable and have incurred losses in each year since our inception in April 2009. Because we were only recently formed, we have only a limited operating history upon which you can evaluate our business and prospects. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended June 30, 2012 was $15.7 million. As of June 30, 2012, we had an accumulated deficit of $145.2 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. As such, we are subject to all of the risks incident in the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures.

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

This lengthy approval process as well as the unpredictability of future clinical trial results may result in our failing to obtain regulatory approval to market our product candidates, which would significantly harm our business, results of operations and prospects.

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

There have been multiple publications addressing the relationship between hENT1 levels and gemcitabine treatment outcomes. To date, all of these publications have suggested the same relationship, namely that hENT1-high patients tend to respond better to gemcitabine therapy than hENT1-low patients. For example, in 2009, a study published in Gastroenterology reported the results of a retrospective analysis of randomized samples collected from 198 pancreatic cancer patients between 1998 and 2002 comparing treatment with gemcitabine versus 5-FU. Patients in this study treated with gemcitabine who had a high level of hENT1 expression had a median overall survival of 21 months, compared to a median overall survival of 16 months for gemcitabine-treated patients with low hENT1 expression and 12 months for gemcitabine-treated patients with no hENT1 expression. Importantly, the results of this study also demonstrated that there was no correlation between overall survival and hENT1 expression for patients treated with 5-FU. It is possible that other retrospective analyses of tissue samples may be published that do not reflect this correlation. However, none of such studies will have attempted to do what our LEAP trial is designed to do, which is to seek to prospectively prove this hENT1 hypothesis. Accordingly, we bear the risk that in a prospective, well controlled clinical trial, we may not be able to prove the hENT1 hypothesis. Our failure to achieve the predefined endpoints of the LEAP trial that support this hENT1 hypothesis would have an adverse impact on our ability to obtain approval for CO-101 and on our business, financial condition and prospects.

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

We currently have a very limited marketing and sales organization. If we are unable to establish marketing and sales capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be able to effectively market and sell our product candidates, if approved, or generate product revenues.

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

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively. *

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the oncology market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, there are currently two agents approved for the treatment of metastatic pancreatic cancer: Gemzar®/gemcitabine marketed by Eli Lilly, Teva Pharmaceutical Industries and APP Pharmaceuticals, and Tarceva® (erlotinib) marketed by Astellas Pharma. In addition, although not an approved therapy, the National Comprehensive Cancer Network includes FOLFIRINOX (5FU/leucovorin plus oxaliplatin and irinotecan) in its recommended first-line treatment options for good performance status patients with metastatic pancreatic cancer. There also are a number of active clinical trials ongoing in pancreatic cancer, including by AB Science SA, Amgen Inc., Astellas Pharma, BioSante Pharmaceuticals, Inc., Celgene Corporation, Immunomedics, Inc., Lorus Therapeutics, Merrimack Pharmaceuticals, Inc., NewLink Genetics Corporation and Threshold Pharmaceuticals, Inc. Tarceva® and Iressa® are two of the currently approved drugs that are used to treat EGFR mutant NSCLC, and in addition, we are aware of two products in development targeting EGFR for the treatment of NSCLC: Boehringer Ingelheim’s BIBW-2992 (afatinib) and Pfizer’s PF-299804. Finally, we believe the products in development targeting the PARP pathway consist of Abbott’s ABT-888 (velaparib), Tesaro, Inc.’s niraparib, Eisai’s E-7016, Teva’s CEP-9722 and Biomarin’s BMN-673.

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

•

a new Medicare Part D coverage gap discount program, under which manufacturers must agree to offer 50 percent point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

•	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;

•	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;

•	a licensure framework for follow-on biologic products; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research.

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

As of August 6, 2012, we had 63 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other human resources. Future growth would impose significant added responsibilities on members of management, including:

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

We have incurred substantial losses during our history and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset future taxable income, if any, until such unused losses expire. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As of December 31, 2011, we had federal net operating loss carryforwards of approximately $63.6 million that could be limited if we experience an ownership change, which could have an adverse effect on our results of operations.

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

We license the use, development and commercialization rights for all of our product candidates, and may enter into similar licenses in the future. Under each of our existing license agreements we are subject to commercialization and development, diligence obligations, milestone payment obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, our licensing partners may have the right to terminate the license in whole or in part. Generally, the loss of any one of our three current licenses or other licenses in the future could materially harm our business, prospects, financial condition and results of operations.

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

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval. *

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates known to us beneficially own approximately 62.7% of our voting stock. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall. *

Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

In addition, shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act, and, in any event, we have filed a registration statement permitting shares of common stock issued on exercise of options to be freely sold in the public market. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Certain holders of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of June 30, 2012, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan, or the 2011 Plan, is 1,605,846. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock.

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

As of June 30, 2012, we had used approximately $36.5 million of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into money market funds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(1)	Clovis Oncology Inc. Investor Rights Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc., certain investors named therein.

10.1*(1)	Amended and Restated License Agreement, dated as of November 10, 2010, by and between Clovis Oncology, Inc. and Clavis Pharma ASA.

10.2*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.3*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.4+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.5+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.6+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.7+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and John C. Reed.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.17+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.18+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.20+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.21+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.22+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.23+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.24+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.25+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.26+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.27*(4)	Companion Diagnostics Agreement, dated as of April 19, 2011, by and between Clovis Oncology, Inc. and Roche Molecular Systems, Inc.

10.28*(4)	Master Service Agreement, dated as of March 23, 2010, by and between Clovis Oncology, Inc. and Ventana Medical Systems, Inc., together with the related Individual Project Agreement, dated as of March 25, 2010.

10.29+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.30+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.31+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.32+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

101	The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 5, 2011.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2012	CLOVIS ONCOLOGY, INC.

	By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ Erle T. Mast
Erle T. Mast
Executive Vice President and Chief Financial Officer