Form 10-Q
period 2012-09-30
Clovis Oncology, Inc.
filed 2012-11-14
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 12, 2012 was 26,139,267.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss — for the three months and nine months ended September 30, 2012 and 2011 and the cumulative period from April 20, 2009 (inception) through September 30, 2012	3
	Consolidated Balance Sheets — as of September 30, 2012 and December 31, 2011	4
	Consolidated Statements of Cash Flows — for the nine months ended September 30, 2012 and 2011 and the cumulative period from April 20, 2009 (inception) through September 30, 2012	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4.	Controls and Procedures	19
PART II. Other Information		20
ITEM 1.	Legal Proceedings	20
ITEM 1A.	Risk Factors	20
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
ITEM 3.	Defaults Upon Senior Securities	35
ITEM 4.	Mine Safety Disclosures	35
ITEM 5.	Other Information	35
ITEM 6.	Exhibits	35
SIGNATURES		38

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from April 20, 2009 (Inception) to September 30,
	2012	2011	2012	2011	2012
Revenues	$—	$—	$—	$—	$—
Operating Expenses:
Research and development	15,458	11,566	40,610	28,286	105,421
General and administrative	2,762	1,714	7,867	4,824	21,238
Acquired in-process research and development	—	—	4,250	7,000	36,335

Operating loss	(18,220)	(13,280)	(52,727)	(40,110)	(162,994)
Other income (expense), net	(48)	(555)	(224)	(552)	(429)

Loss before income taxes	(18,268)	(13,835)	(52,951)	(40,662)	(163,423)
Income taxes	—	—	27	—	—

Net loss	$(18,268)	$(13,835)	$(52,924)	$(40,662)	$(163,423)

Basic and diluted net loss per common share	$(0.71)	$(10.73)	$(2.15)	$(31.82)	$(23.21)

Basic and diluted weighted average common shares outstanding	25,906	1,289	24,568	1,278	7,040

Comprehensive loss	$(18,261)	$(13,809)	$(52,919)	$(40,657)	$(163,368)

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$162,479	$138,236
Available for sale securities	—	2,012
Prepaid research and development expenses	443	1,020
Other current assets	378	247

Total current assets	163,300	141,515
Property and equipment, net	1,981	1,896
Other assets	38	34

Total assets	$165,319	$143,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,123	$3,036
Accrued research and development expenses	7,577	5,071
Other accrued expenses	2,331	2,889

Total current liabilities	12,031	10,996
Non-current liabilities	408	656
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2012 and December 31, 2011	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at September 30, 2012 and December 31, 2011; 26,139,267 and 22,375,757 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	26	22
Additional paid-in capital	316,222	242,221
Accumulated other comprehensive income	55	49
Deficit accumulated during development stage	(163,423)	(110,499)

Total stockholders’ equity	152,880	131,793

Total liabilities and stockholders’ equity	$165,319	$143,445

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,		Cumulative from April 20, 2009 (Inception) to September 30,
	2012	2011	2012
Operating activities
Net loss	$(52,924)	$(40,662)	$(163,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	269	133	543
Share-based compensation expense	3,608	802	5,005
Amortization of premiums and discounts on available for sale securities	11	121	472
Gain on sale of available for sale securities	—	(16)	(34)
Non-cash acquired in-process research and development	—	7,000	7,000
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	3,083	2,503	7,134
Other operating assets	573	25	373
Accounts payable	(933)	1,550	2,123
Other accrued expenses	(438)	1,379	2,262

Net cash used in operating activities	(46,751)	(27,165)	(138,545)
Investing activities
Purchases of property and equipment	(1,038)	(445)	(2,524)
Purchases of available for sale securities	—	—	(27,008)
Maturities and sales of available for sale securities	2,000	9,614	26,571

Net cash provided by (used in) investing activities	962	9,169	(2,961)
Financing activities
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	75,499
Proceeds from sale of common stock, net of issuance costs	69,976	(1,514)	199,335
Proceeds from stock option exercises	42	1,052	1,193
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	27,903	27,902

Net cash provided by financing activities	70,018	27,441	303,929
Effect of exchange rate changes on cash and cash equivalents	14	39	56

Increase in cash and cash equivalents	24,243	9,484	162,479
Cash and cash equivalents at beginning of period	138,236	10,508	—

Cash and cash equivalents at end of period	$162,479	$19,992	$162,479

Non-cash items:
Conversion of convertible preferred stock to common stock	$—	$—	$75,499
Conversion of convertible promissory notes and accrued interest to common stock	$—	—	$35,851
Assets recorded for which payment (has)/has not yet occurred	$(684)	—	$—

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.	Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (the “Company”), a corporation in the development stage, was incorporated in Delaware on April 20, 2009, and commenced operations in May 2009. The Company is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of up-front payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing in-licensed compounds and their companion diagnostics, evaluating new product acquisition candidates, raising capital and corporate organization activities. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of September 30, 2012.

On November 12, 2012, the Company reported results from the on-going pivotal study for one of its products, CO-101, in metastatic pancreatic cancer. The study results failed to demonstrate a difference in overall survival between the two study arms, CO-101 versus gemcitabine. Based on the results of the study, the Company has suspended development of CO-101, pending further evaluation of the data.

Basis of Presentation

The information reported within the Company’s financial statements from April 20, 2009 to December 31, 2010 was based solely on the accounts of Clovis Oncology, Inc. Effective January 1, 2011, Clovis Oncology UK Limited, a wholly owned subsidiary of the Company, commenced operations. All financial information presented after December 31, 2010 was consolidated and includes the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The Company evaluates subsequent events up to the time of filing with the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2011 for a broader discussion of our business and the opportunities and risks inherent in such business.

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

Liquidity

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through public and private equity financings, and management expects operating losses and negative cash flows to continue for at least the foreseeable future. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless or until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities include U.S. government obligations, U.S. government agency obligations and corporate debt securities.

Level 3:	Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

Description	Balance	Level 1	Level 2	Level 3
September 30, 2012
Money market	$160,385	$160,385	$—	$—

Total assets at fair value	$160,385	$160,385	$—	$—

December 31, 2011
Money market	$136,273	$136,273	$—	$—
U.S. agency obligations	2,012	—	2,012	—

Total assets at fair value	$138,285	$136,273	$2,012	$—

There were no security transfers between Levels 1 and 2 during the nine month period ended September 30, 2012.

4.	Available for Sale Securities

The Company’s available for sale securities at cost or amortized cost value and fair market value by contractual maturity were (in thousands):

	Cost or Amortized Cost Value	Fair Market Value
December 31, 2011
Due in one year or less	$2,010	$2,012

Total	$2,010	$2,012

The types of securities included in the Company’s available for sale investments at December 31, 2011 were (in thousands):

	Cost or Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Market Value
December 31, 2011
U.S. government agencies	$2,010	$2	$—	$2,012

No securities have been in a continuous unrealized loss position for more than 12 months at September 30, 2012 and December 31, 2011, respectively, and no impairments have been recorded for the periods presented.

5.	Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued personnel costs	$2,153	$2,373
Accrued corporate legal fees and professional services	16	231
Accrued expenses – other	162	285

Other accrued expenses	$2,331	$2,889

6.	Convertible Promissory Notes

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

Share-based compensation expense for all equity based programs, including stock options and the employee stock purchase plan, for the three and nine months ended September 30, 2012 and 2011, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from April 20, 2009 (Inception) to September 30,
	2012	2011	2012	2011	2012
Research and development	$687	$192	$1,719	$398	$2,380
General and administrative	807	213	1,889	404	2,625

Total share-based compensation expense	$1,494	$405	$3,608	$802	$5,005

The Company did not recognize a tax benefit related to share-based compensation expense during the three and nine months ended September 30, 2012 and 2011, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of September 30, 2012. No share-based compensation expense was capitalized on our Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine month period ended September 30, 2012:

	Option Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	934,816	$4.88
Granted	813,198	23.57
Exercised	(13,510)	3.12
Forfeited	(21,306)	9.07

Balance at September 30, 2012	1,713,198	$13.71	8.79	$14,294,555

Vested and expected to vest at September 30, 2012	1,566,755	$13.11	8.74	$13,843,903

Vested at September 30, 2012	499,338	$3.99	7.91	$8,218,956

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $20.45 as of September 30, 2012, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

	Three Months Ended September 30,
	2012	2011
Weighted-average grant-date fair value per share	$14.32	$7.11
Intrinsic value of options exercised	$—	$404,648
Cash received from stock option exercises	$—	$162,518

	Nine Months Ended September 30,
	2012	2011
Weighted-average grant-date fair value per share	$15.01	$8.71
Intrinsic value of options exercised	$223,319	$409,742
Cash received from stock option exercises	$42,149	$1,050,873

The 2009 Equity Incentive Plan allows for the option holder to exercise stock option shares prior to the vesting of the option. The shares acquired from an early exercise are subject to repurchase if the option holder terminates employment or service with the Company. The number of unvested common shares at the point of termination will be repurchased by the Company at the stated exercise price of the option. The number of common shares exercised prior to vesting was 215,815 and 361,341 at September 30, 2012 and 2011, respectively. The number of early exercised shares expected to vest using estimated forfeiture rates over the remaining service period of the option term was 173,163 and 290,280 at September 30, 2012 and 2011, respectively.

As of September 30, 2012, the unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, and estimated weighted-average remaining vesting period was as follows:

Unrecognized share-based compensation expense (in millions)	Weighted- average remaining vesting period (in years)
$ 13.3	3.0

9.	License Agreements

CO-101

In November 2009, the Company entered into a license agreement with Clavis Pharma ASA (“Clavis”) to develop and commercialize CO-101 in North America, Central America, South America and Europe. Under terms of the license agreement, the Company made an up-front payment to Clavis in the amount of $15.0 million, which was comprised of $13.1 million for development costs incurred prior to the execution of the agreement that was recognized as acquired in-process research and development and $1.9 million for the prepayment of preclinical activities to be performed by Clavis. In November 2010, the license agreement was amended to expand the license territory to include Asia and other international markets. The Company made a payment of $10.0 million to Clavis for the territory expansion and recognized the payment as acquired in-process research and development. As part of the amended license agreement, Clavis has also agreed to reimburse up to $3.0 million of the Company’s research and development costs for certain CO-101 development activities subject to the Company incurring such costs. For the nine months ended September 30, 2012 and 2011 and the cumulative period from April 20, 2009 (Inception) to September 30, 2012, the Company incurred expenses eligible for reimbursement of approximately $0, $3.0 million and $3.0 million, respectively, which were recorded as a reduction to research and development expenses. The Company is responsible for all remaining development and commercialization costs of CO-101 and, if approved, Clavis will be eligible to receive royalties based on the volume of annual net sales achieved. The Company may be required to pay Clavis up to an aggregate of $115.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, the Company may be required to pay Clavis up to an aggregate of $445.0 million in sales milestone payments if certain annual sales targets are met for the CO-101 compound.

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

On November 12, 2012, the Company reported results from the on-going pivotal study of CO-101 versus gemcitabine in metastatic pancreatic cancer, which failed to demonstrate a difference in overall survival between the two study arms. Based on the results of the study, the Company has suspended development of CO-101, pending further evaluation of the data.

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

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, convertible preferred stock, convertible notes payable and stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2012	2011
Common shares under option	1,067	884
Convertible preferred stock	—	7,245
Convertible promissory notes and accrued interest	—	2,657

Total potential dilutive shares	1,067	10,786

11.	Commitments and Contingencies

Royalty and License Fee Commitments

The Company has entered into certain license agreements, as identified in Note 9, with third parties that include the payment of certain development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at September 30, 2012 and December 31, 2011.

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We are currently developing two product candidates for which we hold global marketing rights: CO-1686, an orally available, small molecule epidermal growth factor receptor, or EGFR, covalent inhibitor that is in Phase I/II clinical development for the treatment of non-small cell lung cancer, or NSCLC, in patients with activating EGFR mutations, including the initial activating mutations, as well as the primary resistance mutation, T790M; and rucaparib, an orally available, small molecule poly (ADP-ribose) polymerase, or PARP, inhibitor being developed for various solid tumors that is currently in Phase I/II clinical trials. We have also entered into a drug discovery agreement for the discovery of a novel KIT inhibitor targeting resistance mutations for the treatment of GIST, a gastrointestinal cancer. If any clinical candidates are discovered, we would seek to pursue clinical development of such clinical candidates.

We were incorporated in Delaware in April 2009 and commenced operations in May 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates, and the general and administrative support of these operations. We have generated no revenues and, through September 30, 2012, have principally funded our operations using the $75.5 million of net proceeds from the sale of convertible preferred stock, the issuance of $35.0 million aggregate principal amount of convertible promissory notes, and $199.3 million of net proceeds from public offerings of our common stock completed in November 2011 and April 2012. The convertible preferred stock and outstanding principal amount of the convertible promissory notes and all accrued and unpaid interest converted into shares of our common stock immediately prior to the closing of our initial public offering in November 2011.

We have never been profitable and, as of September 30, 2012, we had an accumulated deficit of $163.4 million. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates and general and administrative costs will increase as we grow and operate as a public company. We will need to generate significant revenues to achieve profitability and we may never do so.

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

On November 12, 2012, the Company reported results from the on-going pivotal study of CO-101 versus gemcitabine in metastatic pancreatic cancer, which failed to demonstrate a difference in overall survival between the two study arms. Based on the results of the study, the Company has suspended development of CO-101, pending further evaluation of the data.

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

Financial Operations Overview

Revenue

To date, we have not generated any revenues. In the future, we may generate revenue from the sales of product candidates that are currently under development. Based on our current development plans, we do not expect to generate significant revenues for the foreseeable future. If we fail to complete the development of our product candidates and, together with our partners, companion diagnostics or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to expand our clinical and companion diagnostic development activities for our CO-1686 and rucaparib product candidates and perform drug discovery activities for a novel KIT inhibitor targeting resistance mutations for the treatment of GIST.

The following table identifies research and development costs and acquired in-process research and development costs on a program-specific basis for our product candidates in-licensed through September 30, 2012, their companion diagnostics, and the KIT inhibitor drug discovery program. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from April 20, 2009 (Inception) to September 30,
	2012	2011	2012	2011	2012
	(in thousands)
CO-101 Expenses
Acquired in-process R&D	$—	$—	$—	$—	$23,085
Research and development	4,774	6,244	16,119	15,417	52,654

CO-101 Total	4,774	6,244	16,119	15,417	75,739
CO-1686 Expenses
Acquired in-process R&D	—	—	4,000	—	6,000
Research and development	2,350	1,738	4,678	4,532	13,306

CO-1686 Total	2,350	1,738	8,678	4,532	19,306
Rucaparib Expenses
Acquired in-process R&D	—	—	250	7,000	7,250
Research and development	2,944	1,068	6,531	1,359	9,392

Rucaparib Total	2,944	1,068	6,781	8,359	16,642
KIT Inhibitor Expenses
Acquired in-process R&D	—	—	—	—	—
Research and development	812	—	812	—	812

KIT Inhibitor Total	812	—	812	—	812
Personnel and other expenses	4,578	2,516	12,470	6,978	29,257

Total	$15,458	$11,566	$44,860	$35,286	$141,756

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

Other Income and Expense

Other income expense, net is primarily comprised of foreign currency gains or losses. We hold cash balances at financial institutions denominated in currencies other than the U.S. dollar to fund research and development activities performed by various third-party vendors. The translation of these currencies into U.S. dollars results in foreign currency gains or losses, depending on the change in value of these currencies against the U.S. dollar.

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

Results of Operations

Comparison of Three Months Ended September 30, 2012 and 2011:

The following table summarizes the results of our operations for the three months ended September 30, 2012 and 2011:

	Three Months Ended September 30,
	2012	2011	Increase (Decrease)	Percent Change
	(in thousands)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	15,458	11,566	3,892	33.7%
General and administrative	2,762	1,714	1,048	61.1%
Acquired in-process research and development	—	—	—	0.0%

Operating loss	(18,220)	(13,280)	4,940	37.2%
Other income (expense), net	(48)	(555)	(507)	91.4%

Loss before income taxes	(18,268)	(13,835)	4,433	32.0%
Income taxes	—	—	—	0.0%

Net loss	$(18,268)	$(13,835)	$4,433	32.0%

Research and Development Expenses. The increase in research and development expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to the growth in rucaparib and CO-1686 of $2.5 million associated with the expansion of clinical trials, drug formulation and manufacturing costs, and the development of companion diagnostics, as well as $0.8 million of development expenses associated with the initiation of the KIT drug discovery program in the third quarter of 2012. Additionally, $2.1 million of the increase was due primarily to an increase in our internal salaries, benefits and personnel related costs resulting from additional headcount hired to support the expanding development activities of our product candidates. CO-101 development expenses decreased $1.4 million in the third quarter of 2012 due primarily to reduced activities associated with the LEAP study.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily attributable to an increase in share-based compensation expense of $0.6 million due to the increase in value of the stock options granted in the third quarter of 2012. The increase was also due to personnel, professional services, facilities and information system costs associated with being a publicly traded company.

Other Income (Expense), Net. The decrease in other income (expense), net for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was due to interest expense and debt issuance costs related to convertible promissory notes outstanding in the third quarter of 2011 that were converted to common stock during our initial public offering in November 2011 and a reduction in foreign currency transaction losses due primarily to a change in the value of the Euro in relation to the U.S. Dollar.

Comparison of Nine Months Ended September 30, 2012 and 2011:

The following table summarizes the results of our operations for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011	Increase (Decrease)	Percent Change
	(in thousands)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	40,610	28,286	12,324	43.6%
General and administrative	7,867	4,824	3,043	63.1%
Acquired in-process research and development	4,250	7,000	(2,750)	39.3%

Operating loss	(52,727)	(40,110)	12,617	31.5%
Other income (expense), net	(224)	(552)	(328)	59.4%

Loss before income taxes	(52,951)	(40,662)	12,289	30.2%
Income taxes	27	—	(27)	100.0%

Net loss	$(52,924)	$(40,662)	$12,262	30.2%

Research and Development Expenses. The increase in research and development expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due, in part, to the growth in rucaparib expenses of $5.2 million associated with the assumption of rucaparib development activities in June 2011. Research and development expenses also increased by $0.8 million due to KIT development expenses associated with the initiation of the drug discovery program in the third quarter of 2012, as well as by $0.6 million for CO-101 third party drug development activities associated with drug formulation and manufacturing costs and medical education activities. The remaining increase of $5.7 million was due primarily to an increase in our internal salaries, benefits and personnel related costs resulting from additional headcount hired to support the expanding development activities of our product candidates.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily attributable to increased personnel, professional services, facilities and information system costs associated with being a publicly traded company. Additionally, share-based compensation expense increased by $1.5 million due to the increase in value of the stock options granted in 2012.

Acquired In-Process Research and Development Expenses. The decrease in acquired in-process research and development expenses for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to a reduction in payments made to partners related to in-licensing agreements. In January 2012, we made a regulatory milestone payment of $4.0 million to Avila Therapeutics, Inc. for the FDA’s acceptance of our IND application to begin clinical investigation of CO-1686. In June 2011, we made an up-front payment to Pfizer to acquire the licensing rights to rucaparib by issuing a $7.0 million convertible promissory note.

Other Income (Expense), Net. The decrease in other income (expense), net for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was due to interest expense and debt issuance costs related to convertible promissory notes outstanding in the third quarter of 2011 that were converted to common stock during our initial public offering in November 2011, offset by an increase in foreign currency transaction losses in 2012 of $0.2 million due primarily to a change in the value of the Euro in relation to the U.S. Dollar.

Liquidity and Capital Resources

Through September 30, 2012, we funded our operations through the private placement of preferred stock and convertible debt securities and the public offering of our common stock in November 2011 and April 2012. As of September 30, 2012, we have received $75.5 million in net proceeds from the issuance of convertible preferred stock, $27.9 million through the issuance of convertible promissory notes, and $199.3 million in net proceeds from the issuance of common stock. The outstanding principal amount and all accrued and unpaid interest associated with the convertible promissory notes were converted into shares of our common stock immediately prior to the closing of our initial public offering at the initial public offering price of $13.00 per share, in November 2011. As of September 30, 2012, we had cash and cash equivalents totaling $162.5 million.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2012 and 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash used in operating activities	$(46,751)	$(27,165)
Net cash provided by investing activities	962	9,169
Net cash provided by financing activities	70,018	27,441
Effect of exchange rate changes on cash and cash equivalents	14	39
Net increase in cash and cash equivalents	$24,243	$9,484

Operating Activities

The cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increase of $19.6 million to cash used in operating activities for the nine months ended September 30, 2012 in comparison to the prior year’s respective period was due primarily to research and development expenses as described in “Results of Operations” above and the payment of a $4.0 million regulatory milestone to Avila Therapeutics, Inc. in January 2012.

Investing Activities

The cash provided by investing activities for all periods primarily reflects the purchase of available for sale securities offset by maturities and sales of available for sale securities. The decrease of $8.2 million in cash provided by investing activities for the nine months ended September 30, 2012 compared to the prior year’s respective period was due to a reduction in available for sale security sales and maturities of $7.6 million and an increase of $0.6 million for the purchase of property and equipment.

Financing Activities

The cash provided by financing activities for all periods primarily reflects the receipt of $27.9 million in net proceeds from issuance of convertible notes payable in May and June 2011 and the receipt of $70.0 million in net proceeds from the sale of our common stock in April 2012.

Operating Capital Requirements

Based on their current stage of development, we do not anticipate commercializing any of our product candidates in the foreseeable future. As such, we anticipate that we will continue to generate significant losses for the foreseeable future as we incur expenses to complete our development activities for each of our programs, including clinical trial activities, companion diagnostic development, drug development, establishing our commercial capabilities, and expanding our general and administrative functions to support the growth in our research and development and commercial organizations.

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

Contractual Obligations and Commitments

As of September 30, 2012, there were no material changes to our contractual obligations and commitments since December 31, 2011 disclosed in the Annual Report on Form 10-K.

We have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement with Clavis for the development and commercialization of CO-101, we may be required to pay Clavis an aggregate of up to $115.0 million if certain clinical study objectives and regulatory filings and approvals are achieved. Further, we may be required to pay Clavis up to an aggregate of $445.0 million in sales milestone payments if certain annual sales targets are met for CO-101. Subject to certain conditions set forth in the license agreement, Clavis may elect to co-develop and co-promote CO-101 in Europe. If Clavis were to make this election, it would be required to reimburse us for a portion of both past and future development costs. In addition, the milestone payments described above would be reduced. Pursuant to our license agreement with Avila for the development and commercialization of CO-1686, we may be required to pay Avila an aggregate of up to $115.0 million if certain clinical study objectives and regulatory approvals are achieved. Further, we may be required to pay Avila an aggregate of up to $120.0 million in sales milestone payments if certain annual sales targets are met for CO-1686. Pursuant to our license agreements for the development of rucaparib, we may be required to pay up to an aggregate $259.7 million in milestone payments upon the successful attainment of development, regulatory and sales milestones. Finally, pursuant to terms of each of these license agreements, we will pay royalties to our licensors on sales, if any, of the respective products. Pursuant to our drug discovery collaboration agreement with Array BioPharma, Inc. for the discovery of a novel KIT inhibitor, if any clinical candidates are discovered and we seek to pursue clinical development of such clinical candidates, we may be required to pay Array up to an aggregate of $192.0 million in milestone payments if certain development and regulatory objectives and annual net sales targets are achieved.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2012, we had cash and cash equivalents of $162.5 million, consisting of bank demand deposits and money market funds that primarily invest in U.S. government obligations. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs, investigational sites, and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2012 and December 31, 2011, approximately 21% and 31%, respectively, of our total liabilities were denominated in currencies other than our functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of September 30, 2012 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We are a clinical-stage company with no approved products, and no historical revenues, which makes it difficult to assess our future viability.*

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates, CO-101, CO-1686 and rucaparib. We are not profitable and have incurred losses in each year since our inception in April 2009. Because we were only recently formed, we have only a limited operating history upon which you can evaluate our business and prospects. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. Our net loss for the three months ended September 30, 2012 was $18.3 million. As of September 30, 2012, we had an accumulated deficit of $163.4 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates and begin to commercialize any approved products. As such, we are subject to all of the risks incident in the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Risks Related to Our Business and Industry

We are heavily dependent on the success of our product candidates, and we cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized. *

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. Our future success is substantially dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize such product candidates. Our product candidates are currently in clinical trials. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug.

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

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results. *

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Our future clinical trial results may not be successful.

Although we have clinical trials ongoing, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any. *

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, patients treated with rucaparib have experienced drug-related side effects such as nausea and vomiting. While we have only recently initiated clinical trials for CO-1686, as is the case with all oncology drugs, it is likely that there may be side effects associated with its use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively. *

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the oncology market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Tarceva® and Iressa® are two of the currently approved drugs that are used to treat EGFR mutant NSCLC, and in addition, we are aware of two products in development targeting EGFR for the treatment of NSCLC: Boehringer Ingelheim’s BIBW-2992 (afatinib) and Pfizer’s PF-299804. Also, we believe the products in development targeting the PARP pathway consist of Abbott’s ABT-888 (velaparib), Tesaro, Inc.’s niraparib, Eisai’s E-7016, Teva’s CEP-9722 and Biomarin’s BMN-673.

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

As of November 12, 2012, we had 65 full-time employees. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other human resources. Future growth would impose significant added responsibilities on members of management, including:

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of September 30, 2012, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan, or the 2011 Plan, is 1,610,846. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock.

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

As of September 30, 2012, we had used approximately $50.9 million of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into money market funds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(1)	Clovis Oncology Inc. Investor Rights Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc., certain investors named therein.

10.1*(1)	Amended and Restated License Agreement, dated as of November 10, 2010, by and between Clovis Oncology, Inc. and Clavis Pharma ASA.

10.2*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

Exhibit Number	Exhibit Description

10.3*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.4+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.5+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.6+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.7+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and John C. Reed.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.17+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.18+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.20+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.21+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.22+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.23+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.24+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.25+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.26+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.27*(4)	Companion Diagnostics Agreement, dated as of April 19, 2011, by and between Clovis Oncology, Inc. and Roche Molecular Systems, Inc.

10.28*(4)	Master Service Agreement, dated as of March 23, 2010, by and between Clovis Oncology, Inc. and Ventana Medical Systems, Inc., together with the related Individual Project Agreement, dated as of March 25, 2010.

10.29+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.30+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.31+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.32+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 5, 2011.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2012	CLOVIS ONCOLOGY, INC.

	By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ Erle T. Mast
Erle T. Mast
Executive Vice President and Chief Financial Officer