Form 10-K
period 2012-12-31
Clovis Oncology, Inc.
filed 2013-03-14
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2012.

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 29, 2012, the last business day of the registrant’s most recently completed second quarter, was approximately $248,179,524 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date of $21.68 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of March 11, 2013 was 26,215,503.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2013 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We currently have two clinical development programs and one drug discovery program underway: CO-1686, an oral epidermal growth factor receptor (EGFR), mutant-selective covalent inhibitor that is currently the subject of a development program for the treatment of non-small cell lung cancer (NSCLC), in patients with activating EGFR mutations, as well as the primary resistance mutation, T790M; rucaparib, an oral inhibitor of poly (ADP-ribose) polymerase (PARP), currently the subject of a development program for ovarian cancer patients with BRCA mutations and other DNA repair deficiencies; and lastly, our mutant cKit inhibitor discovery program, targeting the resistance mutations that occur in the majority of gastrointestinal stromal tumor (GIST) patients and result in disease progression. We hold global development and commercialization rights for each of our programs.

On November 12, 2012, we reported results from a pivotal study in metastatic pancreatic cancer of CO-101, our lipid-conjugated form of the anti-cancer drug gemcitabine. In this study, CO-101 failed to demonstrate a difference in overall survival as compared to gemcitabine. Based on the results of the study, we ceased further development of CO-101.

We believe that discovery productivity exceeds development capacity in oncology, and we have built our organization to meet the need for innovative patient-specific oncology drug development. To implement our strategy, we have assembled an experienced team with core competencies in global clinical development and regulatory operations in oncology, as well as conducting collaborative relationships with companies specializing in companion diagnostic development. As our product candidates mature, we intend to build our own commercial organizations in major global markets and partner with local distributors in smaller markets.

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

Our Strategy

Our strategy is to acquire, develop, and commercialize innovative anti-cancer agents in the United States, Europe and additional international markets in oncology indications with significant unmet medical need. The critical components of our business strategy include the following:

•	Focus on oncology. The oncology market is characterized by a number of disorders with high rates of recurrence and a limited response from current therapies or treatments. Many of these therapies include severe side effects. New oncology product candidates addressing unmet medical needs or providing superior safety profiles are frequently the subject of expedited regulatory reviews and, if approved, can experience rapid adoption rates. We believe that the increasing role of targeted therapies and companion diagnostics to identify selected patient subsets in oncology presents the potential for improved patient outcomes.

•	Focus on compounds where improved outcomes are associated with specific biomarkers. Our licensing strategy to date has been to prioritize opportunities in which a strong biological hypothesis has been established linking a specific characteristic or biological state of a cell, or biomarker, with improved outcomes for the product candidate. As evidenced by the proliferation of studies focused on the biomarkers of specific cancers, significant progress has been made over the last several years in the identification of molecular targets and pathways that more narrowly specify the causes of cancer and the variation in responses to different therapies experienced by patient subsets with a particular cancer or tumor type. In certain cases, the underlying science has progressed to the point that subset patient populations deriving little or no benefit from existing therapies can be identified and targeted by newly-developed therapies, such as our product candidates. We believe that the identification of such subsets, and the correlation of their specific characteristics to the drug under development, should increase the clinical benefit to targeted patients and the probability of success in our clinical trials. Such patient identification should also enable us to design clinical trials that may be completed more rapidly than has traditionally been the case, and, if successful, to achieve clinical outcomes for the targeted group that are sufficiently attractive to support the risk/benefit metrics of healthcare payors.

•	Combine companion diagnostics with drug development efforts to realize superior clinical outcomes. A companion diagnostic is a test or measurement intended to assist physicians in making treatment decisions for their patients. Companion diagnostics do so by identifying the presence of biomarkers, and physicians use this information to select a specific drug or treatment to which their patient will most likely respond. Our development strategy is based on the premise that we can utilize effective companion diagnostics to identify different subsets of patients who we believe will uniquely benefit from our product candidates. We are partnering to develop these companion diagnostics for use in the clinical development and ultimate commercial utilization of our product candidates. Because we do not develop diagnostics internally, we are able to select from among all available technologies when choosing a partner for our programs under development. This flexibility allows us to choose the most appropriate partner and diagnostic platform for each program under development and affords us the best chance of clinical success. We have partnered with experienced diagnostic companies that we believe have the ability and commitment to gain the required regulatory approvals and support global commercialization for these companion diagnostics.

•	Manage and control global development activities and regulatory operations. We believe our development and regulatory experience enables us to devise time- and cost-efficient strategies to develop and obtain regulatory approvals for new drugs, and to identify the regulatory pathway that allows us to get a product candidate to market as quickly as possible. Unlike many early-stage biotechnology and pharmaceutical companies that have development or regulatory capabilities only in the country in which they are located, we have assembled an experienced team with a successful track record at managing global clinical development activities, and possesses multinational expertise in obtaining regulatory approvals for new drugs and in maintaining compliance with the regulations governing the sales, marketing and distribution of pharmaceutical products. We believe we can manage a global development program without local partners. We manage critical functions in house, including clinical development, biostatistics, pharmaceutical development, molecular diagnostics and clinical and regulatory operations, and we outsource certain activities where economically and strategically appropriate.

•	Seek and maintain global commercial rights. We believe that it is very important to maintain global rights to our product candidates, and that we can build our own commercial organizations in major pharmaceutical markets as well as a network of third-party distributors in smaller markets. We believe there are a relatively small number of oncologists practicing in each of the major pharmaceutical markets and an even smaller number of oncology opinion leaders who significantly influence the types of drugs prescribed in cancer therapy. We therefore believe that we can effectively reach the oncology markets with a relatively small sales and marketing organization focused on these physicians and oncology opinion leaders. As a result, we plan to maintain commercial autonomy and will not require a pharmaceutical partner for commercialization activities. By managing the global sales and marketing of our products on our own, we believe we can provide uniform marketing programs and consistent product positioning, pricing and labeling. Finally, by controlling commercial activities ourselves in major markets, we will retain the vast majority of the revenues from our product candidates.

Product Candidates

Consistent with our strategy, we hold global rights for each of our product candidates and are developing them for selected patient subsets. The following table summarizes the status of our pipeline:

CO-1686 - an Oral EGFR Mutant-Selective Inhibitor

Overview

CO-1686 is a new chemical entity we in-licensed in May 2010 from Avila Therapeutics, Inc., a privately-held biotechnology company which was acquired by Celgene Corporation in March 2012. It is a novel, oral, small molecule selective covalent inhibitor of the cancer-causing mutant forms of EGFR for the treatment of NSCLC. Because CO-1686 targets both the initial activating EGFR mutations as well as the primary resistance mutation, T790M, it has the potential to treat NSCLC patients with EGFR mutations both as a first-line or second-line therapy. According to a study published in Clinical Cancer Research in 2008, EGFR initiating activating mutations occur in approximately 10% to 15% of NSCLC cases in Caucasian patients and approximately 30% to 35% of NSCLC cases in East Asian patients. Based on multiple published reports, including a study in Nature Reviews Cancer in 2007, following treatment with Tarceva® (erlotinib) or Iressa® (gefitinib), approximately half of these patients experience disease progression due to the emergence of a secondary EGFR mutation known as the T790M mutation. In January 2012, our IND to begin clinical investigation of CO-1686 became effective, and we initiated our first Phase I/II study of CO-1686 in the U.S. and Europe in the first quarter of 2012.

Market Overview: Resistance to EGFR Tyrosine Kinase Inhibitors, or TKIs, Represents an Unmet Medical Need

Lung Cancer and EGFR TKIs. According to the American Cancer Society, there were an estimated 223,000 new cases of lung cancer in the United States in 2010, making it the most common type of cancer. In addition, according to Cancer Research UK, there are an estimated 288,000 new cases of lung cancer in the European Union each year and, according to a white paper entitled “Cancer White Paper—Incidence/Death/Prognosis—2004” (Shinoharashinsha Inc.), there are an estimated 85,000 new cases in Japan each year. Lung cancer typically presents relatively late in its clinical course, when locally-directed therapy (surgery and radiation) is not curative.

Lung cancer is typically divided into two groups based upon the histologic appearance of the tumor cells—(small cell and non-small cell lung cancer, each of which is treated with distinct chemotherapeutic approaches. According to the American Cancer Society, NSCLC accounts for approximately 85% of lung cancer cases, and can be subdivided into further histologic subsets, with adenocarcinoma, bronchioalveolar, squamous cell, anaplastic and large cell being the most common. Until recently, treatment was similar for all of these subsets. The standard of care for treatment of advanced or metastatic NSCLC has historically been a cytotoxic chemotherapy doublet of platinum plus paclitaxel. In the last few years, specifically for non-squamous cell, a subset of NSCLC patients, Avastin ® (bevacizumab) has been shown to prolong survival when added to the chemotherapy doublet, and Alimta ® (pemetrexed) has replaced paclitaxel on the basis of improved tolerability and ease of administration. Despite these additions, patients with locally advanced or metastatic NSCLC have five-year survival rates of just 24% and 4%, respectively, according to the Survival Epidemiology and End Results program of the National Cancer Institute.

Approximately 10 years ago, orally active small molecule inhibitors of the tyrosine kinase activity of EGFR were introduced into the treatment of lung cancer. The growth-promoting EGFR was known to be frequently expressed on lung cancer cells, often at high levels, and preclinical work had suggested that EGFR TKIs, such as gefitinib and erlotinib, could provide effective cancer therapy in certain patient subsets. Clinical trials were conducted in humans with NSCLC and the drugs were approved by the FDA in 2003 (Iressa ® (gefitinib)) and 2004 (Tarceva ® (erlotinib)) for patients who had failed to respond to conventional chemotherapy. It was noted in a study published in Nature Reviews Cancer in 2010 that a small subset of patients experienced profound tumor responses to TKI therapy.

In 2004, it was discovered that the subset of NSCLC patients who experienced dramatic clinical responses to the EGFR TKIs had activating mutations in the EGFR gene in their lung cancer tissue, typically either a point mutation in exon 21 (L858R) or a deletion mutation in exon 19 (del(19)). It became clear that the EGFR TKIs potently inhibited the mutant EGFR proteins, switching off their activity and causing dramatic tumor shrinkage in patients. This is an example of “oncogene addiction,” whereby a single gene mutation (EGFR in this case) is absolutely necessary for the proliferation and/or survival of a tumor cell. A corollary of this situation is that inhibition of that single gene product (in this case with TKIs) is therapeutic and drives tumor shrinkage. It was subsequently shown in a study conducted by Jeffrey A. Engelman, et al. published in Clinical Cancer Research in 2008 that EGFR mutations generate tumors with adenocarcinoma histology, and are found in approximately 10% to 15% of Caucasian NSCLC patients and 30 to 35% of East Asian NSCLC patients.

The original approvals of the TKIs made no reference to patient selection, but these more recent data have suggested that the majority, if not all, of their therapeutic benefit can be attributed to the subset of patients with activating EGFR mutations. Recent clinical trials have shown that for patients with activating EGFR mutations, treatment with TKIs is superior to standard cytotoxic chemotherapy as it has resulted in superior progression free survival and improved quality of life. Consequently, many cancer therapy guidelines (National Comprehensive Cancer Network and American Society for Clinical Oncology) suggest that patients with adenocarcinoma histology NSCLC should undergo genetic testing for EGFR mutations and TKIs should be used in those patients with identified activating mutations. Molecular testing of NSCLC tissues for EGFR mutations has become standard across many countries, although no specific diagnostic test is included in the regulatory labels for any of the approved TKIs to date, although submissions were made in 2012 that may remedy this situation.

Resistance to EGFR TKIs. Despite the success of TKIs in patients with mutant EGFR-related NSCLC, most patients’ disease will progress, typically after approximately one year of therapy. Molecular studies have shown that approximately 50% of the resistant tumors carry a second, acquired resistance mutation in the EGFR gene. This resistance mutation is a specific change in the type of amino acid located at position 790 in the EGFR protein, called a “T790M” mutation. As a consequence of this switch, the three-dimensional structure of the TKI binding site changes and the EGFR becomes resistant to TKI therapy. This T790M mutation is also called the “gatekeeper” mutation because of its strategically important position in the EGFR protein.

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

Opportunity for Clovis

We partnered with Avila to discover and develop an oral, small molecule selective covalent inhibitor of the mutant forms of EGFR that does not bind potently to unmutated or normal EGFR. We identified CO-1686 as a potential product candidate because it has three important potential advantages:

•	it has the potential to effectively treat NSCLC patients with T790M mutant EGFR, a large number of patients for whom there is no effective therapy;

•	it has the potential to effectively treat patients with initial activating EGFR mutations who receive “first-generation” TKIs but develop resistance due to the acquired T790M mutation; CO-1686 would be expected to prevent resistance through this mechanism and may thus result in responses of greater duration than seen with first-generation TKIs and extend progression-free survival; and

•	at therapeutic doses, it would not be expected to inhibit normal EGFR in skin or intestine, and thus would be less likely to cause skin rash and diarrhea, which are dose-limiting toxicities associated with all other EGFR inhibitors.

Design of CO-1686—a Targeted Covalent Drug

Most human diseases are rooted in the abnormal activity of certain proteins. Traditional small molecule drugs, while able to inhibit disease-causing proteins, are generally only able to form transient binding interactions with the disease targets, and are thus considered reversible. A covalent drug, however, forms a strong and durable bond with its protein target, known as a covalent bond. A targeted covalent drug is designed to form its covalent bond in a highly directed and controlled manner with a specific site on the disease target. This directed bond formation is key to achieving a distinct selectivity profile that is difficult to achieve with traditional reversible small molecules.

Covalent drugs have been developed by the pharmaceutical industry for decades, with several successfully commercialized, including Nexium®, Plavix ® and penicillins. However, these drugs were not intentionally designed to be covalent drugs. CO-1686 was developed using a proprietary platform to purposefully and systematically design and develop targeted covalent inhibitors.

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

CO-1686 was designed by identifying a site on the EGFR protein where a covalent bond could be formed and, using proprietary drug design techniques, modeling chemical structures that could selectively form a bond with this site. These molecules were then synthesized and tested in assays to verify their ability to form targeted covalent bonds and to potently inhibit the mutant forms of EGFR and also to demonstrate that covalent bonds were not formed indiscriminately with other targets.

Preclinical Development

CO-1686 has demonstrated up to 200-fold greater binding selectivity for EGFR activating mutations and the T790M resistance mutation relative to the normal receptor when evaluated in vitro. Binding to normal EGFR can cause significant side effects, such as rash and diarrhea, which have been observed upon treatment with first- and second-generation EGFR inhibitors. Furthermore, experiments have been conducted in which human tumor tissue or cells have been implanted in mice or rats. These experiments, known as xenograft models, have demonstrated that CO-1686 can lead to tumor regression in two relevant models of EGFR-driven lung cancer tumors. The H1975 model employs tumors that contain both the L858R activating EGFR mutation and the T790M resistance mutation. This model represents EGFR-driven NSCLC that is resistant to first generation TKIs such as erlotinib and gefitinib. Use of CO-1686 in this model demonstrated a dose response with drug activity at doses of 30mg/kg and greater activity at doses of 100mg/kg. In addition, because CO-1686 was designed to spare the normal EGFR receptor, the drug was well tolerated at all dose levels with no apparent body weight loss in the mice, which is a surrogate measure for intestinal toxicity.

Clinical Development

We have designed an accelerated clinical development program for CO-1686, and if successful, our goal is to file an NDA for an initial indication in 2016. We intend to pursue the development of CO-1686 as both a second-line treatment for EGFR-mutated NSCLC patients who become resistant to TKIs due to the emergence of the T790M mutation, and potentially, as a first-line treatment for EGFR-mutated NSCLC. In January 2012, our IND to begin clinical investigation of CO-1686 became effective. We initiated our first Phase I/II study of CO-1686 in the U.S. and Europe in the first quarter of 2012. Data from this study will be used to determine the tolerability and pharmacokinetics of CO-1686, as well as provide evidence of efficacy in selected NSCLC patients with the T790M mutation. We are currently in the dose escalation portion of the Phase I/II study, and once we have established the recommended dose and schedule for CO-1686 we will proceed into two planned Phase II expansion cohorts of the study. These will test the efficacy of CO-1686 in two selected patient subsets: NSCLC patients with the T790M mutation immediately after progression on TKI therapy; and first-line NSCLC patients with confirmed EGFR mutations. If initial data from the second-line cohort are encouraging, we expect to commence a single-arm pivotal study in T790M positive NSCLC patients during the first half of 2014. The primary endpoint of this study will be disease response rate, and pending positive data, we would expect to submit an NDA to the U.S. FDA in 2016. In addition, if the data from the ongoing Phase I/II study are positive, we may initiate a study comparing CO-1686 to erlotinib and gefitinib as a first-line therapy for NSCLC patients with activating mutations of EGFR.

To date, we have used a “freebase” capsule formulation of CO-1686, which is simply active drug in a capsule form, in our clinical study. We are currently developing a hydrobromide salt tablet formulation of CO-1686, which we intend to use in our pivotal studies for CO-1686. In animal models, this salt formulation has demonstrated much better exposure levels as compared to the freebase formulation. If we successfully complete the development of the salt formulation, we anticipate that the human dose of the salt will be lower than we are currently exploring with the freebase formulation.

Concurrent with our drug development program, we are collaborating with Roche Molecular Systems (RMS) for the development of a companion diagnostic to enable identification of patients with the T790M mutation. The eventual goal of the collaboration is to commence a pivotal trial of CO-1686 in patients selected for the T790M mutation using a PCR-based tool. The diagnostic test is being developed in parallel with the clinical development of CO-1686, with the goal of filing a PMA with the FDA in a time frame that would allow for regulatory approval of the companion diagnostic at substantially the same time that CO-1686 would be approved.

Rucaparib - a PARP Inhibitor

Overview

Rucaparib is a new chemical entity we in-licensed from Pfizer Inc. in June 2011. Rucaparib is a novel, oral, small molecule poly (ADP-ribose) polymerase, or PARP, inhibitor that is currently being explored in Phase I/II clinical trials for ovarian and breast cancer patients with BRCA mutations and other DNA repair deficiencies.

Rucaparib is currently in the dose escalation portion of a Phase I/II monotherapy study in the U.S. and U.K. to determine the appropriate dosing schedule for the drug. The Phase II portion of the study will assess preliminary efficacy in patients with ovarian cancer, including in patients with hereditary, or germ-line, mutations in BRCA genes. We also have an ongoing clinical trial to determine the maximum tolerated dose of rucaparib that can be combined with intravenous, or IV, platinum chemotherapy in the treatment of solid tumors. These clinical studies are supplemented by two ongoing investigator-initiated trials: a Phase I/II monotherapy study in germ-line BRCA mutant breast and ovarian cancer and a Phase II randomized study of the chemotherapy drug cisplatin, with or without rucaparib, in the adjuvant treatment of high-risk germ-line BRCA mutant and triple-negative breast cancer, a particularly difficult to treat form of breast cancer. We plan to initiate, by the end of 2013, a pivotal study of rucaparib as maintenance therapy for ovarian cancer patients who have responded to platinum-based chemotherapy treatment.

We are also collaborating with Foundation Medicine, Inc. for the development of a companion diagnostic utilizing next-generation sequencing to identify germ-line as well as somatic BRCA mutations and other DNA repair deficiencies to identify patients most likely to benefit from rucaparib.

DNA Repair and PARP

Cells in the human body are under constant attack from agents that can cause damage to DNA, including sunlight and other forms of radiation, as well as DNA-binding chemicals that can cause changes in the composition of DNA. Since DNA is the vehicle by which fundamental information is passed on when a cell divides, it is critical to the integrity of cells and human health that DNA damage can be repaired. Cells have evolved multiple mechanisms to enable such DNA repair, and these mechanisms are complementary to each other, each driving repair of specific types of DNA damage. If a cell’s DNA damage repair system is overwhelmed, then the cell will undergo a form of suicide called apoptosis that appears to operate as a fail-safe system to limit the ability of a mutated cell to proliferate and potentially form a cancer. A fundamental principle of cancer therapy is to damage cells profoundly with radiation or DNA-binding drugs, such as alkylating agents or platinums, and induce apoptosis in those cells, thus killing the cancer cells. DNA repair mechanisms may reduce the activity of these anti-cancer therapies but, conversely, inhibition of DNA repair processes may enhance the effects of DNA-damaging anti-cancer therapy.

Poly(ADP-ribose) (PAR) is a part of the early warning system for DNA damage, and is synthesized by PARP enzymes on regions of damaged DNA, where it signals to the cell that DNA repair needs to take place. In the absence of PARP, as is seen in gene-knockout mice, cells are unusually sensitive to DNA damage when exposed to radiation or DNA-alkylating agents. There are two major forms of PARP that signal DNA damage in this way, PARP-1 and PARP-2. Knockout of either PARP gene leads to enhanced DNA damage in both instances although the mice may survive. However, the double knockout in which both the PARP-1 and PARP-2 genes are deleted is fatal to the mice at an embryonic stage. We believe that a drug that inhibits both PARP-1 and PARP-2, which rucaparib does, may have enhanced activity in preventing DNA repair.

As small molecule inhibitors of PARP became available, they were tested for their ability to inhibit DNA damage repair and potentiate the effects of radiation or cytotoxic chemotherapy, and were shown to be potent enhancers of these anti-cancer therapies in preclinical studies. Subsequently, PARP inhibitors have been explored in clinical trials as “chemopotentiators,” often in combination with drugs that add alkyl groups to DNA, such as temozolamide. Results to date have demonstrated anti-cancer activity, but have clearly demonstrated the need for patient selection in order to show compelling data.

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

Germ-line and somatic BRCA mutations are a minority subset of all breast and ovarian cancers, representing approximately 20-25% of those cancers, and the hypothesis was explored that some tumors might have defective DNA repair function for reasons other than germ-line (hereditary) or somatic (acquired) gene mutation. This notion has been called “BRCA-ness.” Subsequent work has shown that BRCA-ness exists, and that cancer patients with normal BRCA genes can respond to monotherapy with PARP inhibitors. Work is underway to identify a molecular signature for “BRCA-ness” that could enable patient selection for therapy. As a complement to the work to identify a BRCA-ness signature, clinical criteria have been developed to identify patients likely to respond to PARP inhibitors. If the notion of synthetic lethality is accepted, then PARP inhibitors should work well in patients with pre-existing defective DNA repair in their tumors. Defective DNA repair in a tumor would likely mean that the tumor is responsive to DNA-damaging chemotherapy, since the therapeutic DNA damage that triggers apoptosis cannot be effectively repaired by the tumor cell. Platinum chemotherapy drugs are a good example of one such DNA-damaging agent. To examine the hypothesis that platinum-sensitive tumors will respond to PARP inhibition, ovarian cancer patients have recently been studied since ovarian cancer typically responds well to initial platinum-based chemotherapy, although relapses are expected after several months. Data from a study conducted by Jonathan Ledermann, M.D., et al., published in the New England Journal of Medicine in 2012 demonstrated that in women with advanced ovarian cancer who have responded twice to platinum chemotherapy, maintenance therapy with an oral PARP inhibitor approximately doubled the time until disease progression versus a placebo-treated arm. This study was not conducted in all ovarian cancer subtypes, but specifically in high-grade serous ovarian cancer (HGSOC). According to the National Cancer Institute, there are approximately 22,000 new cases of ovarian cancer each year, and according to Cancer: Principles and Practice of Oncology (7th Edition, 2005), HGSOC accounts for approximately 90% of ovarian cancers.

Rucaparib Development Strategy

Initial clinical development of rucaparib was done by Pfizer using an IV formulation of the drug. Following the completion of a Phase I study to identify the dose of rucaparib to be used in combination with the chemotherapy drug temozolomide, or TMZ, a Phase II study was performed to evaluate the efficacy of rucaparib plus TMZ in patients with metastatic melanoma. Forty-six patients were treated in this study, and 34% of the patients achieved a partial response or stable disease of at least 24 weeks. The most common adverse events for the rucaparib and TMZ combination were gastrointestinal, including nausea and vomiting.

Based upon the basic science observations and clinical data for PARP inhibitors described above, we intend to initially develop the oral formulation of rucaparib as a monotherapy treatment for ovarian cancer patients with BRCA mutations or other DNA repair deficiencies. This development approach will require a patient selection strategy, and we have entered into a collaboration with Foundation Medicine, Inc. to develop a companion diagnostic for rucaparib. The goal of the collaboration is to develop an in-vitro diagnostic to identify biomarkers to select cancer patients most likely to respond to rucaparib, more specifically, to identify the genetic mutations in addition to those in germ-line and somatic BRCA that are associated with defective DNA repair that may define appropriate tumor targets for rucaparib. If successful, this work has the potential to increase the percentage of HGSOC patients eligible for rucaparib therapy from the approximately 20-25% typically found to have germ-line or somatic BRCA mutations to an estimated 40-50% who have certain DNA repair deficiencies, also known as homologous recombination deficiencies (HRD), caused by somatic mutations in a variety of genes.

In 2011, we commenced development efforts for rucaparib with the objective of identifying the optimal dose and schedule for oral rucaparib as monotherapy. Our Phase I/II monotherapy study is currently in the dose escalation phase, and we expect to identify a Phase II/III recommended dose by mid 2013. Once the appropriate dose and schedule has been determined, we intend to expand this study to enroll selected ovarian cancer patients to assess the efficacy of rucaparib in this patient population.

We plan to initiate two additional rucaparib trials during the second half of 2013. First, we intend to initiate a Phase II HRD biomarker study in women with relapsed, platinum-sensitive HGSOC. Both archived and current tumor samples will be collected from patients and will be DNA sequenced. The patients’ response to rucaparib will be assessed and those clinical responses will be correlated to patient genotypes, including germ-line BRCA mutant, somatic BRCA mutant, and other non-BRCA mutations identified through the genetic diagnostic sequencing. These data will be utilized to inform the definition of HRD for our pivotal study, which we intend to initiate in late 2013.

In this Phase III study, rucaparib will be evaluated as maintenance therapy for HGSOC patients who have responded to platinum-based therapy and in their most recent therapy, demonstrated a complete or partial response. Patients will be randomized to receive either placebo or rucaparib and the primary endpoint of the study will be progression-free survival (PFS). The primary efficacy analysis will evaluate the following subgroups, in an ordered step-down procedure: mutant BRCA patients; all HRD patients (including BRCA and non-BRCA); and all patients.

Rucaparib is also the subject of an additional ongoing company-sponsored clinical trial to determine the maximum tolerated dose of oral rucaparib that can be combined with a platinum chemotherapy in the treatment of solid tumors. Our rucaparib clinical development plan is supplemented by two investigator-sponsored trials of rucaparib. One is a Phase I/II monotherapy trial in the treatment of germ-line BRCA mutation breast and ovarian cancer; the second is a Phase II randomized trial in the adjuvant treatment of patients with high-risk germ-line BRCA-defective breast cancer and triple-negative breast cancer. In both of these studies, we have transitioned from the IV formulation to the oral dosage form for monotherapy, although the latter trial continues with IV formulation of rucaparib during the platinum-combination dosing period.

Mutant cKIT Inhibitor Discovery Program

We have a drug discovery agreement with Array BioPharma Inc. for the discovery of a novel inhibitor of the receptor tyrosine kinase KIT targeting the resistance mutations that occur in the majority of gastrointestinal stromal tumor (GIST) patients and result in disease progression. Our goal is to identify a lead compound in late 2013 or early 2014. In the event a clinical candidate is identified, we are solely responsible for all aspects of the pre-clinical and clinical development and commercialization, including development of a companion diagnostic to prospectively identify patients with specific KIT mutations.

GIST is a gastrointestinal cancer diagnosed each year in more than 12,000 patients in the US and EU and 2,500 in Japan. Currently approved therapies for GIST include tyrosine kinase inhibitors (TKIs), typically used first- and second-line, which inhibit some KIT mutations, but acquired resistance due to secondary KIT mutations occurs in the majority of GIST patients, resulting in disease progression. Exon 17 resistance mutations are considered the most difficult to treat, and typically emerge after other TKI therapy in at least 50 percent of patients with progressive disease. None of the currently-approved therapies inhibit exon 17 mutations, nor do the current development-stage drugs targeting GIST. The goal of our collaboration is to discover a potent, oral inhibitor of KIT mutations, including all exon 17 resistance mutations.

Competition

The development and commercialization of new drugs is competitive and we will face competition from major pharmaceutical and biotechnology companies worldwide. Our competitors may develop or market products or other novel technologies that are more effective, safer or less costly than any that have been or will be commercialized by us, or may obtain regulatory approval for their products more rapidly than we may obtain approval for ours.

The acquisition or licensing of pharmaceutical products is also very competitive, and a number of more established companies, which have acknowledged strategies to license or acquire products, may have competitive advantages over us as may other emerging companies taking similar or different approaches to product acquisitions. Many of our competitors will have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.

CO-1686 Competition

Tarceva® and Iressa® are two of the currently approved drugs that are used to treat EGFR mutant NSCLC. In addition, we are aware of five products in development targeting cancer-causing mutant forms of the epidermal growth factor receptor (EGFR), for the treatment of NSCLC patients. These products include, Boehringer Ingelheim’s BIBW-2992 (afatinib), which has been submitted for approval to the FDA and EMA, Pfizer’s PF-299804 (dacomitinib), currently in Phase III trials, Ariad’s AP26113, currently in Phase I trials, Taiho’s TAS-2913, currently in preclinical development and Hanmi Pharmaceutical’s HM61713, currently in Phase I trials. We believe CO-1686 potentially offers several important advantages over the second-generation EGFR inhibitors, including superior efficacy due to activity against the T790M resistance mutation and higher selectivity for the T790M mutation with relative sparing of normal EGFR, therefore avoiding the significant skin rash and gastro-intestinal toxicities associated with other first- and second-generation inhibitors, including Tarceva and Iressa.

Rucaparib Competition

There are currently no approved drugs that target the PARP pathway. However, there are a number of PARP inhibitors in clinical development including Abbott’s ABT-888 (veliparib) currently in Phase II clinical trials, Tesaro’s niraparib, currently in Phase I trials, Eisai’s E-7016, currently in Phase II trials, Biomarin’s BMN-673, currently in Phase I/II trials and Astra Zeneca’s olaparib, currently in Phase II trials.

License Agreements

Avila Therapeutics, Inc.

In May 2010, we entered into an exclusive worldwide license agreement with Avila (now part of Celgene Corporation) to discover, develop and commercialize a covalent inhibitor of mutant forms of the EGFR gene product discovered by Avila and selected by us. As a result of the collaboration contemplated by the agreement, CO-1686 was identified as the lead inhibitor candidate which we are proceeding to develop under the terms of the license agreement. Under the agreement, we are required to use commercially reasonable efforts to develop and commercialize CO-1686, and we are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize CO-1686. We made an up-front payment of $2.0 million to Avila upon execution of the license agreement and an additional $4.0 million payment upon the acceptance of the IND for CO-1686, both of which were recognized as acquired in-process research and development expenses. When and if commercial sales of CO-1686 commence, we will pay Celgene tiered royalties at percentage rates ranging from mid-single digits to low-teens based on annual net sales achieved. Celgene has the option to increase royalty rates on annual net sales in the United States and the European Union by electing to reimburse us for a share of our development expenses for CO-1686. This option must be exercised within a limited period of time of Celgene being notified by us of our intent to pursue regulatory approval of CO-1686 in the United States or the European Union as a first-line treatment. Under the agreement, we are required to make regulatory milestone payments to Celgene of up to $115.0 million if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Celgene if specified annual sales targets for CO-1686 are met, the majority of which relate to annual sales targets of $500.0 million and above, which, in the aggregate, could amount to total milestone payments of $120.0 million.

We have full sublicensing rights under the license agreement, subject to our sharing equally with Celgene any up-front payments from any sub-licensing arrangements relating to Japan, or Japan and any one or more of China, South Korea and Taiwan, which we refer to herein as an Asian Partnership, and subject to our paying royalties on sales in Asia equal to the greater of the royalty rates contained in our license agreement or 50% of the royalties we receive from our Asian Partnership.

The license agreement will remain in effect until the expiration of all of our royalty and sublicense revenue obligations to Celgene, determined on a product-by-product and country-by-country basis, unless we elect to terminate the license agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Celgene can terminate the agreement, resulting in a loss of our rights to CO-1686 and an obligation to assign or license to Celgene any intellectual property rights or other rights we may have in CO-1686, including our regulatory filings, regulatory approvals, patents and trademarks for CO-1686.

Pfizer Inc.

In June 2011, we entered into a license agreement with Pfizer, to obtain the exclusive global rights to develop and commercialize rucaparib. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Under the terms of the license agreement, we made an up-front payment by issuing to Pfizer $7.0 million principal amount of a 5% convertible promissory note, which prior to becoming due was converted into shares of our common stock in connection with our initial public offering. We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib and we are responsible for all remaining development and commercialization costs for rucaparib. When and if commercial sales of rucaparib begin, we will pay Pfizer tiered royalties at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib. We are required to make regulatory milestone payments to Pfizer of up to $89.0 million if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for rucaparib are met, the majority of which relate to annual sales targets of $500.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million.

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

Array BioPharma Inc.

In July 2012, we entered into a drug discovery collaboration agreement with Array BioPharma Inc. for the discovery of a novel inhibitor of the receptor tyrosine kinase KIT targeting resistance mutations for the treatment of GIST, a gastrointestinal cancer. Under the terms of the agreement, we are responsible for funding all costs of the discovery program, as well as costs to develop and commercialize any clinical candidates discovered. If any clinical candidates are discovered and we seek to pursue clinical development of such clinical candidates, we may be required to pay Array up to an aggregate of $192.0 million in milestone payments if certain development and regulatory objectives and annual net sales targets are achieved. The agreement will remain in effect until the expiration of all of our clinical, regulatory and sales milestone obligations to Array, determined on a product-by-product and country-by-country basis, unless we elect to terminate the license agreement earlier. Array may terminate the agreement if we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods.

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

The FDA, the IRB or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the study. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

We acquired an exclusive, worldwide license to CO-1686 from Avila in May 2010. Multiple patent applications are pending that claim CO-1686 generically and specifically (including with respect to composition of matter) that, if issued, would have expiration dates between 2029 and 2033.

We obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib in June 2011. U.S. Patent 6,495,541, and its equivalent counterparts issued or pending in dozens of countries, directed to the rucaparib composition of matter, expire in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for rucaparib to at least 2022-2024 in the United States depending on timing of our first approval. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2025. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which will permit the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, and various salt and polymorphic forms have expiration dates ranging from 2020 through 2031.

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

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials and intend to do so in the future. We have not entered into long-term agreements with all of our current contract manufacturers. We currently obtain our supplies of finished drug product through individual purchase orders. We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

The active pharmaceutical ingredient for CO-1686 is currently being manufactured at a single third-party contract manufacturer. The current production process has already been sufficiently developed to satisfy immediate clinical demands. Additional scale-up work and/or additional production capacity may be necessary to support larger clinical development or commercialization requirements. Drug product formulation work for CO-1686 is in progress, including the development of a hydrobromide salt tablet formulation. We have engaged two third-party manufacturers capable of both formulation development and drug product manufacturing. Definition of an acceptable formulation and suitable manufacturing process to prepare that formulation are critical to the successful development of CO-1686.

We have developed the process for manufacturing rucaparib’s active pharmaceutical ingredient to a degree sufficient to meet clinical demands and projected commercial requirements. Manufacturing of rucaparib drug substance is being performed at a single third-party contract manufacturer. The rucaparib drug product formulation and manufacturing process to produce that formulation have been developed to a degree sufficient to meet clinical demands. Additional development work is being performed to optimize the drug product formulation and manufacturing process to meet projected commercial requirements. A single third-party contract manufacturer capable of both formulation development and drug product manufacturing is currently producing rucaparib drug product. Definition of an acceptable commercial formulation and suitable manufacturing process to prepare that formulation are critical to the successful development of rucaparib. To date, our third-party manufacturers have met our manufacturing requirements. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full scale commercial demands.

Sales and Marketing

We intend to build the commercial infrastructure in the United States and Europe necessary to effectively support the commercialization of CO-1686 and rucaparib, if and when we believe a regulatory approval of the first of such product candidates in a particular geographic market appears imminent. The commercial infrastructure for oncology products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the oncology marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, oncology group networks, and government accounts. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that CO-1686 or rucaparib will be approved.

Outside of the United States and Europe, we may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products.

Employees

As of March 12, 2013, we had 61 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We invested $58.9 million, $40.7 million, and $22.3 million in research and development in the years ended December 31, 2012, 2011 and 2010, respectively.

About Clovis

We were incorporated under the laws of the State of Delaware in April 2009, and completed our initial public offering of our common stock in November 2011 and a subsequent offering of common stock in April 2012. Our common stock is listed on the NASDAQ Global Select Market, under the symbol “CLVS”. Our principal executive offices are located at 2525 28th Street, Suite 100, Boulder, Colorado 80301, and our telephone number is (303) 625-5000. We maintain additional offices in San Francisco, California and Cambridge, UK. Our website address is www.clovisoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

Available Information

As a public company, we file reports and proxy statements with the Securities and Exchange Commission, or the SEC. These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as any amendments to those reports and proxy statements, and are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.clovisoncology.com, go to Investors & News/SEC Filings to locate copies of such reports. You may also read and copy materials that we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding us and other issuers that file electronically with the SEC.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates. We are not profitable and have incurred losses in each year since our inception in April 2009. Because we were only recently formed, we have only a limited operating history upon which you can evaluate our business and prospects. In addition, as an early stage company, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2012, 2011 and 2010, we had net losses of $74.0 million, $55.6 million, and $37.8 million, respectively. As of December 31, 2012, we had an accumulated deficit of $184.5 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. As such, we are subject to all of the risks incident in the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Each of our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics by our third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before we may commercialize our product candidates.

We have not previously submitted a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. It is not uncommon for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Indeed, based on the negative results of a pivotal study, we ceased further development of our previous product candidate CO-101. Our future clinical trial results may not be successful.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, patients treated with rucaparib have experienced drug-related side effects such as nausea and vomiting. The clinical evaluation of CO-1686 is still in the early stages, but as is the case with all oncology drugs, it is likely that there may be side effects associated with its use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with current good clinical practices, or cGCP, which are regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these cGCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the European Medicines Agency, or EMA, or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with cGCP regulations. In addition, our clinical trials must be conducted with product produced under current good manufacturing practices, or cGMP, regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We rely completely on third parties to manufacture our clinical drug supplies and we intend to rely on third parties to produce commercial supplies of any approved product candidate, and our commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP regulatory requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We are dependent on our third party manufacturers to conduct process development and scale-up work necessary to support greater clinical development and commercialization requirements for our product candidates. Carrying out these activities in a timely manner, and on commercially reasonable terms, is critical to the successful development and commercialization of our product candidates. We expect our third-party manufacturers are capable of providing sufficient quantities of our product candidates to meet anticipated clinical and full-scale commercial demands, however if third parties with whom we currently work are unable to meet our supply requirements, we will need to secure alternate suppliers. While we believe that there are other contract manufacturers having the technical capabilities to manufacture our product candidates, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have not entered into long-term agreements with all of our current contract manufacturers or with any alternate fill/finish suppliers, and though we intend to do so prior to commercial launch in order to ensure that we maintain adequate supplies of finished drug product, we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could have a material adverse impact upon our business. We currently obtain our supplies of finished drug product through individual purchase orders.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the oncology market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Tarceva® and Iressa® are two of the currently approved drugs that are used to treat EGFR mutant NSCLC, and in addition, we are aware of five products in development targeting EGFR for the treatment of NSCLC: Boehringer Ingelheim’s BIBW-2992 (afatinib) and Pfizer’s PF-299804 (dacomitinib), Ariad’s AP26113, Taiho’s TAS-2913, and Hanmi Pharmaceutical’s HM61713. Also, we believe the products in development targeting the PARP pathway consist of Abbott’s ABT-888 (velaparib), Tesaro, Inc.’s niraparib, Eisai’s E-7016, Teva’s CEP-9722, Biomarin’s BMN-673, and Astra Zeneca’s olaparib.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. We intend to seek approval to market our product candidates in the United States, Europe and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost- effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

In both the United States and certain foreign jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under the Medicare program in the United States. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Law, was enacted. The Healthcare Reform Law substantially changes the way healthcare is financed by both governmental and private insurers. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, as well as our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

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

With respect to rucaparib, we have an exclusive, worldwide license from Pfizer to a portfolio of patents and patent applications directed to the rucaparib composition of matter that expire in 2020. While patent term extensions under the Hatch-Waxman Act in the United States and under supplementary protection certificates in Europe may be available to extend our patent exclusivity for rucaparib, we cannot provide any assurances that any such patent term extension will be obtained.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when platform technology patents that relate to our product candidates are controlled by our licensors. This is the case with our license to CO-1686 , under which Celgene holds the right to prosecute and maintain the patents and patent applications covering its core discovery technology, including molecular backbones, building blocks and classes of compounds generated by that technology, aspects of which relate to CO-1686. While we have the right to jointly prosecute and maintain the patent rights for the composition of matter for CO-1686, if Celgene or any of our future licensing partners fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. Since our initial public offering in November 2011 the price of our common stock on the NASDAQ Global Select Market has ranged from $11.19 per share to $27.55 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates known to us beneficially owned approximately 61.9% of our voting stock as of December 31, 2012. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2012, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan, or the 2011 Plan, is 1,669,894. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Equity Incentive Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock.

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

Our offices are located at three leased facilities, a 14,892 square foot facility in Boulder, Colorado used primarily for corporate functions, a 19,234 square foot facility in San Francisco, California used for clinical development operations and research laboratory space, and a 1,350 square foot facility in Cambridge, United Kingdom used for our European regulatory and clinical operations. These leases expire in December 2015, April 2014, and May 2013, respectively. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CLVS.” Trading of our common stock commenced on November 16, 2011, following the completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market:

	HIGH	LOW
Year Ended December 31, 2011
Fourth Quarter (beginning November 16, 2011)	$14.85	$11.45
Year Ended December 31, 2012
First Quarter	$27.55	$13.41
Second Quarter	$25.18	$16.91
Third Quarter	$23.42	$13.24
Fourth Quarter	$23.34	$11.19

On March 11, 2013, there were approximately 39 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2012

	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1)(2)	1,599,044	$14.05	2,108,103
Equity compensation plans not approved by security holders	—	—	—

Total	1,599,044	$14.05	2,108,103

(1)	As of December 31, 2012, 2,473,592 shares were authorized for issuance under our 2011 Stock Incentive Plan, or the 2011 Plan, which became effective on November 15, 2011, the effective date of our initial public offering, including 178,112 remaining shares available for future issuance under the 2009 Equity Incentive Plan, or 2009 Plan, which were transferred to the 2011 Plan. The number of shares of our common stock reserved for issuance under the 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2009 Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock.
(2)	As of December 31, 2012, 438,209 shares were reserved for issuance under our 2011 Employee Stock Purchase Plan, or ESPP, which became effective on November 15, 2011, the effective date of our initial public offering. The number of shares of our common stock reserved for issuance under the ESPP will be increased at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on such date and (y) 344,828 shares of our common stock.

Performance Graph(1)

The following graph shows a comparison from November 16, 2011 through December 31, 2012 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF ONE YEAR CUMULATIVE TOTAL RETURN

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

(1)	On May 25, 2011, we sold $20,000,000 aggregate principal amount of our 5% convertible promissory notes due 2012 to accredited investors, for an aggregate purchase price of $20,000,000.

(2)	On June 2, 2011, we sold $15,000,000 aggregate principal amount of our 5% convertible promissory notes due 2012 to Pfizer Inc., an accredited investor, $7.0 million of which were issued as consideration for the execution of our license agreement with Pfizer Inc. for rucaparib and $8.0 million of which were issued for an investment of $8.0 million of cash by Pfizer Inc.

(3)	From January 1, 2010 through November 15, 2011, we issued an aggregate of 351,888 shares of our common stock at prices ranging from $0.29 to $3.28 per share to certain of our employees and directors pursuant to the exercise of stock options under the Clovis Oncology, Inc. 2009 Equity Incentive Plan for an aggregate purchase price of $1,118,459.

(4)	From January 1, 2010 through November 15, 2011, we granted options to purchase 1,073,341 shares of common stock to our employees and directors at a weighted average exercise price of $4.91 per share.

No underwriters were involved in the foregoing issuances of securities. The securities described in paragraphs (1) and (2) above were issued to accredited investors in reliance upon the exemption from the registration requirements of the Securities Act, as set forth in Section 4(2) under the Securities Act, and, in certain cases, in reliance on Regulation D promulgated thereunder, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required. The securities described in paragraph (3) and (4) above were issued pursuant to written compensatory plans or arrangements with our employees and directors in reliance on the exemption provided by Rule 701 promulgated under Section 3(b) of the Securities Act, or pursuant to Section 4(2) under the Securities Act, relative to transactions by an issuer not involving any public offering, to the extent an exemption from such registration was required.

All of the foregoing securities are deemed restricted securities for purposes of the Securities Act. The certificates representing the issued shares of capital stock described above included appropriate legends setting forth that the applicable securities have not been registered and the applicable restrictions on transfer.

Use of Proceeds from Sales of Registered Securities

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-175080) that was declared effective by the Securities and Exchange Commission on November 15, 2011, which registered an aggregate of 11,500,000 shares of our common stock. On November 21, 2011, 10,000,000 shares of common stock were sold on our behalf at an initial public offering price of $13.00 per share, for aggregate gross proceeds of $130,000,000, managed by J.P. Morgan Securities LLC and Credit Suisse Securities (USA) LLC. On November 30, 2011, in connection with the exercise of the underwriters’ over-allotment option, 700,000 additional shares of common stock were sold on our behalf at the initial public offering price of $13.00 per share, for aggregate gross proceeds of $9,100,000. Following the sale of the 10,700,000 shares of common stock, the offering terminated.

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

As of December 31, 2012, we had used approximately $69.3 million of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into money market funds.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our selected historical financial data at the dates and for the periods indicated. The selected historical statement of operations data presented below for the years ended December 31, 2012, 2011, 2010 and the period from April 20, 2009 (inception) to December 31, 2012 and the historical balance sheet data as of December 31, 2012 and 2011 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical statement of operations data presented below for the period from April 20, 2009 (inception) to December 31, 2009 and the historical balance sheet date as of December 31, 2010 and 2009 have been derived from our audited financial statements that do not appear in this report.

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

Statement of Operations Data:

	Year Ended December 31,			Period from April 20, 2009 (Inception) to December 31,	Cumulative from April 20, 2009 (Inception) to December 31,
	2012	2011	2010	2009	2012
	(in thousands, except share and per share data)
Revenue	$—	$—	$—	$—	$—
Operating expenses:
Research and development	58,894	40,726	22,323	1,762	123,705
General and administrative	10,638	6,860	4,302	2,209	24,009
Acquired in-process research and development	4,250	7,000	12,000	13,085	36,335

Operating loss	(73,782)	(54,586)	(38,625)	(17,056)	(184,049)
Other income (expense), net	(228)	(957)	795	(43)	(433)

Loss before income taxes	(74,010)	(55,543)	(37,830)	(17,099)	(184,482)
Income taxes	27	(27)	—	—	—

Net loss	$(73,983)	$(55,570)	$(37,830)	$(17,099)	$(184,482)

Basic and diluted net loss per common share	$(2.97)	$(14.42)	$(28.55)	$(15.38)	$(22.15)

Common shares used in the computation of basic and diluted net loss per common share	24,915	3,854	1,325	1,112	8,327

	As of December 31,
	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available for sale securities	$144,097	$140,248	$22,299	$57,311
Working capital	132,712	130,519	19,886	57,349
Total assets	145,994	143,445	26,200	59,574
Convertible preferred stock	—	—	75,499	75,499
Common stock and additional paid-in capital	317,925	242,243	138	41
Total stockholders’ equity (deficit)	133,496	131,793	(54,749)	(17,058)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We were incorporated in Delaware in April 2009 and commenced operations in May 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates, and the general and administrative support of these operations. We have generated no revenues and, through December 31, 2012, have principally funded our operations using the $75.5 million of net proceeds from the sale of convertible preferred stock, the issuance of $35.0 million aggregate principal amount of convertible promissory notes, and $199.3 million of net proceeds from public offerings of our common stock completed in November 2011 and April 2012. The convertible preferred stock and outstanding principal amount of the convertible promissory notes and all accrued and unpaid interest converted into shares of our common stock immediately prior to the closing of our initial public offering in November 2011.

We have never been profitable and, as of December 31, 2012, we had an accumulated deficit of $184.5 million. We incurred losses of $17.1 million, $37.8 million, $55.6 million and $74.0 million for the period from April 20, 2009 (inception) through December 31, 2009 and for the years ended December 31, 2010, 2011, and 2012, respectively. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates. We will need to generate significant revenues to achieve profitability and we may never do so.

The financial information presented from April 20, 2009 (inception) to December 31, 2010 was based solely on the results of Clovis Oncology, Inc. Subsequent to January 1, 2011, the financial information is consolidated and includes the results of our wholly owned subsidiary in the United Kingdom. All intercompany transactions and balances are eliminated in this consolidation.

Product License Agreements

CO-101

In November 2009, we entered into a license agreement with Clavis to develop and commercialize CO-101 in North America, Central America, South America and Europe. Under the terms of the license agreement, we made an up-front payment to Clavis in the amount of $15.0 million, which was comprised of $13.1 million for development costs incurred prior to the execution of the agreement, which we recognized as acquired in-process research and development and $1.9 million for the prepayment of preclinical activities to be performed by Clavis. In November 2010, the license agreement was amended to expand the license territory to include Asia and other international markets. We paid Clavis $10.0 million for the territory expansion and recognized that payment as acquired in-process research and development expense. As part of the amendment to the license agreement, Clavis agreed to reimburse up to $3.0 million of our research and development costs for certain CO-101 development activities subject to our incurring such costs. We are responsible for all remaining development and commercialization costs of the compound.

On November 12, 2012, the Company reported results from a pivotal study of CO-101 versus gemcitabine in metastatic pancreatic cancer, which failed to demonstrate a difference in overall survival between the two study arms. Based on the results of the study, the Company has ceased development of CO-101.

CO-1686

In May 2010, we entered into a worldwide license agreement with Avila (now part of Celgene Corporation) to discover, develop and commercialize a covalent inhibitor of mutant forms of the EGFR gene product. CO-1686 was identified as the lead inhibitor candidate developed by Avila under the license agreement. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize CO-1686. We made an up-front payment of $2.0 million to Avila upon execution of the license agreement and an additional $4.0 million milestone payment in the first quarter of 2012 upon the acceptance by the U.S. Food and Drug Administration, or FDA, of our investigational new drug, or IND, application for CO-1686. We recognized both payments as acquired in-process research and development expense. We are obligated to pay royalties on net sales of CO-1686, based on the volume of annual net sales achieved. Celgene has the option to increase royalty rates by electing to reimburse a portion of our development expenses. This option must be exercised within a limited period of time after Celgene is notified by us of our intent to pursue regulatory approval of CO-1686 in the United States or the European Union as a first-line treatment. We may be required to pay up to an additional aggregate of $115.0 million in additional development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we may be required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

Rucaparib

In June 2011, we entered into a license agreement with Pfizer to acquire exclusive global development and commercialization rights to Pfizer’s drug candidate PF-01367338, also known as rucaparib. This drug candidate is a small molecule PARP inhibitor which we are developing for the treatment of selected solid tumors. Pursuant to the terms of the license agreement, we made an up-front payment by issuing Pfizer $7.0 million principal amount of a 5% convertible promissory note due in 2012, which was subsequently converted to common stock immediately prior to our initial public offering. We are responsible for all development and commercialization costs of rucaparib and, if approved, we will be required to pay Pfizer royalties on sales of the product. In addition, we may be required to pay Pfizer up to an aggregate of $259.0 million in milestone payments if certain development, regulatory and sales milestones are achieved.

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

The following table identifies research and development costs and acquired in-process research and development costs on a program-specific basis for our product candidates in-licensed through December 31, 2012, their companion diagnostics, and the KIT inhibitor drug discovery program. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below.

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative from April 20, 2009 (Inception) to December 31, 2012
	(in thousands)
CO-101 Expenses
Acquired in-process R&D	$—	$—	$10,000	$23,085
Research and development	23,966	21,703	14,461	60,501

CO-101 Total	23,966	21,703	24,461	83,586
CO-1686 Expenses
Acquired in-process R&D	4,000	—	2,000	6,000
Research and development	7,741	6,196	2,432	16,369

CO-1686 Total	11,741	6,196	4,432	22,369
Rucaparib Expenses
Acquired in-process R&D	250	7,000	—	7,250
Research and development	8,953	2,861	—	11,814

Rucaparib Total	9,203	9,861	—	19,064
KIT Inhibitor Expenses
Acquired in-process R&D	—	—	—	—
Research and development	2,097	—	—	2,097

KIT Inhibitor Total	2,097	—	—	2,097
Personnel and other expenses	16,137	9,966	5,430	32,924

Total	$63,144	$47,726	$34,323	$160,040

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

We anticipate that our general and administrative expenses will increase due to increased personnel expenses to support the growth in research and development activities.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. Based on the amount of accrued research and development expenses as of December 31, 2012, if our estimates of our net accrued liabilities are too high or too low by 5%, this could increase or decrease our research and development expenses by approximately $358,000.

Share-Based Compensation

Described below is the methodology we have utilized in measuring share-based compensation expense. Following the consummation of our initial public offering in November 2011, stock option values are determined based on the quoted market price of our common stock.

Since our inception in 2009, we applied the fair value recognition provisions of Financial Accounting Standards Board Accounting Standards Codification, or ASC, 718 “Accounting for Stock Based Compensation”, which we refer to as ASC 718. Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Compensation expense is recognized over the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our share option awards. Use of this valuation methodology requires that we make assumptions as to the price volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we are a company with a limited operating history, we utilize data from several peer companies to estimate expected stock price volatility and the expected term of our options. We selected peer companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development, market capitalization, number of employees and therapeutic focus. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The fair value of stock options was estimated at the grant date using the following weighted average assumptions:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from April 20, 2009 (Inception) Through December 31, 2009
Dividend yield	—	—	—	—
Volatility	71%	74%	80%	80%
Risk-free interest rate	1.14%	2.13%	2.10%	2.33%
Expected term (years)	6.3	6.0	5.6	5.3

In accordance with ASC 718, we recognized share-based compensation expense of approximately $4.9 million, $1.3 million, $68,000 and $4,000 for the years ended December 31, 2012, 2011, and 2010, respectively, and for the period April 20, 2009 (inception) through December 31, 2009. As of December 31, 2012, we had $12.0 million in total unrecognized compensation expense, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.8 years. We expect our share-based compensation to grow in future periods due to the potential increases in the value of our common stock and headcount.

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

Results of Operations

Comparison of Years Ended December 31, 2012, 2011 and 2010:

Research and Development Expenses. Research and development expenses for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended
	2012	2011	2010
	(in thousands)
Research and development expenses	$58,894	$40,726	$22,323
Increase from prior year	$18,168	$18,403	$20,561
% Change from prior year	44.6%	82.4%	1166.9%

The increase in research and development expenses for the year ended December 31, 2012 over 2011 was primarily due to development expenses associated with our rucaparib and CO-1686 product candidates. Clinical trial and drug development expenses increased by $7.7 million due to growth in preclinical development, diagnostic development activities and in the number of patients, active sites and investigators participating in the clinical trials that support these two product candidates. In the third quarter of 2012, we initiated a drug discovery program for KIT, resulting in an increase of $2.1 million over the prior year. CO-101 costs increased by $2.2 million due mainly to drug development, manufacturing activities, and expenses incurred to wind down this program. The remaining increase of $6.2 million was due primarily to an increase in salaries, benefits, stock compensation expense and personnel-related costs resulting from additional headcount hired to support the expanding development activities of our products.

The increase in research and development expenses for the year ended December 31, 2011 over 2010 was due primarily to development expenses associated with CO-101 and rucaparib clinical trials. Clinical trial expenses increased by $9.6 million due to growth in the number of patients, active sites and investigators that were participating in our CO-101 clinical trials and costs incurred for the development of companion diagnostics for our CO-101 drug product, as well as the assumption of clinical development costs for rucaparib following the in-licensing of that product candidate in June 2011. Drug product development and manufacturing activities also increased by $470,000 in support of the CO-101 development. In addition, $3.8 million of the increase was the result of discovery, formulation development, manufacturing, and the commencement of preclinical activities associated with CO-1686, a compound that was in-licensed in May 2010. The remaining increase of $4.5 million was due primarily to an increase in salaries, benefits and personnel-related costs resulting from additional headcount hired to support the expanding development activities of CO-101, CO-1686 and rucaparib.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended
	2012	2011	2010
	(in thousands)
General and administrative expenses	$10,638	$6,860	$4,302
Increase from prior year	$3,778	$2,558	$2,093
% Change from prior year	55.1%	59.5%	94.7%

The increase in general and administrative expenses for the year ended December 31, 2012 over 2011 was primarily attributable to increased personnel, professional services, facilities and information system costs associated with being a publicly traded company. Additionally, share-based compensation increased by $1.8 million due to the increase in the value of stock options granted in 2012.

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

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended
	2012	2011	2010
	(in thousands)
Acquired in-process research and development	$4,250	$7,000	$12,000
Decrease from prior year	$(2,750)	$(5,000)	$(1,085)
% Change from prior year	-39.3%	-41.7%	-8.3%

The decrease in acquired in-process research and development expenses for the year ended December 31, 2012 in comparison to 2011 was due to a reduction in payments made to partners related to in-licensing agreements. In January 2012, we made a regulatory milestone payment of $4.0 million to Avila Therapeutics, Inc. for the FDA’s acceptance of our IND application to begin clinical investigation of CO-1686. In June 2011, we made an up-front payment to Pfizer to acquire the licensing rights to rucaparib by issuing a $7.0 million convertible promissory note.

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

Other Income (Expense), Net. Other income (expense), net for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Years Ended
	2012	2011	2010
	(in thousands)
Other income (expense), net:	$(228)	$(957)	$795
Increase (decrease) from prior year	$729	$(1,752)	$838
% Change from prior year	76.2%	-220.4%	1948.8%

The decrease in other expense for the year ended December 31, 2012 over 2011 was due to the decrease in interest expense and debt issuance costs of $948,000, resulting from the conversion of our convertible promissory notes issued in 2011 into common stock upon the effective date of our initial public offering in November 2011. The increase was partially offset by a reduction to foreign currency transaction gains realized in 2012 resulting from a change in the value of Euro and British Pound transactions in relation to the U.S. Dollar.

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

Liquidity and Capital Resources

We have funded our operations primarily through the private placement of equity, convertible debt securities and public offerings of our common stock in November 2011 and April 2012. As of December 31, 2012 we have received $75.5 million in net proceeds from the issuance of convertible preferred stock, $27.9 million through the issuance of convertible promissory notes, and $199.3 million in net proceeds from the issuance of common stock. The outstanding principal amount and all accrued and unpaid interest associated with the convertible promissory notes were converted into shares of our common stock immediately prior to the closing of our initial public offering at the initial public offering price of $13.00 per share, in November 2011. As of December 31, 2012, we had cash and cash equivalents totaling $144.1 million.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010
	(in thousands)
Net cash used in operating activities	$(65,384)	$(39,828)	$(34,011)
Net cash provided by (used in) investing activities	942	9,168	(12,821)
Net cash provided by financing activities	70,291	158,346	29
Effect of exchange rate changes on cash and cash equivalents	12	42	—

Net increase (decrease) in cash and cash equivalents	$5,861	$127,728	$(46,803)

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increase of $25.6 million to cash used in operating activities for the year ended December 31, 2012 in comparison to prior year was due to the growth in rucaparib and CO-1686 research and development costs associated with the expansion of clinical trials, drug formulation and manufacturing costs; initiation of the KIT drug discovery program in the third quarter of 2012; increased CO-101 program expenses related to the closedown of clinical studies and manufacturing development activities upon the discontinuation of the CO-101 program in late 2012; and increased internal salaries, benefits and personnel-related costs resulting from additional headcount hired to support the expanding development activities of our product candidates.

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

Investing Activities

The cash provided by (used in) investing activities for all periods primarily reflects the purchase of available for sale securities offset by maturities and sales of available for sale securities. The decrease of $8.2 million in cash provided by investing activities for the year ended December 31, 2012 in comparison to the prior year was due to a reduction in available for sale security maturities and sales of $7.6 million and an increase of $0.6 million for the purchase of property and equipment.

The increase of $22.0 million in cash provided by investing activities for the year ended December 31, 2011 compared to the prior year was due primarily to the maturities and sale of available for sale securities in 2011 to fund operations. The increase related to the sale and maturities of available for sale securities is partially offset by the purchase of $0.5 million in property and equipment in 2011 compared to $0.8 million in 2010.

Financing Activities

Cash provided by financing activities for the year ended December 31, 2012 reflects the receipt of $70.0 million in net proceeds from the sale of our common stock in April 2012 and $0.3 million of proceeds from the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2011 was due to the issuance of $28.0 million of 5% convertible promissory notes for cash in the second quarter of 2011, the receipt of $129.4 million in net cash proceeds in the fourth quarter of 2011 from the sale of common stock during our initial public offering, and the exercise of stock options for $1.1 million.

Operating Capital Requirements

Assuming we successfully complete clinical trials and obtain requisite regulatory approvals, we do not anticipate commercializing any of our product candidates until 2016 at the earliest. As such, we anticipate that we will continue to generate significant losses for the foreseeable future as we incur expenses to complete our development activities for each of our programs, including clinical trial activities, companion diagnostic development, drug development, establishing our commercial capabilities, and expanding our general and administrative functions to support the growth in our research and development and commercial organizations.

The net proceeds raised from the sale of securities to date will not be sufficient to fund our operations through successful development and commercialization of our product candidates. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical trials to support additional development and potential regulatory approval, make milestone payments to our licensors and commercialize our product candidates.

We believe that our existing cash and cash equivalents, will allow us to fund our operating plan through at least the next 12 months. If our available cash and cash equivalents are insufficient to satisfy our liquidity requirements, we may seek to sell additional equity or debt securities or obtain a credit facility. The sale of additional equity and debt securities may result in additional dilution to our shareholders.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the product candidates, companion diagnostics, and indications we pursue;

•	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;

•	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and preclinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;

•	the cost of commercialization activities, if any, assuming our product candidates are approved for sale, including marketing and distribution costs;

•	the cost of manufacturing any of our product candidates we successfully commercialize;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and

•	the timing, receipt and amount of sales, if any, of our product candidates.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$1,813	$994	$819	$—	$—

In addition, we have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement for the development and commercialization of CO-1686, we may be required to pay an additional aggregate of $115.0 million if certain clinical study objectives and regulatory approvals are achieved. Further, we may be required to pay an aggregate of up to $120.0 million in sales milestone payments if certain annual sales targets are met for CO-1686. Pursuant to our license agreements for the development of rucaparib, we may be required to pay up to an aggregate $259.7 million in milestone payments upon the successful attainment of development, regulatory and sales milestones. Pursuant to our drug discovery collaboration agreement for the discovery of a novel KIT inhibitor, if any clinical candidates are discovered and we seek to pursue clinical development of such clinical candidates, we may be required to pay up to an aggregate of $192.0 million in milestone payments if certain development and regulatory objectives and annual net sales targets are achieved. Finally, pursuant to terms of each of these license agreements, we will pay royalties to our licensors on sales, if any, of the respective products.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the rules promulgated by the SEC.

Tax Loss Carryforwards

As of December 31, 2012, we have net operating loss carryforwards of approximately $136.1 million to offset future federal income taxes. We also have federal research and development tax credit carryforwards of $32.0 million to offset future federal income taxes. The federal net operating loss carryforwards and research and development tax credit carryforwards expire at various times through 2032. We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of the Company’s public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. We do not, however, believe this limitation prevents utilization prior to expiration. At December 31, 2012, we recorded a 100% valuation allowance against our net operating losses and research and development tax credit carryforwards of approximately $85.9 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Recently Adopted Accounting Standards

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. The standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company elected to present the statement of operations and statement of comprehensive loss in two separate, but consecutive statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2012, we had cash and cash equivalents of $144.1 million, consisting of bank demand deposits and money market funds that primarily invest in U.S. government obligations. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs, investigational sites, and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2012 and December 31, 2011, approximately 26% and 31%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

As of December 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the design and operation of our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

• provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

• provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2012, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. In making its assessment, management used the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management determined that, as of December 31, 2012, we maintained effective internal control over financial reporting based on those criteria.

In addition, the effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Clovis Oncology, Inc.

We have audited Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Clovis Oncology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Clovis Oncology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clovis Oncology, Inc., a corporation in the development stage, as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and for the period from April 20, 2009 (Inception) to December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 14, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2013 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2013 Proxy Statement, which we expect to file with the SEC no later than April 30, 2013.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2013 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2013 Proxy Statement and is incorporated herein by reference.

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

CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
Date: March 14, 2013		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/s/ PATRICK J. MAHAFFY Patrick J. Mahaffy	President and Chief Executive Officer; Director (Principal Executive Officer)	March 14, 2013

/s/ ERLE T. MAST Erle T. Mast	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 14, 2013

/s/ BRIAN G. ATWOOD Brian G. Atwood	Director	March 14, 2013

/s/ M. JAMES BARRETT M. James Barrett	Director	March 14, 2013

/s/ JAMES C. BLAIR James C. Blair	Director	March 14, 2013

/s/ PAUL KLINGENSTEIN Paul Klingenstein	Director	March 14, 2013

/s/ EDWARD J. MCKINLEY Edward J. McKinley	Director	March 14, 2013

/s/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	March 14, 2013

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Clovis Oncology, Inc.

We have audited the accompanying consolidated balance sheets of Clovis Oncology, Inc., a corporation in the development stage, as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 and for the period from April 20, 2009 (Inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clovis Oncology, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 and for the period from April 20, 2009 (Inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 14, 2013

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Cumulative from April 20, 2009 (Inception) to December 31, 2012
	(in thousands, except per share amounts)
Revenues	$—	$—	$—	$—
Operating Expenses:
Research and development	58,894	40,726	22,323	123,705
General and administrative	10,638	6,860	4,302	24,009
Acquired in-process research and development	4,250	7,000	12,000	36,335

Operating loss	(73,782)	(54,586)	(38,625)	(184,049)
Other income (expense), net	(228)	(957)	795	(433)

Loss before income taxes	(74,010)	(55,543)	(37,830)	(184,482)
Income taxes	27	(27)	—	—

Net loss	$(73,983)	$(55,570)	$(37,830)	$(184,482)

Basic and diluted net loss per common share	$(2.97)	$(14.42)	$(28.55)	$(22.15)

Basic and diluted weighted average common shares outstanding	24,915	3,854	1,325	8,327

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss

	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010	Cumulative from April 20, 2009 (Inception) to December 31, 2012
	(in thousands)
Net loss	$(73,983)	$(55,570)	$(37,830)	$(184,482)
Other comprehensive income
Foreign currency translation adjustments	5	47	—	52
Net unrealized gain (loss) on available for sale securities	(1)	(40)	42	1

Other comprehensive income	4	7	42	53

Comprehensive loss	$(73,979)	$(55,563)	$(37,788)	$(184,429)

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31,
	2012	2011
	(in thousands, except for share amounts)
Assets
Current assets:
Cash and cash equivalents	$144,097	$138,236
Available for sale securities	—	2,012
Prepaid research and development expenses	116	1,020
Other current assets	659	247

Total current assets	144,872	141,515
Property and equipment, net	1,084	1,896
Other assets	38	34

Total assets	$145,994	$143,445

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,297	$3,036
Accrued research and development expenses	7,161	5,071
Other accrued expenses	2,702	2,889

Total current liabilities	12,160	10,996
Non-current liabilities	338	656
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2012 and 2011, respectively	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at December 31, 2012 and 2011, respectively; 26,207,190 and 22,375,757 shares issued and outstanding at December 31, 2012 and 2011, respectively	26	22
Additional paid-in capital	317,899	242,221
Accumulated other comprehensive income	53	49
Deficit accumulated during development stage	(184,482)	(110,499)

Total stockholders’ equity	133,496	131,793

Total liabilities and stockholders’ equity	$145,994	$143,445

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Stage	(Deficit)
			(in thousands, except per share amounts)
Balance at April 20, 2009 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders at $.0029 per share	—	—	1,206,899	1	2	—	—	3
Issuance of convertible preferred stock; $2.00, $3.00 and $4.62 per share for series A-1, A-2 and B, respectively, net of issuance costs of $174	21,009,196	75,499	—	—	—	—	—	—
Exercise of stock options	—	—	114,659	—	33	—	—	33
Share-based compensation expense	—	—	—	—	4	—	—	4
Net loss	—	—	—	—	—	—	(17,099)	(17,099)

Balance at December 31, 2009	21,009,196	75,499	1,321,558	1	39	—	(17,099)	(17,059)
Exercise of stock options	—	—	15,518	—	29	—	—	29
Share-based compensation expense	—	—	—	—	68	—	—	68
Net unrealized gain on available for sale securities	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	—	(37,830)	(37,830)

Balance at December 31, 2010	21,009,196	75,499	1,337,076	1	136	42	(54,929)	(54,750)
Issuance of common stock, net of issuance costs of $9,745	—	—	10,700,000	11	129,344	—	—	129,355
Exercise of stock options	—	—	336,370	—	76	—	—	76
Share-based compensation expense	—	—	—	—	1,325	—	—	1,325
Conversion of convertible promissory notes and accrued interest into common stock	—	—	2,757,788	3	35,848	—	—	35,851
Conversion of convertible preferred stock into common stock	(21,009,196)	(75,499)	7,244,523	7	75,492			75,499
Net unrealized loss on available for sale securities	—	—	—	—	—	(40)	—	(40)
Currency translation adjustment	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(55,570)	(55,570)

Balance at December 31, 2011	—	—	22,375,757	22	242,221	49	(110,499)	131,793
Issuance of common stock, net of issuance costs of $5,024	—	—	3,750,000	4	69,972	—	—	69,976
Issuance of common stock under employee stock purchase plan	—	—	12,817	—	174	—	—	174
Exercise of stock options	—	—	68,616	—	583	—	—	583
Share-based compensation expense	—	—	—	—	4,949	—	—	4,949
Net unrealized loss on available for sale securities	—	—	—	—	—	(1)	—	(1)
Currency translation adjustment	—	—	—	—	—	5	—	5
Net loss	—	—	—	—	—	—	(73,983)	(73,983)

Balance at December 31, 2012	—	$—	26,207,190	$26	$317,899	$53	$(184,482)	$133,496

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	Year Ended December 31,			Cumulative from April 20, 2009 (Inception) to December 31,
	2012	2011	2010	2012
	(in thousands)
Operating activities
Net loss	$(73,983)	$(55,570)	$(37,830)	$(184,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	353	185	83	627
Share-based compensation expense	4,949	1,325	68	6,346
Amortization of premiums and discounts on available for sale securities	10	141	320	471
Loss on disposal of equipment	1,162	—	—	1,162
Gain on sale of available for sale securities	—	(16)	(18)	(34)
Non-cash acquired in-process research and development	—	7,000	—	7,000
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	2,993	2,682	2,896	7,044
Other operating assets	(17)	924	(1,040)	(217)
Accounts payable	(758)	1,656	866	2,298
Other accrued expenses	(93)	1,845	644	2,607

Net cash used in operating activities	(65,384)	(39,828)	(34,011)	(157,178)
Investing activities
Purchases of property and equipment	(1,058)	(446)	(770)	(2,544)
Purchases of available for sale securities	—	—	(27,008)	(27,008)
Maturities and sales of available for sale securities	2,000	9,614	14,957	26,571

Net cash provided by (used in) investing activities	942	9,168	(12,821)	(2,981)
Financing activities
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	—	75,499
Proceeds from sale of common stock, net of issuance costs	69,976	129,355	—	199,335
Proceeds from the exercise of common stock options and employee stock purchase plan	315	1,089	29	1,466
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	27,902	—	27,902

Net cash provided by financing activities	70,291	158,346	29	304,202
Effect of exchange rate changes on cash and cash equivalents	12	42	—	54

Increase (decrease) in cash and cash equivalents	5,861	127,728	(46,803)	144,097
Cash and cash equivalents at beginning of period	138,236	10,508	57,311	—

Cash and cash equivalents at end of period	$144,097	$138,236	$10,508	$144,097

Non-cash items:
Conversion of convertible preferred stock to common stock	$—	$75,499	$—	$75,499
Conversion of convertible promissory notes and accrued interest to common stock	$—	$35,851	—	$35,851
Assets recorded for which payment (has)/has not yet occurred	$(621)	$684	—	$63

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Clovis Oncology, Inc. (the “Company”), a corporation in the development stage, was incorporated in Delaware on April 20, 2009, and commenced operations in May 2009. The Company is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of clinical development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of up-front payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing in-licensed compounds and their companion diagnostics, evaluating new product acquisition candidates, raising capital and corporate organization activities. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of December 31, 2012.

On September 22, 2011, the Board of Directors and stockholders of the Company effectuated a 1 for 2.9 reverse split of the Company’s common stock. The historical financial statements and related notes have been retrospectively adjusted to give effect to this change.

On November 12, 2012, the Company reported results from a pivotal study for CO-101 in metastatic pancreatic cancer. The study results failed to demonstrate a difference in overall survival between the two study arms, CO-101 versus gemcitabine. Based on the results of the study, the Company has terminated development of CO-101.

Liquidity

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through private equity financings and public offerings of common stock, and management expects operating losses and negative cash flows to continue for at least the next several years. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2012 is sufficient to meet the cash requirements to fund planned operations through at least December 31, 2013, without additional sources of cash, although there can be no assurance that this can, in fact, be accomplished.

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

Marketable securities with original maturities greater than three months are considered to be available for sale securities and historically consisted of U.S. agency obligations, U.S. government obligations and corporate debt obligations. Available for sale securities are reported at fair market value and unrealized gains and losses are included as a separate component of stockholders’ equity. Realized gains, realized losses, the amortization of premiums and discounts, interest earned and dividends earned are included in other income (expense). The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments with maturities beyond one year are classified as short-term based on management’s intent to fund current operations with these securities or to make them available for current operations. A decline in the market value of a security below its cost value that is deemed to be other than temporary is charged to earnings, and results in the establishment of a new cost basis for the security.

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

Estimated Useful Life
Computer hardware and software	3 to 5 years
Leasehold improvements	6 years
Laboratory, manufacturing, and office equipment	5 to 7 years
Furniture and fixtures	10 years

Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed their fair value, which is measured based on the projected discounted future net cash flows arising from the assets. In the fourth quarter of 2012, an impairment of $1.2 million was recorded to research and development expenses for CO-101 manufacturing equipment no longer in use due to termination of the development activities for this product candidate. We have not found an active market to sell the equipment and the full carrying value at December 1, 2012 was impaired.

Other Accrued Expenses

Other accrued expenses are comprised of the following:

	December 31,
	2012	2011
Accrued personnel costs	$2,441	$2,373
Accrued corporate legal fees and professional services	63	231
Accrued expenses – other	198	285

Other accrued expenses	$2,702	$2,889

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development Expense

Research and development costs are charged to expense as incurred and include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing, companion diagnostic development, and third-party service fees, including clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations, or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development.

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

Foreign Currency

The assets and liabilities of the Company’s foreign operations are translated in U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the reported periods. The resulting translation adjustments are included in accumulated other comprehensive income on the consolidated balance sheets. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to other income (expense), net in the Consolidated Statements of Operations. As of December 31, 2012 and 2011, approximately 26% and 31% of the Company’s total liabilities were denominated in currencies other than the functional currency, respectively.

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

Recently Adopted and Issued Accounting Standards

On January 1, 2012, the Company adopted Accounting Standards Update (ASU) No. 2011-05, Presentation of Comprehensive Income. The standard eliminates the option to report other comprehensive income and its components in the statement of changes in equity. The Company elected to present the statement of operations and statement of comprehensive loss in two separate, but consecutive statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Laboratory, manufacturing and office equipment	$555	$1,170
Furniture and fixtures	516	520
Computer hardware and software	381	340
Leasehold improvements	140	140

Total property and equipment	1,592	2,170
Less: accumulated depreciation	(508)	(274)

Property and equipment, net	$1,084	$1,896

Depreciation expense related to property and equipment was $353,000, $185,000, $83,000 and $627,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and for the period from April 20, 2009 (inception) to December 31, 2012.

4. Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.
Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets and liabilities represent U.S. government agency obligations.
Level 3:	Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets or liabilities.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2012
Money market	$135,385	$135,385	$—	$—

Total assets at fair value	$135,385	$135,385	$—	$—

December 31, 2011
Money market	$136,273	$136,273	$—	$—
U.S. agency obligations	2,012	—	2,012	—

Total assets at fair value	$138,285	$136,273	$2,012	$—

There were no security transfers between Levels 1 and 2 in 2012.

5. Available for Sale Securities

The Company’s available for sale securities at cost or amortized cost value and fair market value by contractual maturity were (in thousands):

	Cost or Amortized Cost Value	Fair Market Value
December 31, 2011
Due in one year or less	$2,010	$2,012

Total	$2,010	$2,012

The types of securities included in the Company’s available for sale investments were (in thousands):

	Cost or Amortized Cost Value	Gross Unrealized Gains	Gross Unrealized (Losses)	Fair Market Value
December 31, 2011
U.S. government agencies	$2,010	$2	$—	$2,012

No securities have been in a continuous unrealized loss position for more than 12 months at December 31, 2012 and 2011, respectively, and no impairments have been recorded for the periods presented.

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

7. Convertible Preferred Stock and Stockholders’ Equity

Common Stock

In May 2009, the Company issued 1,206,899 shares of its common stock to the original founders at a purchase price of $.0029 per share. The shares were issued under restricted stock purchase agreements, which allow the Company, at its discretion, to repurchase unvested shares if the founders terminate their employment with the Company. In addition, if the founders employment is terminated by the Company without “cause” within six months following a change in control, 100% of the unvested shares of the restricted stock will immediately vest upon termination. Upon execution of the restricted stock purchase agreements, 25% of the shares vested immediately and the remaining shares vest ratably on a monthly basis over a four-year term. As of December 31, 2012 and 2011, 94,289 and 320,581 shares remained unvested, respectively.

In November 2011, the Company sold 10,700,000 shares of its common stock in an initial public offering at a price of $13.00 per share. The Company received net proceeds from the offering of $129.4 million, after deduction of $6.9 million of underwriting commissions and $2.8 million of offering expenses.

In April 2012, the Company sold 3,750,000 shares of its common stock in a public offering at $20.00 per share. The net offering proceeds realized after deducting offering expenses and underwriters’ discounts and commissions was $70.0 million.

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

In connection with the completion of the Company’s initial public offering in November 2011, all of the outstanding shares of convertible preferred stock were automatically converted into 7,244,523 shares of the Company’s common stock. The Series A-1, A-2 and B convertible preferred stock converted at a rate of 2.9 for 1 into common stock based upon the election of the convertible preferred stock holders immediately prior to the closing of the initial public offering.

8. Share-Based Compensation

Stock Options

In May 2009, the Company’s Board of Directors approved the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provided for the granting of stock options and other share-based awards, including restricted stock, stock appreciation rights and restricted stock units to its employees, directors and consultants. Common shares authorized for issuance under the 2009 Plan were 1,330,509 and 1,370,363 at December 31, 2012 and 2011, respectively. Options to purchase common stock under the 2009 Plan were designated as incentive stock options or non-statutory stock options. Stock options granted under this 2009 Plan vest over either a one-year period or three-year period for Board of Director grants and over a four-year period for employee grants and expire 10 years from the date of grant. Upon the closing of the initial public offering in November 2011, the 2009 Plan was closed resulting in the termination of new grants from this plan and the transfer of all shares available for future issuance to the 2011 Stock Incentive Plan. Future forfeitures and cancellations of options previously granted under the 2009 Plan will be transferred to the 2011 Stock Incentive Plan and will be available for grant under the 2011 Plan.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2011, the Company’s Board of Directors approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of the Company’s initial public offering in November 2011. The 2011 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its employees, directors and consultants. Common shares authorized for issuance under the 2011 Plan were 2,473,592 and 1,388,258 at December 31, 2012 and 2011, respectively, which represents the initial reserve of 1,250,000 shares of common stock plus 178,112 shares of common stock remaining for future grant from the 2009 Equity Incentive Plan and 1,045,480 new shares authorized by the Board of Directors at the 2012 annual meeting of stockholders. Stock options granted to date vest over either a one-year period or three-year period for Board of Director grants or over a four-year period for employee grants and expire 10 years from the date of grant.

Share-based compensation expense for the years ended December 31, 2012, 2011 and 2010, respectively, and the cumulative period from April 20, 2009 to December 31, 2012 has been recognized in the accompanying Statements of Operations as follows:

	Year Ended December 31,			Cumulative Period from April 20, 2009 (Inception) to December 31,
	2012	2011	2010	2012
Research and development	$2,391	$608	$52	$3,052
General and administrative	2,558	717	16	3,294

Total share-based compensation expense	$4,949	$1,325	$68	$6,346

The Company did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2012, 2011 and 2010 and the cumulative period from April 20, 2009 (Inception) to December 31, 2012, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of December 31, 2012. No share-based compensation expense was capitalized on our Consolidated Balance Sheets as of December 31, 2012 and December 31, 2011.

The following table summarizes the activity relating to the Company’s options to purchase common stock:

	Option Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	934,816	$4.88
Granted	818,198	23.55
Exercised	(68,616)	2.06
Forfeited	(85,354)	14.35

Balance at December 31, 2012	1,599,044	$14.05	8.58	$9,001,288

Vested and expected to vest at December 31, 2012	1,485,859	$13.55	8.54	$8,810,577

Vested at December 31, 2012	496,022	$4.51	7.78	$5,697,119

The aggregate intrinsic value in the tables above represents the pretax intrinsic value, based on our closing stock price of $16.00 as of December 31, 2012, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended December 31,
	2012	2011	2010
Weighted-average grant-date fair value per share	$15.00	$8.62	$2.10
Intrinsic value of options exercised	$954,927	$505,806	$19,100
Cash received from stock option exercises	$141,182	$1,088,737	$28,500

The 2009 Plan allows for the option holder to exercise stock option shares prior to the vesting of the option. The shares acquired from an early exercise are subject to repurchase if the option holder terminates employment or service with the Company. The number of unvested common shares at the point of termination will be repurchased by the Company at the stated exercise price of the option. The number of common shares which were exercised prior to vesting was 191,092 and 354,367 at December 31, 2012 and December 31, 2011, respectively. The number of early exercised shares expected to vest using estimated forfeiture rates over the remaining service period of the option term was 153,455 and 300,346 at December 31, 2012 and December 31, 2011, respectively.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model using the weighted-average assumptions provided in the following table:

	Year Ended December 31,
	2012	2011	2010
Risk-free interest rate(a)	1.14%	2.13%	2.10%
Dividend yield	—	—	—
Volatility(b)	71%	74%	80%
Expected term (years)(c)	6.3	6.0	5.6

(a)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(b)	Volatility: The expected volatility was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.
(c)	Expected life: The expected life of the award was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.

Unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, was $12.0 million at December 31, 2012. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.8 years at December 31, 2012.

Common Stock Reserved for Issuance

As of December 31, 2012, the Company reserved shares of common stock for future issuance as follows:

	Options Outstanding	Available for Grant or Future Issuance	Total Shares of Common Stock Reserved
2009 Equity Incentive Plan	795,346	—	795,346
2011 Stock Incentive Plan	803,698	1,669,894	2,473,592
2011 Employee Stock Purchase Plan	—	438,209	438,209

	1,599,044	2,108,103	3,707,147

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plan

In August 2011, our Board of Directors approved the Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, (the “Purchase Plan”). Under the Purchase Plan, we are authorized to issue 189,656 shares of common stock to qualified employees. Each year, on the date of our annual meeting of stockholders and at the discretion of our board of directors, the amount of shares reserved for issuance under the Purchase Plan may be increased by up to the lesser of (1) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock, (2) 344,828 shares of our common stock and (3) a lesser number of shares as approved by the board. The Purchase Plan will provide for consecutive 6-month offering periods, during which participating employees may elect to have up to 10% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock will be 85% of the lower of the fair market value of a share of common stock on the first trading date of each offering period or the fair market value of a share of common stock on the last trading day of the offering period. The Purchase Plan will terminate on August 24, 2021, the tenth anniversary of the date of initial adoption of the Purchase Plan. The first offering period of the Purchase Plan commenced on July 1, 2012 and ended on December 31, 2012. We sold 12,817 shares to employees in 2012 at a purchase price of $13.60 per share. The total share-based compensation expense recorded as a result of the Purchase Plan was approximately $104,000 during the year ended December 31, 2012.

The fair value of purchase awards granted to our employees during the year ended December 31, 2012 was estimated using the Black-Scholes option pricing model using the weighted-average assumptions provided in the following table:

Risk-free interest rate(a)	0.15%
Dividend yield	—
Volatility(b)	72%
Expected term (years)(c)	0.5

(a)	Risk-free interest rate: The rate is based on the US Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right.
(b)	Volatility: The expected volatility was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.
(c)	Expected life: The expected life of the award represents the six-month offering period for the Purchase Plan.

9. Commitments

The Company leases office space in Boulder, Colorado, San Francisco, California and Cambridge, U.K. under non-cancelable operating lease agreements. The lease agreements contain periodic rent increases that result in the Company recording deferred rent over the term of certain leases. Rental expense under these leases was approximately $849,000, $788,000 and $609,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and $2.3 million from April 20, 2009 (inception) to December 31, 2012. Future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are provided below (in thousands):

December 31, 2012
2013	$994
2014	521
2015	298
2016	—
2017	—

Total future minimum lease payments	$1,813

10. License Agreements

CO-101

In November 2009, the Company entered into a license agreement with Clavis Pharma ASA (“Clavis”) to develop and commercialize CO-101 in North America, Central America, South America and Europe. Under terms of the license agreement, the Company made an up-front payment to Clavis in the amount $15.0 million, which was comprised of $13.1 million for development costs incurred prior to the execution of the agreement that was recognized as acquired in-process research and development and $1.9 million for the prepayment of preclinical activities to be performed by Clavis. In November 2010, the license agreement was amended to expand the license territory to include Asia and other international markets. The Company made a payment of $10.0 million to Clavis for the territory expansion and recognized the payment as acquired in-process research and development. As part of the amended license agreement, Clavis also agreed to reimburse up to $3.0 million of the Company’s research and development costs for certain CO-101 development activities subject to the Company incurring such costs, all of which was completed in 2011.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 12, 2012, the Company reported results from a pivotal study for CO-101 in metastatic pancreatic cancer. The study results failed to demonstrate a difference in overall survival between the two study arms, CO-101 versus gemcitabine. Based on the results of the study, the Company has terminated development of CO-101.

CO-1686

In May 2010, the Company entered into a worldwide license agreement with Avila Therapeutics, Inc. (“Avila”) to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor gene product. In March 2012, Avila was acquired by Celgene Corporation (“Celgene”). CO-1686 was identified as the lead inhibitor candidate developed under the license agreement. The Company is responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize CO-1686. The Company made an up-front payment of $2.0 million upon execution of the license agreement which was recognized as acquired in-process research and development expense. The Company is obligated to pay royalties on net sales of CO-1686, based on the volume of annual net sales achieved. Celgene has the option to increase royalty rates by electing to reimburse a portion of the development expenses incurred by the Company. This option must be exercised within a limited period of time after Celgene is notified of our intent to pursue regulatory approval of CO-1686 in the United States or European Union as a first line therapy.

In January 2012, the U.S. Food and Drug Administration (FDA) accepted our investigational new drug (IND) application to begin clinical investigation of CO-1686. Following the FDA’s acceptance of the IND application, we made a milestone payment of $4.0 million to Avila as required by the license agreement and recognized the payment as acquired in-process research and development expense. The Company may be required to pay up to an additional aggregate of $115.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, the Company may be required to pay up to an aggregate of $120.0 million in sales milestones if certain annual sales targets are achieved.

Rucaparib

In June 2011, the Company entered into a worldwide license agreement with Pfizer Inc. to acquire exclusive development and commercialization rights to Pfizer’s drug candidate PF-01367338, also known as rucaparib. This drug candidate is a small molecule inhibitor of poly (ADP-ribose) polymerase, or PARP, which the Company is developing for the treatment of selected solid tumors. Pursuant to the terms of the license agreement, the Company made an up-front payment by issuing to Pfizer a $7.0 million convertible promissory note with a 5% annual interest rate, due in 2012. Upon completion of the Company’s initial public offering in November 2011, the principal balance and all accrued and unpaid interest due on this note of $7.2 million was converted into 551,222 shares of common stock. The Company is responsible for all development and commercialization costs of rucaparib and, if approved, Pfizer will receive royalties on the net sales of the product. In addition, Pfizer is eligible to receive up to $259 million of further payments, in aggregate, if certain development, regulatory and sales milestones are achieved.

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

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year Ended December 31,			Cumulative from April 20, 2009 (Inception) to
	2012	2011	2010	December 31, 2012
Common shares under option	826	935	422	826
Convertible preferred stock	—	—	7,245	—

Total potential dilutive shares	826	935	7,667	826

12. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal income tax (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(3.8)	(3.6)	(3.6)
Tax credits	(12.5)	(13.4)	(12.9)
Other	1.5	(2.7)	0.3
Change in valuation allowance	48.8	53.7	50.2

Effective income tax rate	—%	—%	—%

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforward	$53,860	$26,129
Tax credit carryforwards	31,999	18,167
Product acquisition costs	4,417	11,169
Share-based compensation expense	1,286	322
Accrued liabilities and other	123	79

Total deferred tax assets	91,685	55,866
Valuation allowance	(91,448)	(55,342)

Deferred tax assets, net of valuation allowance	237	524
Deferred tax liabilities:
Prepaid expenses	(142)	(435)
Depreciation	(95)	(89)

Total deferred tax liabilities	(237)	(524)

Net deferred tax assets	$—	$—

The realization of deferred tax assets is dependent upon future earnings, the timing and amount of these future earnings is uncertain. A valuation allowance was established for the net deferred tax asset balance due to management’s belief that the realization of these assets is not likely to occur in the foreseeable future. The Company recorded an increase to the valuation allowance of $36.1 million and $29.8 million during the years ended December 31, 2012 and 2011, respectively, due primarily to an increase in net operating loss carryforwards and tax credit carryforwards.

At December 31, 2012, the Company had approximately $136.1 million, $211.7 million and $0.5 million of U.S. federal, state and foreign net operating loss carryforwards, respectively. The U.S. net operating losses will expire from 2029 to 2032 if not utilized. Included in the U.S. net operating loss is approximately $0.7 million of stock compensation expense, the benefit of which, if realized, will be an increase to additional paid in capital and a reduction to taxes payable. In addition, the Company has research and development and orphan drug tax credit carryforwards of $32.0 million that will expire from 2029 through 2032 if not utilized.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of the Company’s public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. We do not, however, believe this limitation prevents utilization prior to expiration. The Company’s federal and state income taxes for the period from inception to December 31, 2012 remain open to an audit.

Tax positions must initially be recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has not identified any significant uncertain tax positions that require recognition in our financial statements. Our evaluation was performed from inception through December 31, 2012.

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

13. Employee Benefit Plan

In 2010, the Company established a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for its U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. The Company matches contributions up to 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was $295,000, $181,000 and $104,000 for the years ended December 31, 2012, 2011 and 2010, respectively, and $580,000 from April 20, 2009 (inception) to December 31, 2012. The Company’s international employees participate in retirement plans governed by the local laws in effect for the country in which they reside. The Company made matching contributions to international employees of $76,000, $64,000 and $41,000 for the year ended December 31, 2012, 2011 and 2010, respectively, and $181,000 from April 20, 2009 (inception) to December 31, 2012.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of December 31, 2012 and up to the date the Company filed this Annual Report.

15. Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2012 and 2011 were as follows:

	(In thousands, except per share data)
	March 31, 2012	June 30, 2012(2)	Sept. 30, 2012	Dec. 31, 2012	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011(1)
Revenues	$—	$—	$—	$—	$—	$—	$—	$—
Expenses:
Research and development	12,562	12,590	15,458	18,284	7,041	9,679	11,566	12,440
General and administrative	2,425	2,680	2,762	2,771	1,405	1,705	1,714	2,036
Acquired in-process research and development	4,000	250	—	—	—	7,000	—	—

Operating loss	(18,987)	(15,520)	(18,220)	(21,055)	(8,446)	(18,384)	(13,280)	(14,476)
Other income (expense), net	(4)	(172)	(48)	(4)	118	(115)	(555)	(405)

Loss before income taxes	(18,991)	(15,692)	(18,268)	(21,059)	(8,328)	(18,499)	(13,835)	(14,881)
Income taxes	(8)	35	—	—	—	—	—	(27)

Net loss	$(18,999)	$(15,657)	$(18,268)	$(21,059)	$(8,328)	$(18,499)	$(13,835)	$(14,908)

Net loss per share: basic and diluted	$(0.86)	$(0.61)	$(0.71)	$(0.81)	$(6.64)	$(14.32)	$(10.73)	$(1.30)

Weighted average shares: basic and diluted	22,041	25,744	25,906	25,948	1,254	1,292	1,289	11,498

(1)	In November 2011, the Company completed its initial public offering, which resulted in net proceeds of $129.4 million from the issuance of 10,700,000 shares of common stock. In connection with the initial public offering, all of the outstanding shares of the Company’s convertible preferred stock and convertible promissory notes payable and related accrued interest were converted into 10,002,311 shares of common stock.
(2)	In April 2012, the Company sold 3,750,000 shares of its common stock in a public offering at $20.00 per share. The net offering proceeds realized after deducting offering expenses and underwriters’ discounts and commissions was $70.0 million.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(1)	Clovis Oncology Inc. Investor Rights Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and certain investors named therein.

10.1*(1)	Amended and Restated License Agreement, dated as of November 10, 2010, by and between Clovis Oncology, Inc. and Clavis Pharma ASA.

10.2*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.3*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.4+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.5+(4)	Clovis Oncology, Inc. 2011 Equity Incentive Plan.

10.6+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.7+(4)	Form of Clovis Oncology, Inc. 2011 Equity Incentive Plan Stock Option Agreement.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and John C. Reed.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.17+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.18+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.20+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.21+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.22+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.23+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.24+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.25+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.26+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.27*(4)	Companion Diagnostics Agreement, dated as of April 19, 2011, by and between Clovis Oncology, Inc. and Roche Molecular Systems, Inc.

1

Exhibit Number	Exhibit Description
10.28*(4)	Master Service Agreement, dated as of March 23, 2010, by and between Clovis Oncology, Inc. and Ventana Medical Systems, Inc., together with the related Individual Project Agreement, dated as of March 25, 2010.

10.29+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.30+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.31+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.32+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

21.1(1)	List of Subsidiaries of Clovis Oncology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 5, 2011.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

2