Form 10-Q
period 2013-03-31
Clovis Oncology, Inc.
filed 2013-05-08
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 2, 2013 was 26,265,083.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss — for the three months ended March 31, 2013 and 2012 and the cumulative period from April 20, 2009 (inception) through March 31, 2013	3
	Consolidated Balance Sheets — as of March 31, 2013 and December 31, 2012	4
	Consolidated Statements of Cash Flows — for the three months ended March 31, 2013 and 2012 and the cumulative period from April 20, 2009 (inception) through March 31, 2013	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	17
ITEM 4.	Controls and Procedures	17
PART II. Other Information		18
ITEM 1.	Legal Proceedings	18
ITEM 1A.	Risk Factors	18
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
ITEM 3.	Defaults Upon Senior Securities	18
ITEM 4.	Mine Safety Disclosures	18
ITEM 5.	Other Information	18
ITEM 6.	Exhibits	19
SIGNATURES		22

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,		Cumulative from April 20, 2009 (Inception) to March 31,
	2013	2012	2013
Revenues	$—	$—	$—
Operating Expenses:
Research and development	12,122	12,562	135,827
General and administrative	3,218	2,425	27,227
Acquired in-process research and development	250	4,000	36,585

Operating loss	(15,590)	(18,987)	(199,639)
Other income (expense), net	(78)	(4)	(511)

Loss before income taxes	(15,668)	(18,991)	(200,150)
Income taxes	—	(8)	—

Net loss	$(15,668)	$(18,999)	$(200,150)

Basic and diluted net loss per common share	$(0.60)	$(0.86)	$(21.22)

Basic and diluted weighted average common shares outstanding	26,034	22,041	9,433

Comprehensive loss	$(15,677)	$(18,997)	$(200,106)

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$129,634	$144,097
Prepaid research and development expenses	234	116
Other current assets	524	659

Total current assets	130,392	144,872
Property and equipment, net	1,069	1,084
Other assets	36	38

Total assets	$131,497	$145,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,841	$2,297
Accrued research and development expenses	6,013	7,161
Other accrued expenses	1,636	2,702

Total current liabilities	11,490	12,160
Non-current liabilities	270	338
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at March 31, 2013 and December 31, 2012; 26,218,609 and 26,207,190 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	26	26
Additional paid-in capital	319,817	317,899
Accumulated other comprehensive income	44	53
Deficit accumulated during development stage	(200,150)	(184,482)

Total stockholders’ equity	119,737	133,496

Total liabilities and stockholders’ equity	$131,497	$145,994

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Three Months Ended March 31,		Cumulative from April 20, 2009 (Inception) to March 31,
	2013	2012	2013
Operating activities
Net loss	$(15,668)	$(18,999)	$(200,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	62	84	689
Share-based compensation expense	1,764	946	8,110
Amortization of premiums and discounts on available for sale securities	—	10	471
Loss on disposal of equipment	—	—	1,162
Gain on sale of available for sale securities	—	—	(34)
Non-cash acquired in-process research and development	—	—	7,000
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	(1,266)	1,264	5,778
Other operating assets	196	321	(21)
Accounts payable	1,501	(580)	3,799
Other accrued expenses	(1,072)	(1,599)	1,535

Net cash used in operating activities	(14,483)	(18,553)	(171,661)
Investing activities
Purchases of property and equipment	(47)	(701)	(2,591)
Purchases of available for sale securities	—	—	(27,008)
Maturities and sales of available for sale securities	—	2,000	26,571

Net cash provided by (used in) investing activities	(47)	1,299	(3,028)
Financing activities
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	75,499
Proceeds from sale of common stock, net of issuance costs	—	(19)	199,335
Proceeds from exercise of stock options and employee stock purchase plan	86	10	1,552
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	—	27,902

Net cash provided by (used in) financing activities	86	(9)	304,288
Effect of exchange rate changes on cash and cash equivalents	(19)	10	35

Increase (decrease) in cash and cash equivalents	(14,463)	(17,253)	129,634
Cash and cash equivalents at beginning of period	144,097	138,236	—

Cash and cash equivalents at end of period	$129,634	$120,983	$129,634

Non-cash items:
Conversion of convertible preferred stock to common stock	$—	$—	$75,499
Conversion of convertible promissory notes and accrued interest to common stock	$—	$—	$35,851
Assets recorded for which payment (has)/has not yet occurred	$(26)	$291	$37

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (the “Company”), a corporation in the development stage, was incorporated in Delaware on April 20, 2009, and commenced operations in May 2009. The Company is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of up-front payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing in-licensed compounds and their companion diagnostics, evaluating new product acquisition candidates, raising capital and corporate organization activities. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of March 31, 2013.

Basis of Presentation

The information reported within the Company’s financial statements from April 20, 2009 to December 31, 2010 was based solely on the accounts of Clovis Oncology, Inc. Effective January 1, 2011, Clovis Oncology UK Limited, a wholly owned subsidiary of the Company, commenced operations. All financial information presented after December 31, 2010 was consolidated and includes the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented. Changes in or reclassifications out of accumulated other comprehensive loss are not disclosed in our notes to the unaudited financial statements due to the insignificance of the activity. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The Company evaluates subsequent events up to the time of filing with the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a broader discussion of our business and the opportunities and risks inherent in such business.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company does not have Level 2 assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2013
Money market	$107,985	$107,985	$—	$—

Total assets at fair value	$107,985	$107,985	$—	$—

December 31, 2012
Money market	$135,385	$135,385	$—	$—

Total assets at fair value	$135,385	$135,385	$—	$—

There were no security transfers between Levels 1 and 2 during the three month period ended March 31, 2013.

4. Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued personnel costs	$1,416	$2,441
Accrued corporate legal fees and professional services	130	63
Accrued expenses – other	90	198

Other accrued expenses	$1,636	$2,702

5. Convertible Promissory Notes

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

6. Convertible Preferred Stock and Stockholders’ Equity

Common Stock

In May 2009, the Company issued 1,206,899 shares of its common stock to the original founders at a purchase price of $.0029 per share. The shares were issued under restricted stock purchase agreements, which allow the Company, at its discretion, to repurchase unvested shares if the founders terminate their employment with the Company. In addition, if the founders’ employment is terminated by the Company without “cause” within six months following a change in control, 100% of the unvested shares of the restricted stock will immediately vest upon termination. Upon execution of the restricted stock purchase agreements, 25% of the shares vested immediately and the remaining shares vest ratably on a monthly basis over a four-year term. As of March 31, 2013 and 2012, 37,716 and 264,008 shares remained unvested, respectively.

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

7. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options and the employee stock purchase plan, for the three months ended March 31, 2013 and 2012, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2013	2012
Research and development	$854	$440
General and administrative	910	506

Total share-based compensation expense	$1,764	$946

The Company did not recognize a tax benefit related to share-based compensation expense during the three months ended March 31, 2013 and 2012, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of March 31, 2013. No share-based compensation expense was capitalized on our Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the three month period ended March 31, 2013:

	Option Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	1,599,044	$14.05
Granted	904,000	21.81
Exercised	(11,419)	7.56
Forfeited	(25,393)	17.01

Balance at March 31, 2013	2,466,232	$16.89	8.78	$29,043,809

Vested and expected to vest at March 31, 2013	2,219,284	$16.40	8.69	$27,238,894

Vested at March 31, 2013	673,939	$9.08	7.40	$13,200,223

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $28.67 as of March 31, 2013, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

	Three Months Ended March 31,
	2013	2012
Weighted-average grant-date fair value per share	$13.58	$15.58
Intrinsic value of options exercised	$175,887	$60,474
Cash received from stock option exercises	$86,376	$10,041

As of March 31, 2013, the unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, and estimated weighted-average remaining vesting period was as follows:

Unrecognized share-based compensation expense (in millions)	Weighted-average remaining vesting period (in years)
$20.3	3.2

8. License Agreements

CO-1686

In May 2010, the Company entered into a worldwide license agreement with Avila Therapeutics, Inc. (“Avila”) to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor gene product. In March 2012, Avila was acquired by Celgene Corporation (“Celgene”). CO-1686 was identified as the lead drug candidate to be developed under the license agreement. The Company is responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize CO-1686. The Company made an up-front payment of $2.0 million upon execution of the license agreement which was recognized as acquired in-process research and development expense. The Company is obligated to pay royalties on net sales of CO-1686, based on the volume of annual net sales achieved. Celgene has the option to increase royalty rates by electing to reimburse a portion of the development expenses incurred by the Company. This option must be exercised within a limited period of time after Celgene is notified of our intent to pursue regulatory approval of CO-1686 in the United States or European Union as a first line therapy.

In January 2012, the U.S. Food and Drug Administration (FDA) accepted our investigational new drug (IND) application to begin clinical investigation of CO-1686. Following the FDA’s acceptance of the IND application, the Company made a milestone payment of $4.0 million to Avila as required by the license agreement and recognized the payment as acquired in-process research and development expense. The Company may be required to pay up to an additional aggregate of $115.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, the Company may be required to pay up to an aggregate of $120.0 million in sales milestones if certain annual sales targets are achieved.

In January 2013, the Company entered into an exclusive license agreement with Gatekeeper Pharmaceuticals, Inc. (“Gatekeeper”) to acquire exclusive rights under patent applications associated with mutant epidermal growth factor receptor (“EGFR”) inhibitors and methods of treatment. Pursuant to the terms of the license agreement, the Company made an up-front payment of $250,000 upon execution of the agreement, which was recognized as acquired in-process research and development expense. If CO-1686 is approved for commercial sale, the Company will pay royalties to Gatekeeper on future net sales.

Rucaparib

In June 2011, the Company entered into a worldwide license agreement with Pfizer Inc. to acquire exclusive development and commercialization rights to Pfizer’s drug candidate known as rucaparib. This drug candidate is a small molecule inhibitor of poly (ADP-ribose) polymerase, or PARP, which the Company is developing for the treatment of selected solid tumors. Pursuant to the terms of the license agreement, the Company made an up-front payment by issuing to Pfizer a $7.0 million convertible promissory note with a 5% annual interest rate, due in 2012. Upon completion of the Company’s initial public offering in November 2011, the principal balance and all accrued and unpaid interest due on this note of $7.2 million was converted into 551,222 shares of common stock. The Company is responsible for all development and commercialization costs of rucaparib and, if approved, Pfizer will receive royalties on the net sales of the product. In addition, Pfizer is eligible to receive up to $259 million of further payments, in aggregate, if certain development, regulatory and sales milestones are achieved.

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

Drug Discovery Collaboration Agreement

In July 2012, the Company entered into a drug discovery collaboration agreement with Array BioPharma Inc. for the discovery of a novel cKIT inhibitor targeting resistance mutations for the treatment of GIST, a gastrointestinal cancer. Under the terms of the agreement, the Company is responsible to fund all costs of the discovery program, as well as costs to develop and commercialize any clinical candidates discovered. If any clinical candidates are discovered and the Company seeks to pursue clinical development of such clinical candidates, the Company may be required to pay Array up to an aggregate of $192.0 million in milestone payments if certain development and regulatory objectives and annual net sales targets are achieved.

9. Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding for the period determined using the treasury-stock method. For purposes of this calculation, stock options are considered to be common stock equivalents and are only included in the calculation of diluted net loss per share when their effect is dilutive.

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2013	2012
Common shares under option	2,466	1,588

Total potential dilutive shares	2,466	1,588

10. Commitments and Contingencies

Royalty and License Fee Commitments

The Company has entered into certain license agreements, as identified in Note 8, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at March 31, 2013 and December 31, 2012.

Development and Manufacturing Agreement Commitments

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the Development and Manufacturing Agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first twelve months of any forecast. As of March 31, 2013, no purchase commitments were established under this agreement.

11. Subsequent Events

The Company evaluated events up to the filing date of these interim financial statements and determined that no subsequent activity required disclosure.

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We are currently developing two product candidates for which we hold global marketing rights: CO-1686, an orally available, small molecule epidermal growth factor receptor, or EGFR, covalent inhibitor that is in Phase I/II clinical development for the treatment of non-small cell lung cancer, or NSCLC, in patients with activating EGFR mutations, including the initial activating mutations, as well as the primary resistance mutation, T790M; and rucaparib, an orally available, small molecule poly (ADP-ribose) polymerase, or PARP, inhibitor being developed for various solid tumors that is currently in Phase I/II clinical trials. We have also entered into a drug discovery agreement for the discovery of a novel cKIT inhibitor targeting resistance mutations for the treatment of GIST, a gastrointestinal cancer. If any clinical candidates are discovered, we would seek to pursue clinical development of such clinical candidates.

We were incorporated in Delaware in April 2009 and commenced operations in May 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates, and the general and administrative support of these operations. We have generated no revenues and, through March 31, 2013, have principally funded our operations using the $75.5 million of net proceeds from the sale of convertible preferred stock, the issuance of $35.0 million aggregate principal amount of convertible promissory notes, and $199.3 million of net proceeds from public offerings of our common stock completed in November 2011 and April 2012. The convertible preferred stock and outstanding principal amount of the convertible promissory notes and all accrued and unpaid interest converted into shares of our common stock immediately prior to the closing of our initial public offering in November 2011.

We have never been profitable and, as of March 31, 2013, we had an accumulated deficit of $200.2 million. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates. We will need to generate significant revenues to achieve profitability and we may never do so.

Product License Agreements

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

In January 2013, the Company entered into an exclusive license agreement with Gatekeeper Pharmaceuticals, Inc. (“Gatekeeper”) to acquire exclusive rights under patent applications associated with mutant EGFR inhibitors and methods of treatment. Pursuant to the terms of the license agreement, the Company made an up-front payment of $250,000 upon execution of the agreement, which was recognized as acquired in-process research and development expense. If CO-1686 is approved for commercial sale, the Company will pay royalties to Gatekeeper on future net sales.

Rucaparib

In June 2011, we entered into a license agreement with Pfizer to acquire exclusive global development and commercialization rights to Pfizer’s drug candidate known as rucaparib. This drug candidate is a small molecule PARP inhibitor which we are developing for the treatment of selected solid tumors. Pursuant to the terms of the license agreement, we made an up-front payment by issuing Pfizer $7.0 million principal amount of a 5% convertible promissory note due in 2012, which was subsequently converted to common stock immediately prior to our initial public offering. We are responsible for all development and commercialization costs of rucaparib and, if approved, we will be required to pay Pfizer royalties on sales of the product. In addition, we may be required to pay Pfizer up to an aggregate of $259.0 million in milestone payments if certain development, regulatory and sales milestones are achieved.

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

Drug Discovery Collaboration Agreement

In July 2012, the Company entered into a drug discovery collaboration agreement with Array BioPharma Inc. for the discovery of a novel cKIT inhibitor targeting resistance mutations for the treatment of GIST, a gastrointestinal cancer. Under the terms of the agreement, the Company is responsible to fund all costs of the discovery program, as well as costs to develop and commercialize any clinical candidates discovered. If any clinical candidates are discovered and the Company seeks to pursue clinical development of such clinical candidates, the Company may be required to pay Array up to an aggregate of $192.0 million in milestone payments if certain development and regulatory objectives and annual net sales targets are achieved.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to expand our clinical and companion diagnostic development activities for our CO-1686 and rucaparib product candidates and perform drug discovery activities for a novel cKIT inhibitor targeting resistance mutations for the treatment of GIST.

The following table identifies research and development costs and acquired in-process research and development costs on a program-specific basis for our product candidates in-licensed through March 31, 2013, their companion diagnostics, and the cKIT inhibitor drug discovery program. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below.

	Three Months Ended March 31,		Cumulative from April 20, 2009 (Inception) to March 31,
	2013	2012	2013
	(in thousands)
CO-101 Expenses
Acquired in-process R&D	$—	$—	$23,085
Research and development	624	5,881	61,125

CO-101 Total	624	5,881	84,210
CO-1686 Expenses
Acquired in-process R&D	250	4,000	6,250
Research and development	3,636	1,012	20,005

CO-1686 Total	3,886	5,012	26,255
Rucaparib Expenses
Acquired in-process R&D	—	—	7,250
Research and development	2,637	1,932	14,451

Rucaparib Total	2,637	1,932	21,701
cKIT Inhibitor Expenses
Acquired in-process R&D	—	—	—
Research and development	1,127	—	3,224

cKIT Inhibitor Total	1,127	—	3,224
Personnel and other expenses	4,098	3,737	37,022

Total	$12,372	$16,562	$172,412

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012. There have not been any material changes to our critical accounting policies since December 31, 2012.

Results of Operations

Comparison of Three Months Ended March 31, 2013 and 2012:

The following table summarizes the results of our operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Increase (Decrease)	Percent Change
	(in thousands)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	12,122	12,562	(440)	(3.5%)
General and administrative	3,218	2,425	793	32.7%
Acquired in-process research and development	250	4,000	(3,750)	(93.8%)

Operating loss	(15,590)	(18,987)	(3,397)	(17.9%)
Other income (expense), net	(78)	(4)	74	1850.0%

Loss before income taxes	(15,668)	(18,991)	(3,323)	(17.5%)
Income taxes	—	(8)	(8)	(100.0%)

Net loss	$(15,668)	$(18,999)	$(3,331)	(17.5%)

Research and Development Expenses. The decrease in research and development expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to a reduction of $5.2 million in CO-101 development expenses associated with the wind down of this program. CO-101 expense reductions were partially offset by an increase in development expenses associated with our CO-1686 and rucaparib product candidates. Research and development expenses for CO-1686 increased by $2.6 million due primarily to increased clinical trial costs as we initiated clinical development activities for this program in March 2012. In the third quarter of 2012, we also initiated a drug discovery program for cKIT inhibitors, resulting in an increase of $1.1 million over the first quarter of 2012. Additionally, $0.4 million of the increase was due to an increase in share based compensation expense for research and development personnel.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was primarily attributable to an increase in share-based compensation expense of $0.4 million. The increase was also due to larger personnel, professional services, and facilities costs in 2013 to support the Company’s growth.

Acquired In-Process Research and Development Expenses. The decrease in acquired in-process research and development expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 was due to a reduction in payments made to partners related to in-licensing agreements. In January 2012, we made a regulatory milestone payment of $4.0 million to Avila Therapeutics, Inc. for the FDA’s acceptance of our IND application to begin clinical investigation of CO-1686. In January 2013, the Company entered into an exclusive license agreement with Gatekeeper Pharmaceuticals, Inc. (“Gatekeeper”) to acquire exclusive rights under patent applications associated with mutant EGFR inhibitors and methods of treatment. Pursuant to the terms of the license agreement, the Company made an up-front payment of $250,000 upon execution of the agreement.

Liquidity and Capital Resources

Through March 31, 2013, we funded our operations through the private placement of preferred stock and convertible debt securities and the public offering of our common stock in November 2011 and April 2012. As of March 31, 2013, we have received $75.5 million in net proceeds from the issuance of convertible preferred stock, $27.9 million through the issuance of convertible promissory notes, and $199.3 million in net proceeds from the issuance of common stock. The outstanding principal amount and all accrued and unpaid interest associated with the convertible promissory notes were converted into shares of our common stock immediately prior to the closing of our initial public offering at the initial public offering price of $13.00 per share, in November 2011. As of March 31, 2013, we had cash and cash equivalents totaling $129.6 million.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(14,483)	$(18,553)
Net cash provided by (used in) investing activities	(47)	1,299
Net cash provided by (used in) financing activities	86	(9)
Effect of exchange rate changes on cash and cash equivalents	(19)	10
Net decrease in cash and cash equivalents	$(14,463)	$(17,253)

Operating Activities

The cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The decrease of $4.1 million to cash used in operating activities for the three months ended March 31, 2013 in comparison to the prior year’s respective period was due primarily to a reduction in acquired in-process research and development payments as described in “Results of Operations” above.

Investing Activities

The cash provided by (used in) investing activities for all periods primarily reflects the maturities and sales of available for sale securities, offset by the purchase of property and equipment. The decrease of $1.3 million in cash provided by (used in) investing activities for the three months ended March 31, 2013 compared to the prior year’s respective period was due to a reduction in available for sale security sales and maturities of $2.0 million, offset by a decrease of $0.7 million used for the purchase of property and equipment.

Financing Activities

The cash provided by financing activities for the three months ended March 31, 2013 represents the receipt of $0.1 million in proceeds from the exercise of stock options. The cash used in financing activities for the three months ended March 31, 2012 primarily reflects issuance costs incurred in the first quarter of 2012 related to the secondary offering that was completed in April 2012.

Operating Capital Requirements

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

In addition, if we raise additional funds through the issuance of debt securities or preferred stock, these securities may have rights senior to those of our common stock and could contain covenants that would restrict our operations. Furthermore, any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay, or eliminate some or all of our planned development and commercialization activities, which could harm our business.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the product candidates, companion diagnostics, and indications we pursue;

•	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;

•	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and preclinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;

•	the cost of manufacturing any of our product candidates; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims

Contractual Obligations and Commitments

In January 2013, the Company entered into an exclusive license agreement with Gatekeeper Pharmaceuticals, Inc. (“Gatekeeper”) to acquire exclusive rights under patent applications associated with mutant EGFR inhibitors and methods of treatment. Pursuant to the terms of the license agreement, the Company made an up-front payment of $250,000 upon execution of the agreement. The obligations under this licensing agreement are contingent upon the commercialization of the CO-1686 product. If CO-1686 is approved for commercial sale, the Company will pay royalties to Gatekeeper on future net sales.

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the Development and Manufacturing Agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first twelve months of any forecast. As of March 31, 2013, no purchase commitments were established under this agreement.

For further discussion of the Company’s contractual obligations and commitments, please see the Company’s 2012 Annual Report on Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2013, we had cash and cash equivalents of $129.6 million, consisting of bank demand deposits and money market funds that primarily invest in U.S. government obligations. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs, investigational sites, and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2013 and December 31, 2012, approximately 18% and 26%, respectively, of our total liabilities were denominated in currencies other than our functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of March 31, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

There has not been a material change from the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

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

As of March 31, 2013, we had used approximately $83.8 million of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into money market funds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(1)	Clovis Oncology Inc. Investor Rights Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and certain investors named therein.

10.1*(1)	Amended and Restated License Agreement, dated as of November 10, 2010, by and between Clovis Oncology, Inc. and Clavis Pharma ASA.

10.2*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

Exhibit Number	Exhibit Description

10.3*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.4+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.5+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.6+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.7+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and John C. Reed.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.17+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.18+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.20+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.21+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.22+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.23+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.24+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.25+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.26+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.27*(4)	Companion Diagnostics Agreement, dated as of April 19, 2011, by and between Clovis Oncology, Inc. and Roche Molecular Systems, Inc.

10.28*(4)	Master Service Agreement, dated as of March 23, 2010, by and between Clovis Oncology, Inc. and Ventana Medical Systems, Inc., together with the related Individual Project Agreement, dated as of March 25, 2010.

10.29+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.30+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.31+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.32+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 5, 2011.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 8, 2013	CLOVIS ONCOLOGY, INC.

	By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ Erle T. Mast
Erle T. Mast
Executive Vice President and Chief Financial Officer