Form 10-Q
period 2013-06-30
Clovis Oncology, Inc.
filed 2013-08-07
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of August 1, 2013 was 30,171,392.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss — for the three months and six months ended June 30, 2013 and 2012 and the cumulative period from April 20, 2009 (inception) through June 30, 2013	3
	Consolidated Balance Sheets — as of June 30, 2013 and December 31, 2012	4
	Consolidated Statements of Cash Flows — for the six months ended June 30, 2013 and 2012 and the cumulative period from April 20, 2009 (inception) through June 30, 2013	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	18
ITEM 4.	Controls and Procedures	18
PART II. Other Information		19
ITEM 1.	Legal Proceedings	19
ITEM 1A.	Risk Factors	19
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
ITEM 3.	Defaults Upon Senior Securities	19
ITEM 4.	Mine Safety Disclosures	19
ITEM 5.	Other Information	19
ITEM 6.	Exhibits	20
SIGNATURES		23

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from April 20, 2009 (Inception) to June 30,
	2013	2012	2013	2012	2013
Revenues	$—	$—	$—	$—	$—
Operating Expenses:
Research and development	15,816	12,590	27,938	25,152	151,643
General and administrative	3,492	2,680	6,710	5,105	30,719
Acquired in-process research and development	—	250	250	4,250	36,585

Operating loss	(19,308)	(15,520)	(34,898)	(34,507)	(218,947)
Other income (expense), net	(33)	(172)	(111)	(176)	(544)

Loss before income taxes	(19,341)	(15,692)	(35,009)	(34,683)	(219,491)
Income taxes	—	35	—	27	—

Net loss	$(19,341)	$(15,657)	$(35,009)	$(34,656)	$(219,491)

Basic and diluted net loss per common share	$(0.72)	$(0.61)	$(1.33)	$(1.45)	$(20.98)

Basic and diluted weighted average common shares outstanding	26,717	25,744	26,377	23,892	10,460

Comprehensive loss	$(19,338)	$(15,661)	$(35,015)	$(34,658)	$(219,444)

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$372,240	$144,097
Prepaid research and development expenses	605	116
Other current assets	598	659

Total current assets	373,443	144,872
Property and equipment, net	1,030	1,084
Other assets	751	38

Total assets	$375,224	$145,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,589	$2,297
Accrued research and development expenses	8,199	7,161
Other accrued expenses	2,224	2,702

Total current liabilities	12,012	12,160
Non-current liabilities	211	338
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at June 30, 2013 and December 31, 2012; 30,169,815 and 26,207,190 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	30	26
Additional paid-in capital	582,415	317,899
Accumulated other comprehensive income	47	53
Deficit accumulated during development stage	(219,491)	(184,482)

Total stockholders’ equity	363,001	133,496

Total liabilities and stockholders’ equity	$375,224	$145,994

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Six Months Ended June 30,		Cumulative from April 20, 2009 (Inception) to June 30,
	2013	2012	2013
Operating activities
Net loss	$(35,009)	$(34,656)	$(219,491)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	123	176	750
Share-based compensation expense	3,872	2,114	10,218
Amortization of premiums and discounts on available for sale securities	—	10	471
Loss on disposal of equipment	—	—	1,162
Gain on sale of available for sale securities	—	—	(34)
Non-cash acquired in-process research and development	—	—	7,000
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	(165)	1,922	6,879
Other operating assets	121	531	(96)
Accounts payable	(755)	(1,655)	1,543
Other accrued expenses	(474)	(888)	2,133

Net cash used in operating activities	(32,287)	(32,446)	(189,465)
Investing activities
Purchases of property and equipment	(66)	(908)	(2,610)
Purchases of available for sale securities	—	—	(27,008)
Maturities and sales of available for sale securities	—	2,000	26,571

Net cash provided by (used in) investing activities	(66)	1,092	(3,047)
Financing activities
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	75,499
Proceeds from sale of common stock, net of issuance costs	259,146	69,976	458,481
Proceeds from exercise of stock options and employee stock purchase plan	1,368	42	2,834
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	—	27,902

Net cash provided by financing activities	260,514	70,018	564,716
Effect of exchange rate changes on cash and cash equivalents	(18)	3	36

Increase in cash and cash equivalents	228,143	38,667	372,240
Cash and cash equivalents at beginning of period	144,097	138,236	—

Cash and cash equivalents at end of period	$372,240	$176,903	$372,240

Non-cash items:
Conversion of convertible preferred stock to common stock	$—	$—	$75,499
Conversion of convertible promissory notes and accrued interest to common stock	$—	$—	$35,851
Assets recorded for which payment (has)/has not yet occurred	$(39)	$(684)	$24

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (the “Company”), a corporation in the development stage, was incorporated in Delaware on April 20, 2009, and commenced operations in May 2009. The Company is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of up-front payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing in-licensed compounds and their companion diagnostics, evaluating new product acquisition candidates, raising capital and corporate organization activities. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of June 30, 2013.

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

Liquidity

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through public and private equity financings, and management expects operating losses and negative cash flows to continue for at least the next several years. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless or until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through cash and investments on hand and additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company does not have Level 2 assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets or liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2013
Money market	$147,985	$147,985	$—	$—

Total assets at fair value	$147,985	$147,985	$—	$—

December 31, 2012
Money market	$135,385	$135,385	$—	$—

Total assets at fair value	$135,385	$135,385	$—	$—

There were no security transfers between Levels 1 and 2 during the six month period ended June 30, 2013.

4. Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued personnel costs	$1,811	$2,441
Accrued corporate legal fees and professional services	350	63
Accrued expenses – other	63	198

Other accrued expenses	$2,224	$2,702

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

6. Convertible Preferred Stock and Stockholders’ Equity

Common Stock

In May 2009, the Company issued 1,206,899 shares of its common stock to the original founders at a purchase price of $.0029 per share. The shares were issued under restricted stock purchase agreements, which allowed the Company, at its discretion, to repurchase unvested shares if the founders terminated their employment with the Company. As of June 30, 2013, all common stock shares issued to the founders under the restricted stock purchase agreements were fully vested.

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

In June 2013, the Company sold 3,819,444 shares of its common stock in a public offering at $72.00 per share. The net offering proceeds realized after deducting offering expenses and underwriters’ discounts and commissions was $259.1 million.

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

7. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options and the employee stock purchase plan, for the three and six months ended June 30, 2013 and 2012, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Research and development	$1,103	$592	$1,957	$1,032
General and administrative	1,005	576	1,915	1,082

Total share-based compensation expense	$2,108	$1,168	$3,872	$2,114

The Company did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 30, 2013 and 2012, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of June 30, 2013. No share-based compensation expense was capitalized on our Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the six month period ended June 30, 2013:

	Option Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	1,599,044	$14.05
Granted	1,046,158	28.53
Exercised	(130,732)	9.09
Forfeited	(29,400)	16.75

Balance at June 30, 2013	2,485,070	$20.38	8.79	$116,427,809

Vested and expected to vest at June 30, 2013	2,261,717	$19.90	8.72	$107,015,622

Vested at June 30, 2013	721,162	$11.00	7.84	$40,368,071

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $66.98 as of June 30, 2013, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

	Three Months Ended June 30,
	2013	2012
Weighted-average grant-date fair value per share	$43.22	$12.60
Intrinsic value of options exercised	$5,540,488	$162,845
Cash received from stock option exercises	$1,101,935	$32,108

	Six Months Ended June 30,
	2013	2012
Weighted-average grant-date fair value per share	$17.61	$15.02
Intrinsic value of options exercised	$5,716,374	$223,319
Cash received from stock option exercises	$1,188,312	$42,149

As of June 30, 2013, the unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures was $23.7 million and the estimated weighted-average remaining vesting period was 2.8 years.

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

On November 12, 2012, the Company reported results from a pivotal study for CO-101 as compared to gemcitabine in metastatic pancreatic cancer. The study results failed to demonstrate a difference in overall survival between the two study arms. Based on the results of the study, the Company has ceased development of CO-101 and terminated the license agreement.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2013	2012
Common shares under option	2,343	1,718

Total potential dilutive shares	2,343	1,718

10. Commitments and Contingencies

Royalty and License Fee Commitments

The Company has entered into certain license agreements, as identified in Note 8, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at June 30, 2013 and December 31, 2012.

Development and Manufacturing Agreement Commitments

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the Development and Manufacturing Agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first twelve months of any forecast. As of June 30, 2013, $2.6 million of purchase commitments were established under this agreement.

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

We were incorporated in Delaware in April 2009 and commenced operations in May 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates, and the general and administrative support of these operations. We have generated no revenues and, through June 30, 2013, have principally funded our operations using the $75.5 million of net proceeds from the sale of convertible preferred stock, the issuance of $35.0 million aggregate principal amount of convertible promissory notes, and $458.5 million of net proceeds from public offerings of our common stock completed in November 2011, April 2012 and June 2013. The convertible preferred stock and outstanding principal amount of the convertible promissory notes and all accrued and unpaid interest converted into shares of our common stock immediately prior to the closing of our initial public offering in November 2011.

We have never been profitable and, as of June 30, 2013, we had an accumulated deficit of $219.5 million. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates. We will need to generate significant revenues to achieve profitability and we may never do so.

Product License Agreements

CO-1686

In May 2010, we entered into a worldwide license agreement with Avila (now part of Celgene Corporation) to discover, develop and commercialize a covalent inhibitor of mutant forms of the EGFR gene product. CO-1686 was identified as the lead inhibitor candidate under the license agreement. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize CO-1686. We made an up-front payment of $2.0 million to Avila upon execution of the license agreement and an additional $4.0 million milestone payment in the first quarter of 2012 upon the acceptance by the U.S. Food and Drug Administration, or FDA, of our investigational new drug, or IND, application for CO-1686. We recognized both payments as acquired in-process research and development expense. We are obligated to pay royalties on net sales of CO-1686, based on the volume of annual net sales achieved. Celgene has the option to increase royalty rates by electing to reimburse a portion of our development expenses. This option must be exercised within a limited period of time after Celgene is notified by us of our intent to pursue regulatory approval of CO-1686 in the United States or the European Union as a first-line treatment. We may be required to pay up to an additional aggregate of $115.0 million in additional development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we may be required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

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

On November 12, 2012, the Company reported results from a pivotal study of CO-101 versus gemcitabine in metastatic pancreatic cancer, which failed to demonstrate a difference in overall survival between the two study arms. Based on the results of the study, the Company has ceased development of CO-101 and terminated the license agreement.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to expand our clinical and companion diagnostic development activities for our CO-1686 and rucaparib product candidates and perform drug discovery activities for a cKIT inhibitor targeting resistance mutations for the treatment of GIST.

The following table identifies research and development costs and acquired in-process research and development costs on a program-specific basis for our product candidates in-licensed through June 30, 2013, their companion diagnostics, and the cKIT inhibitor drug discovery program. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from April 20, 2009 (Inception) to June 30,
	2013	2012	2013	2012	2013
	(in thousands)
CO-101 Expenses
Acquired in-process R&D	$—	$—	$—	$—	$23,085
Research and development	342	5,464	966	11,345	61,467

CO-101 Total	342	5,464	966	11,345	84,552
CO-1686 Expenses
Acquired in-process R&D	—	—	250	4,000	6,250
Research and development	3,740	1,316	7,376	2,328	23,745

CO-1686 Total	3,740	1,316	7,626	6,328	29,995
Rucaparib Expenses
Acquired in-process R&D	—	250	—	250	7,250
Research and development	4,668	1,655	7,305	3,587	19,119

Rucaparib Total	4,668	1,905	7,305	3,837	26,369
cKIT Inhibitor Expenses
Acquired in-process R&D	—	—	—	—	—
Research and development	1,136	—	2,263	—	4,360

cKIT Inhibitor Total	1,136	—	2,263	—	4,360
Personnel and other expenses	5,930	4,155	10,028	7,892	42,952

Total	$15,816	$12,840	$28,188	$29,402	$188,228

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

Results of Operations

Comparison of Three Months Ended June 30, 2013 and 2012:

The following table summarizes the results of our operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012	Increase (Decrease)	Percent Change
	(in thousands)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	15,816	12,590	3,226	25.6%
General and administrative	3,492	2,680	812	30.3%
Acquired in-process research and development	—	250	(250)	(100.0%)

Operating loss	(19,308)	(15,520)	3,788	24.4%
Other income (expense), net	(33)	(172)	(139)	(80.8%)

Loss before income taxes	(19,341)	(15,692)	3,649	23.3%
Income taxes	—	35	35	100.0%

Net loss	$(19,341)	$(15,657)	$3,684	23.5%

Research and Development Expenses. The increase in research and development expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to development expenses associated with our CO-1686 and rucaparib product candidates, less a reduction of $5.1 million in CO-101 development expenses associated with the wind down of this program. Research and development expenses for CO-1686 increased by $2.4 million due primarily to increased enrollment in the ongoing Phase I study for CO-1686, as well as expenses incurred for drug formulation development. Research and development expenses for rucaparib increased by $3.0 million due primarily to the initiation of two new clinical studies during the second quarter of 2013. In the third quarter of 2012, we also initiated a drug discovery program for cKIT inhibitors, resulting in an increase of $1.1 million over the second quarter of 2012. The remaining increase is attributable to personnel costs, including a $0.5 million increase in share-based compensation expense for research and development personnel.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily attributable to an increase in share-based compensation expense of $0.4 million. The increase was also due to larger personnel, professional services, and facilities costs in 2013 to support the Company’s growth.

Acquired In-Process Research and Development Expenses. The decrease in acquired in-process research and development expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to the absence of milestone payments made to partners related to in-licensing agreements in the second quarter of 2013. In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. Pursuant to the terms of the license agreement, we made an up-front payment of $250,000 upon execution of the agreement.

Other Income (Expense), Net. The decrease in other income (expense), net for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was due to a reduction of foreign currency transaction losses. The value of the Euro and Pound Sterling in relation to the U.S. Dollar was less volatile in the second quarter of the current year while both foreign currencies weakened in the same quarter of the prior year.

Comparison of Six Months Ended June 30, 2013 and 2012:

The following table summarizes the results of our operations for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Increase (Decrease)	Percent Change
	(in thousands)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	27,938	25,152	2,786	11.1%
General and administrative	6,710	5,105	1,605	31.4%
Acquired in-process research and development	250	4,250	(4,000)	(94.1%)

Operating loss	(34,898)	(34,507)	391	1.1%
Other income (expense), net	(111)	(176)	(65)	(36.9%)

Loss before income taxes	(35,009)	(34,683)	326	0.9%
Income taxes	—	27	27	100.0%

Net loss	$(35,009)	$(34,656)	$353	1.0%

Research and Development Expenses. The increase in research and development expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to an increase in development expenses associated with our CO-1686 and rucaparib product candidates, offset by a reduction of $10.4 million in CO-101 development expenses associated with the wind down of this program. Research and development expenses for CO-1686 increased by $5.0 million due primarily to drug formulation development activities and increased clinical trial costs as we initiated clinical development activities for this program in March 2012. Research and development expenses for rucaparib increased by $3.7 million due primarily to the initiation of two new clinical studies during the second quarter of 2013 and clinical supply manufacturing activities. In the third quarter of 2012, we also initiated a drug discovery program for cKIT inhibitors, resulting in an increase of $2.3 million over the first six months of 2012. The remaining increase is attributable to personnel costs, including a $0.9 million increase in share-based compensation expense for research and development personnel.

General and Administrative Expenses. The increase in general and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was primarily attributable to an increase in share-based compensation expense of $0.8 million. The increase was also due to larger personnel and facilities costs in 2013 to support the Company’s growth.

Acquired In-Process Research and Development Expenses. The decrease in acquired in-process research and development expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to a reduction in payments made to partners related to in-licensing agreements. In January 2012, we made a regulatory milestone payment of $4.0 million to Avila Therapeutics, Inc. for the FDA’s acceptance of our IND application to begin clinical investigation of CO-1686.

Other Income (Expense), Net. The decrease in other income (expense), net for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 was due to a reduction in foreign currency transaction losses resulting from an increase in the value of the Euro in relation to the U.S. Dollar.

Liquidity and Capital Resources

Through June 30, 2013, we funded our operations through the private placement of preferred stock and convertible debt securities and the public offering of our common stock. As of June 30, 2013, we have received $75.5 million in net proceeds from the issuance of convertible preferred stock, $27.9 million through the issuance of convertible promissory notes, $458.5 million in net proceeds from the issuance of common stock and $2.8 million in proceeds from stock option exercises. The outstanding principal amount and all accrued and unpaid interest associated with the convertible promissory notes were converted into shares of our common stock immediately prior to the closing of our initial public offering at the initial public offering price of $13.00 per share, in November 2011. As of June 30, 2013, we had cash and cash equivalents totaling $372.2 million.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(32,287)	$(32,446)
Net cash provided by (used in) investing activities	(66)	1,092
Net cash provided by financing activities	260,514	70,018
Effect of exchange rate changes on cash and cash equivalents	(18)	3
Net increase in cash and cash equivalents	$228,143	$38,667

Operating Activities

The cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The cash used in operating activities for all periods reflects the continued development of our product candidates as described in “Results of Operations” above.

Investing Activities

The cash provided by (used in) investing activities for all periods primarily reflects the maturities and sales of available for sale securities, offset by the purchase of property and equipment. The decrease of $1.2 million in cash provided by (used in) investing activities for the six months ended June 30, 2013 compared to the prior year’s respective period was due to a reduction in available for sale security sales and maturities of $2.0 million, offset by a decrease of $0.8 million used for the purchase of property and equipment.

Financing Activities

The cash provided by financing activities for the six months ended June 30, 2013 represents the receipt of $1.4 million in proceeds from the exercise of stock options and employee stock purchase plan and the receipt of $259.1 million in net proceeds from the sale of our common stock in June 2013. The cash provided by financing activities for the six months ended June 30, 2012 reflects the receipt of $70.0 million in net proceeds from the sale of our common stock in April 2012.

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

Contractual Obligations and Commitments

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2012 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2012 aside from those disclosed in Note 10 to the Notes to Unaudited Consolidated Financial Statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2013, we had cash and cash equivalents of $372.2 million, consisting of bank demand deposits and money market funds that primarily invest in U.S. government obligations. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs, investigational sites, and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2013 and December 31, 2012, approximately 14% and 26%, respectively, of our total liabilities were denominated in currencies other than our functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of June 30, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2013, we had used approximately $100.3 million of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into money market funds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(1)	Clovis Oncology Inc. Investor Rights Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and certain investors named therein.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

Exhibit Number	Exhibit Description

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.21+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.22+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.23+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.24+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.25*(4)	Companion Diagnostics Agreement, dated as of April 19, 2011, by and between Clovis Oncology, Inc. and Roche Molecular Systems, Inc.

10.26+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.27+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.28+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.29+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.30+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.31+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2013	CLOVIS ONCOLOGY, INC.

	By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ Erle T. Mast
Erle T. Mast
Executive Vice President and Chief Financial Officer