Form 10-Q
period 2013-09-30
Clovis Oncology, Inc.
filed 2013-11-07
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 1, 2013 was 30,171,432.

CLOVIS ONCOLOGY, INC.

FORM  10-Q

PART I. Financial Information		3
ITEM 1.	Financial Statements (unaudited)	3
	Consolidated Statements of Operations and Comprehensive Loss — for the three months and nine months ended September 30, 2013 and 2012 and the cumulative period from April 20, 2009 (inception) through September 30, 2013	3
	Consolidated Balance Sheets — as of September 30, 2013 and December 31, 2012	4
	Consolidated Statements of Cash Flows — for the nine months ended September 30, 2013 and 2012 and the cumulative period from April 20, 2009 (inception) through September 30, 2013	5
	Notes to Unaudited Consolidated Financial Statements	6
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	19
ITEM 4.	Controls and Procedures	19
PART II. Other Information		20
ITEM 1.	Legal Proceedings	20
ITEM 1A.	Risk Factors	20
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
ITEM 3.	Defaults Upon Senior Securities	20
ITEM 4.	Mine Safety Disclosures	20
ITEM 5.	Other Information	20
ITEM 6.	Exhibits	21
SIGNATURES		23

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from April 20, 2009 (Inception) to September 30,
	2013	2012	2013	2012	2013
Revenues	$—	$—	$—	$—	$—
Operating Expenses:
Research and development	16,063	15,458	44,001	40,610	167,706
General and administrative	4,312	2,762	11,022	7,867	35,031
Acquired in-process research and development	—	—	250	4,250	36,585

Operating loss	(20,375)	(18,220)	(55,273)	(52,727)	(239,322)
Other income (expense), net	55	(48)	(56)	(224)	(489)

Loss before income taxes	(20,320)	(18,268)	(55,329)	(52,951)	(239,811)
Income taxes	—	—	—	27	—

Net loss	$(20,320)	$(18,268)	$(55,329)	$(52,924)	$(239,811)

Basic and diluted net loss per common share	$(0.68)	$(0.71)	$(2.00)	$(2.15)	$(20.73)

Basic and diluted weighted average common shares outstanding	30,047	25,906	27,614	24,568	11,570

Comprehensive loss	$(20,299)	$(18,261)	$(55,314)	$(52,919)	$(239,743)

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$356,624	$144,097
Prepaid research and development expenses	1,167	116
Other current assets	727	659

Total current assets	358,518	144,872
Property and equipment, net	988	1,084
Other assets	753	38

Total assets	$360,259	$145,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$880	$2,297
Accrued research and development expenses	10,916	7,161
Other accrued expenses	2,783	2,702

Total current liabilities	14,579	12,160
Non-current liabilities	150	338
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2013 and December 31, 2012	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at September 30, 2013 and December 31, 2012; 30,171,432 and 26,207,190 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	30	26
Additional paid-in capital	585,243	317,899
Accumulated other comprehensive income	68	53
Deficit accumulated during development stage	(239,811)	(184,482)

Total stockholders’ equity	345,530	133,496

Total liabilities and stockholders’ equity	$360,259	$145,994

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollars in thousands)

	Nine Months Ended September 30,		Cumulative from April 20, 2009 (Inception) to September 30,
	2013	2012	2013
Operating activities
Net loss	$(55,329)	$(52,924)	$(239,811)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	185	269	812
Share-based compensation expense	6,663	3,608	13,009
Amortization of premiums and discounts on available for sale securities	—	11	471
Loss on disposal of equipment	—	—	1,162
Gain on sale of available for sale securities	—	—	(34)
Non-cash acquired in-process research and development	—	—	7,000
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	1,990	3,083	9,034
Other operating assets	(5)	573	(222)
Accounts payable	(1,463)	(933)	835
Other accrued expenses	81	(438)	2,688

Net cash used in operating activities	(47,878)	(46,751)	(205,056)
Investing activities
Purchases of property and equipment	(80)	(1,038)	(2,624)
Purchases of available for sale securities	—	—	(27,008)
Maturities and sales of available for sale securities	—	2,000	26,571

Net cash provided by (used in) investing activities	(80)	962	(3,061)
Financing activities
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	75,499
Proceeds from sale of common stock, net of issuance costs	259,071	69,976	458,406
Proceeds from exercise of stock options and employee stock purchase plan	1,403	42	2,869
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	—	27,902

Net cash provided by financing activities	260,474	70,018	564,676
Effect of exchange rate changes on cash and cash equivalents	11	14	65

Increase in cash and cash equivalents	212,527	24,243	356,624
Cash and cash equivalents at beginning of period	144,097	138,236	—

Cash and cash equivalents at end of period	$356,624	$162,479	$356,624

Non-cash items:
Conversion of convertible preferred stock to common stock	$—	$—	$75,499
Conversion of convertible promissory notes and accrued interest to common stock	$—	$—	$35,851
Assets recorded for which payment (has)/has not yet occurred	$(34)	$(684)	$29

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (the “Company”), a corporation in the development stage, was incorporated in Delaware on April 20, 2009, and commenced operations in May 2009. The Company is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of up-front payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing in-licensed compounds and their companion diagnostics, evaluating new product acquisition candidates, raising capital and corporate organization activities. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of September 30, 2013.

Basis of Presentation

The information reported within the Company’s financial statements from April 20, 2009 to December 31, 2010 was based solely on the accounts of Clovis Oncology, Inc. Effective January 1, 2011, Clovis Oncology UK Limited, a wholly owned subsidiary of the Company, commenced operations. All financial information presented after December 31, 2010 was consolidated and includes the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented. Changes in accumulated other comprehensive loss are not disclosed in our notes to the unaudited financial statements due to the insignificance of the activity. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial information prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, or SEC. The Company evaluates subsequent events up to the time of filing with the SEC. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2012 for a broader discussion of our business and the opportunities and risks inherent in such business.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company does not have Level 2 assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity. The Company does not have any Level 3 assets and liabilities.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2013
Money market	$352,885	$352,885	$—	$—

Total assets at fair value	$352,885	$352,885	$—	$—

December 31, 2012
Money market	$135,385	$135,385	$—	$—

Total assets at fair value	$135,385	$135,385	$—	$—

There were no security transfers between Levels 1 and 2 during the nine month period ended September 30, 2013.

4. Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued personnel costs	$2,205	$2,441
Accrued corporate legal fees and professional services	365	63
Accrued expenses – other	213	198

Other accrued expenses	$2,783	$2,702

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

6. Convertible Preferred Stock and Stockholders’ Equity

Common Stock

In May 2009, the Company issued 1,206,899 shares of its common stock to the original founders at a purchase price of $.0029 per share. The shares were issued under restricted stock purchase agreements, which allowed the Company, at its discretion, to repurchase unvested shares if the founders terminated their employment with the Company. All common stock shares issued to the founders under the restricted stock purchase agreements became fully vested in May 2013.

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

7. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options and the employee stock purchase plan, for the three and nine months ended September 30, 2013 and 2012, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Research and development	$1,138	$687	$3,095	$1,719
General and administrative	1,653	807	3,568	1,889

Total share-based compensation expense	$2,791	$1,494	$6,663	$3,608

The Company did not recognize a tax benefit related to share-based compensation expense during the three and nine months ended September 30, 2013 and 2012, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of September 30, 2013. No share-based compensation expense was capitalized on our Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the nine month period ended September 30, 2013:

	Option Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	1,599,044	$14.05
Granted	1,080,658	29.83
Exercised	(132,349)	9.24
Forfeited	(29,400)	16.75

Balance at September 30, 2013	2,517,953	$21.04	8.55	$101,885,010

Vested and expected to vest at September 30, 2013	2,325,710	$20.59	8.50	$95,108,922

Vested at September 30, 2013	824,748	$12.72	7.66	$39,848,593

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $60.80 as of September 30, 2013, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

Presented in the table below are financial details associated with our stock options during the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended September 30,
	2013	2012
Weighted-average grant-date fair value per share	$43.43	$14.32
Intrinsic value of options exercised	$85,589	$—
Cash received from stock option exercises	$34,711	$—

	Nine Months Ended September 30,
	2013	2012
Weighted-average grant-date fair value per share	$18.43	$15.01
Intrinsic value of options exercised	$5,801,963	$223,319
Cash received from stock option exercises	$1,223,023	$42,149

As of September 30, 2013, the unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, was $22.2 million and the estimated weighted-average remaining vesting period was 2.7 years.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2013	2012
Common shares under option	2,341	1,067

Total potential dilutive shares	2,341	1,067

10. Commitments and Contingencies

Royalty and License Fee Commitments

The Company has entered into certain license agreements, as identified in Note 8, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly no amounts have been recorded in the Company’s accompanying Consolidated Balance Sheets at September 30, 2013 and December 31, 2012.

Development and Manufacturing Agreement Commitments

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the Development and Manufacturing Agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first twelve months of any forecast. As of September 30, 2013, $6.8 million of purchase commitments were established under this agreement.

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

We were incorporated in Delaware in April 2009 and commenced operations in May 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates, and the general and administrative support of these operations. We have generated no revenues and, through September 30, 2013, have principally funded our operations using the $75.5 million of net proceeds from the sale of convertible preferred stock, the issuance of $35.0 million aggregate principal amount of convertible promissory notes, and $458.4 million of net proceeds from public offerings of our common stock completed in November 2011, April 2012 and June 2013. The convertible preferred stock and outstanding principal amount of the convertible promissory notes and all accrued and unpaid interest converted into shares of our common stock immediately prior to the closing of our initial public offering in November 2011.

We have never been profitable and, as of September 30, 2013, we had an accumulated deficit of $239.8 million. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through public or private equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates. We will need to generate significant revenues to achieve profitability and we may never do so.

In October 2013, we provided an update on the progress toward the clinical, regulatory, and development objectives for 2013 for each of our programs. Data from the ongoing CO-1686 Phase I dose escalation study was presented at the World Conference on Lung Cancer. These data showed that six RECIST partial responses (PR) had been observed to date in nine evaluable patients dosed at 900mg twice daily (BID) of the free base formulation of CO-1686, for a 67 percent objective response rate. Eight of the nine evaluable patients experienced PRs or tumor shrinkage greater than 10 percent. These patients were heavily pretreated prior to receiving CO-1686. Fifty-six patients have been treated to date across all dosing cohorts in the Phase I study, with no evidence of dose-related wild-type EGFR-driven toxicities.

In August, we commenced enrollment in the Phase I study using the hydrobromide (HBr) formulation of CO-1686. Pharmacokinetic data from the initial cohort receiving 500 mg BID of the HBr formulation demonstrated substantially increased exposures over those seen in patients dosed with the free base formulation at 900mg BID. There has been no evidence of skin or gastrointestinal toxicity in the 500mg BID cohort, and no dose limiting toxicity. Dose escalation is ongoing with the HBr formulation, currently dosing at 750mg BID, as the maximum tolerated dose has not yet been reached. We expect to establish the Phase 2 dose for CO-1686 by year-end 2013, and to initiate Phase 2 studies to assess efficacy in second line NSCLC patients with the T790M mutation as well as first line NSCLC patients with activating EGFR mutations. In addition, we expect to commence our initial registration study with CO-1686 in the first half of 2014 in second line NSCLC patients with the T790M mutation.

In October 2013, we announced the signing of an agreement with QIAGEN to develop a companion diagnostic test to identify the T790M mutation in patients with EGFR driven NSCLC. The diagnostic will build on QIAGEN’s therascreen EGFR RGQ PCR Kit, which was approved by the U.S. Food and Drug Administration in July 2013 as a companion diagnostic used in the treatment of metastatic NSCLC patients whose tumors have certain EGFR mutations. Analytical performance of the therascreen EGFR test has been established for 21 EGFR mutations, including T790M.

During the third quarter of 2013, a dose of 600 BID was selected as the recommended Phase 2/3 dose for rucaparib. Safety data to date shows rucaparib to be well-tolerated, which is important for a drug intended to be used in a maintenance setting. In data presented at recent medical meetings, rucaparib demonstrated durable objective responses in heavily pre-treated patients. To date, eight RECIST responses have been observed during the Phase 1 study. In ovarian cancer patients with a germline BRCA mutation, one RESIST complete response, two PRs, and two biomarker assessed responses have been observed to date. Responses have been observed in both ovarian cancer patients who responded to prior treatment with a platinum-based chemotherapy and patients who did not. Overall, seven of ten ovarian cancer patients with germline BRCA mutations treated with rucaparib at all doses achieved disease control, defined as a complete response, partial response, or stable disease for a period greater than 24 weeks. Responses have also been achieved for rucaparib patients with breast and pancreatic cancers with a germline BRCA mutation.

Finally, we recently announced the enrollment of the first patient in the global ARIEL (Assessment of Rucaparib in Ovarian Cancer Phase 2 Trial) study. ARIEL2 is a single-arm, open-label, Phase 2 study designed to identify tumor characteristics that predict sensitivity to rucaparib using DNA sequencing to evaluate each patient’s tumor. Tumor samples from study participants will be evaluated for BRCA1 and BRCA2 mutations, as well as other genes that are expected to confer sensitivity to PARP inhibitor therapy when mutated. In late 2013, we intend to initiate our pivotal study ARIEL3, a randomized, double-blind, Phase 3 study that will compare the effects of rucaparib against placebo. The study will evaluate whether maintenance rucaparib given to ovarian cancer patients who responded to a platinum based chemotherapy can extend the period of time for which the disease is controlled after successful chemotherapy.

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

The following table identifies research and development costs and acquired in-process research and development costs on a program-specific basis for our product candidates in-licensed through September 30, 2013, their companion diagnostics, and the cKIT inhibitor drug discovery program. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from April 20, 2009 (Inception) to September 30,
	2013	2012	2013	2012	2013
	(in thousands)
CO-101 Expenses
Acquired in-process R&D	$—	$—	$—	$—	$23,085
Research and development	(20)	4,774	946	16,119	61,447

CO-101 Total	(20)	4,774	946	16,119	84,532
CO-1686 Expenses
Acquired in-process R&D	—	—	250	4,000	6,250
Research and development	4,133	2,350	11,509	4,678	27,878

CO-1686 Total	4,133	2,350	11,759	8,678	34,128
Rucaparib Expenses
Acquired in-process R&D	—	—	—	250	7,250
Research and development	6,441	2,944	13,746	6,531	25,560

Rucaparib Total	6,441	2,944	13,746	6,781	32,810
cKIT Inhibitor Expenses
Acquired in-process R&D	—	—	—	—	—
Research and development	1,135	812	3,398	812	5,495

cKIT Inhibitor Total	1,135	812	3,398	812	5,495
Personnel and other expenses	4,374	4,578	14,402	12,470	47,326

Total	$16,063	$15,458	$44,251	$44,860	$204,291

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

Results of Operations

Comparison of Three Months Ended September 30, 2013 and 2012:

The following table summarizes the results of our operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended September 30,
	2013	2012	Increase (Decrease)	Percent Change
	(in thousands)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	16,063	15,458	605	3.9%
General and administrative	4,312	2,762	1,550	56.1%
Acquired in-process research and development	—	—	—	0.0%

Operating loss	(20,375)	(18,220)	2,155	11.8%
Other income (expense), net	55	(48)	(103)	(214.6%)

Loss before income taxes	(20,320)	(18,268)	2,052	11.2%
Income taxes	—	—	—	0.0%

Net loss	$(20,320)	$(18,268)	$2,052	11.2%

Research and Development Expenses. The increase in research and development expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to development expenses associated with our CO-1686 and rucaparib product candidates, less a reduction of $4.8 million in CO-101 development expenses associated with the termination of this program. Research and development expenses for CO-1686 increased by $1.7 million due primarily to expenses incurred for clinical supply manufacturing activities, as well as increased enrollment in the ongoing Phase I study for CO-1686. Research and development expenses for rucaparib increased by $3.5 million due primarily to clinical supply manufacturing activities, the initiation of two new clinical studies during the second quarter of 2013 and continued enrollment in existing clinical studies. We also initiated a drug discovery program for cKIT inhibitors during the third quarter of 2012, which resulted in an increase of $0.3 million over the third quarter of 2012.

General and Administrative Expenses. The increase in general and administrative expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily attributable to an increase in share-based compensation expense of $0.8 million. The increase was also due to larger professional services costs in 2013.

Other Income (Expense), Net. The decrease in other income (expense), net for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was due to an increase in foreign currency gains. The gain increased in the third quarter of the current year in comparison to the same quarter of the prior year due to the strengthening of foreign currencies in relation to the U.S. dollar and the timing and size of the foreign currency balance maintained during each period.

Comparison of Nine Months Ended September 30, 2013 and 2012:

The following table summarizes the results of our operations for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Increase (Decrease)	Percent Change
	(in thousands)
Revenues	$—	$—	$—
Operating Expenses:
Research and development	44,001	40,610	3,391	8.4%
General and administrative	11,022	7,867	3,155	40.1%
Acquired in-process research and development	250	4,250	(4,000)	(94.1%)

Operating loss	(55,273)	(52,727)	2,546	4.8%
Other income (expense), net	(56)	(224)	(168)	(75.0%)

Loss before income taxes	(55,329)	(52,951)	2,378	4.5%
Income taxes	—	27	27	100.0%

Net loss	$(55,329)	$(52,924)	$2,405	4.5%

Research and Development Expenses. The increase in research and development expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to an increase in development expenses associated with our CO-1686 and rucaparib product candidates, offset by a reduction of $15.1 million in CO-101 development expenses associated with the termination of this program. Research and development expenses for CO-1686 increased by $6.9 million due primarily to drug formulation development activities, clinical supply manufacturing activities, and increased clinical trial costs as we initiated clinical development activities for this program in March 2012. Research and development expenses for rucaparib increased by $7.2 million due primarily to the initiation of two new clinical studies during the second quarter of 2013 and clinical supply manufacturing activities. In the third quarter of 2012, we also initiated a drug discovery program for cKIT inhibitors, resulting in an increase of $2.6 million over the first nine months of 2012. The remaining increase is attributable to personnel costs, including a $1.4 million increase in share-based compensation expense for research and development personnel.

General and Administrative Expenses. The increase in general and administrative expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was primarily attributable to an increase in share-based compensation expense of $1.7 million. The increase was also due to larger personnel, professional services and facilities costs in 2013 to support the Company’s growth.

Acquired In-Process Research and Development Expenses. The decrease in acquired in-process research and development expenses for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to a reduction in payments made to partners related to in-licensing agreements. In January 2012, we made a regulatory milestone payment of $4.0 million to Avila Therapeutics, Inc. for the FDA’s acceptance of our IND application to begin clinical investigation of CO-1686.

Other Income (Expense), Net. The decrease in other income (expense), net for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 was due to an increase in foreign currency gains. The gains increased over the prior year due to the strengthening of the foreign currencies denominated in Euros and British Pounds in relation to the U.S. dollar and the timing and size of the foreign currency balances maintained during each period.

Liquidity and Capital Resources

Through September 30, 2013, we funded our operations through the private placement of preferred stock and convertible debt securities and the public offering of our common stock. As of September 30, 2013, we have received $75.5 million in net proceeds from the issuance of convertible preferred stock, $27.9 million through the issuance of convertible promissory notes, $458.4 million in net proceeds from the issuance of common stock and $2.9 million in proceeds from stock option exercises. The outstanding principal amount and all accrued and unpaid interest associated with the convertible promissory notes were converted into shares of our common stock immediately prior to the closing of our initial public offering at the initial public offering price of $13.00 per share, in November 2011. As of September 30, 2013, we had cash and cash equivalents totaling $356.6 million.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash used in operating activities	$(47,878)	$(46,751)
Net cash provided by (used in) investing activities	(80)	962
Net cash provided by financing activities	260,474	70,018
Effect of exchange rate changes on cash and cash equivalents	11	14
Net increase in cash and cash equivalents	$212,527	$24,243

Operating Activities

The cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The cash used in operating activities for all periods reflects the continued development of our product candidates as described in “Results of Operations” above.

Investing Activities

The cash provided by (used in) investing activities for all periods primarily reflects the maturities and sales of available for sale securities, offset by the purchase of property and equipment. The decrease of $1.0 million in cash provided by (used in) investing activities for the nine months ended September 30, 2013 compared to the prior year’s respective period was due to a reduction in available for sale security sales and maturities of $2.0 million, offset by a decrease of $1.0 million used for the purchase of property and equipment.

Financing Activities

The cash provided by financing activities for the nine months ended September 30, 2013 represents the receipt of $1.4 million in proceeds from the exercise of stock options and employee stock purchase plan and the receipt of $259.1 million in net proceeds from the sale of our common stock in June 2013. The cash provided by financing activities for the nine months ended September 30, 2012 reflects the receipt of $70.0 million in net proceeds from the sale of our common stock in April 2012.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2013, we had cash and cash equivalents of $356.6 million, consisting of bank demand deposits and money market funds that primarily invest in U.S. government obligations. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs, investigational sites, and contract manufacturers globally. We may be subject to fluctuations in foreign currency rates in connection with these agreements. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2013 and December 31, 2012, approximately 11% and 26%, respectively, of our total liabilities were denominated in currencies other than our functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of September 30, 2013 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2013, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2012, except as described in the updated risk factor provided below. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the oncology market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Tarceva®, Iressa®, and Gilotrif™ (afatanib) are three of the currently approved drugs that are used to treat EGFR mutant NSCLC, and in addition, we are aware of four products in development targeting EGFR for the treatment of NSCLC: Pfizer’s PF-299804 (dacomitinib), Ariad’s AP26113, Taiho’s TAS-2913, and Hanmi Pharmaceutical’s HM61713. In addition, AstraZeneca is developing AZD9291, which has been shown to have activity against both the activating EGFR mutations, as well as the T790M resistance mutation targeted by CO-1686. Also, we believe the products in development targeting the PARP pathway consist of Abbott’s ABT-888 (velaparib), Tesaro, Inc.’s niraparib, Eisai’s E-7016, Teva’s CEP-9722, Biomarin’s BMN-673, and AstraZeneca’s olaprib.

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

As of September 30, 2013, we had used $115.9 million of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes. The remainder of the proceeds have been invested into money market funds.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(1)	Clovis Oncology Inc. Investor Rights Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and certain investors named therein.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

Exhibit Number	Exhibit Description
10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.21+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.22+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.23+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.24+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.25+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.26+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.27+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.28+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.29+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.30+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2013	CLOVIS ONCOLOGY, INC.

	By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ Erle T. Mast
Erle T. Mast
Executive Vice President and Chief Financial Officer