Form 10-K
period 2013-12-31
Clovis Oncology, Inc.
filed 2014-02-28
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2013.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 28, 2013, the last business day of the registrant’s most recently completed second quarter, was approximately $1,142,384,959 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date of $66.98 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 24, 2014 was 33,899,587.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2014 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We currently have three clinical development programs in process: CO-1686, an oral epidermal growth factor receptor (EGFR), mutant-selective covalent inhibitor that is currently the subject of a development program for the treatment of non-small cell lung cancer (NSCLC), in patients with activating EGFR mutations, as well as the primary resistance mutation, T790M; rucaparib, an oral inhibitor of poly (ADP-ribose) polymerase (PARP), currently the subject of development programs for ovarian and pancreatic cancer patients with BRCA mutations and other DNA repair deficiencies; and lastly, lucitanib, an oral, potent inhibitor of the tyrosine kinase activity of fibroblast growth factor receptors 1 and 2, or FGFR1-2, vascular endothelial growth factor receptors 1-3, or VEGFR1-3, and platelet-derived growth factor receptors alpha and beta, or PDGFRa-ß, currently the subject of development programs for selected breast and lung cancer patients. We hold global development and commercialization rights for CO-1686 and rucaparib. For lucitanib, we hold development and commercialization rights in the U.S. and Japan and have sublicensed rights to Europe and rest-of-world (ROW) markets (excluding China) to Les Laboratoires Servier.

We have built our organization to support innovative oncology drug development for the treatment of specific subsets of cancer populations. To implement our strategy, we have assembled an experienced team with core competencies in global clinical development and regulatory operations in oncology, as well as conducting collaborative relationships with companies specializing in companion diagnostic development. As our product candidates mature, we intend to build our own commercial organizations in the U.S. and Europe and identify partners and local distributors in other markets.

Traditionally, most anti-cancer drug therapies typically addressed cancers within a specific organ as a single disease as opposed to a collection of different disease subtypes, often resulting in poor response rates and limited effect on patient outcomes. We believe the oncology community is increasingly recognizing that tumors in a particular organ have unique pathologic and molecular characteristics that may warrant different treatment strategies. By better understanding differences in tumor biology and underlying disease pathways, researchers are identifying biomarkers to guide development of targeted oncology therapies with streamlined clinical trials, stratified patient populations and improved patient outcomes. We believe that targeted therapies and companion diagnostics directed to specific patient populations in the treatment of cancers will ultimately lead to improved diagnosis and outcomes.

Our Strategy

Our strategy is to acquire, develop, and commercialize innovative anti-cancer agents in the United States, Europe and additional international markets in oncology indications with significant unmet medical need. The critical components of our business strategy include the following:

•	Focus on oncology. The oncology market is characterized by a number of disorders with high rates of recurrence and a limited response from current therapies or treatments. Many of these therapies include severe side effects. New oncology product candidates addressing unmet medical needs or providing superior safety profiles are frequently the subject of expedited regulatory reviews and, if approved, can experience rapid adoption rates. We believe that the increasing role of targeted therapies and companion diagnostics to identify selected patient subsets in oncology presents the potential for improved patient outcomes.

•	Focus on compounds where improved outcomes are associated with specific biomarkers. Our licensing strategy to date has been to prioritize opportunities in which a strong biological hypothesis has been established linking a specific characteristic or biological state of a cell, or biomarker, with improved outcomes for the product candidate. As evidenced by the proliferation of studies focused on the biomarkers of specific cancers, significant progress has been made over the last several years in the identification of molecular targets and pathways that more narrowly specify the causes of cancer and the variation in responses to different therapies experienced by patient subsets with a particular cancer or tumor type. In certain cases, the underlying science has progressed to the point that subset patient populations deriving little or no benefit from existing therapies can be identified and targeted by newly-developed therapies, such as our product candidates. We believe that the identification of such subsets and the correlation of their specific characteristics to the drug under development should increase the clinical benefit to targeted patients and the probability of success in our clinical trials. Such patient identification should also enable us to design clinical trials that may be completed more rapidly than has traditionally been the case, and, if successful, to achieve clinical outcomes for the targeted group that are sufficiently attractive to support the risk/benefit metrics of healthcare payors.

•	Combine companion diagnostics with drug development efforts to realize superior clinical outcomes. A companion diagnostic is a test or measurement intended to assist physicians in making treatment decisions for their patients. Companion diagnostics do so by identifying the presence of biomarkers, and physicians use this information to select a specific drug or treatment to which their patient will most likely respond. Our development strategy is based on the premise that we can utilize effective companion diagnostics to identify different subsets of patients who we believe will uniquely benefit from our product candidates. We are partnering to develop these companion diagnostics for use in the clinical development and ultimate commercial utilization of our product candidates. We select from among all available diagnostic technologies when choosing a partner for our programs under development. This flexibility allows us to choose the most appropriate partner and diagnostic platform for each program under development and affords us the best chance of clinical success. We have partnered with experienced diagnostic companies that we believe have the ability and commitment to gain the required regulatory approvals and support global commercialization for these companion diagnostics.

•	Manage and control global development activities and regulatory operations. We believe our development and regulatory experience enables us to devise time- and cost-efficient strategies to develop and obtain regulatory approvals for new drugs, and to identify the regulatory pathway that allows us to get a product candidate to market as quickly as possible. Unlike many early-stage biotechnology and pharmaceutical companies that have development or regulatory capabilities only in the country in which they are located, we have assembled an experienced team with a successful track record at managing global clinical development activities, and possesses multinational expertise in obtaining regulatory approvals for new drugs and in maintaining compliance with the regulations governing the sales, marketing and distribution of pharmaceutical products. We manage critical functions in house, including clinical development, biostatistics, pharmaceutical development, molecular diagnostics and clinical and regulatory operations, and we outsource certain activities where economically and strategically appropriate.

•	Seek and maintain the broadest commercial rights. We believe we can build our own commercial organizations in the major U.S. and European pharmaceutical markets as well as develop certain key partners and a network of third-party distributors in other markets around the world. We believe there are a relatively small number of oncologists practicing in each of the major pharmaceutical markets and an even smaller number of oncology opinion leaders who significantly influence the types of drugs prescribed in cancer therapy. We therefore believe that we can effectively reach the oncology markets with a relatively small sales and marketing organization focused on these physicians and oncology opinion leaders. As a result, we plan to build commercial organizations in the U.S. and Europe and develop partnerships and a network of third-party distributors for commercialization activities in markets outside of the U.S. and Europe. By developing the U.S and European markets, working with select partners and managing our third-party distributor network, we believe we can best ensure uniform marketing programs and consistent product positioning, pricing and labeling.

Product Candidates

We are developing each of our product candidates for selected patient subsets and collaborating with partners for companion diagnostic development. The following table summarizes the status of our pipeline:

CO-1686 - an Oral EGFR Mutant-Selective Inhibitor

Overview

CO-1686 is a novel, oral, small molecule selective covalent inhibitor of the cancer-causing mutant forms of EGFR for the treatment of NSCLC. Because CO-1686 targets both the initial activating EGFR mutations as well as the primary resistance mutation, T790M, it has the potential to treat NSCLC patients with EGFR mutations both as a first-line or second- or later-line therapy. According to a study published in Clinical Cancer Research in 2008, EGFR initiating activating mutations occur in approximately 10% to 15% of NSCLC cases in Caucasian patients and approximately 30% to 35% of NSCLC cases in East Asian patients. Based on multiple published reports, including a study in Clinical Cancer Research in 2013, following treatment with Tarceva® (erlotinib) or Iressa® (gefitinib), approximately 60% of these patients experience disease progression due to the emergence of a secondary “gatekeeper” EGFR mutation known as T790M. We in-licensed CO-1686 in May 2010 from Avila Therapeutics, Inc., a biotechnology company acquired by Celgene Corporation in March 2012.

Market Overview: Resistance to EGFR Tyrosine Kinase Inhibitors, or TKIs, Represents an Unmet Medical Need

Lung Cancer and EGFR TKIs. According to the American Cancer Society, there were an estimated 228,000 new cases of lung cancer in the United States in 2013, making it the most common type of cancer. In addition, according to Cancer Research UK, there are an estimated 288,000 new cases of lung cancer in the European Union each year and, according to a white paper entitled “Cancer White Paper—Incidence/Death/Prognosis—2004” (Shinoharashinsha Inc.), there are an estimated 85,000 new cases in Japan each year. Lung cancer typically presents relatively late in its clinical course, when locally-directed therapy (surgery and radiation) is not curative.

Lung cancer is typically divided into two groups based upon the histologic appearance of the tumor cells (small cell and non-small cell lung cancer), each of which is treated with distinct chemotherapeutic approaches. According to the American Cancer Society, NSCLC accounts for approximately 85% of lung cancer cases, and can be subdivided into further histologic subsets, with adenocarcinoma, bronchioalveolar, squamous cell, anaplastic and large cell being the most common. Until recently, treatment was similar for all of these subsets. The standard of care for treatment of advanced or metastatic NSCLC has historically been a cytotoxic chemotherapy doublet of platinum plus paclitaxel. In the last few years, specifically for non-squamous cell, a subset of NSCLC patients, Avastin ® (bevacizumab) has been shown to prolong survival when added to the chemotherapy doublet, and Alimta ® (pemetrexed) has replaced paclitaxel on the basis of improved tolerability and ease of administration. Despite these additions, patients with locally advanced or metastatic NSCLC have five-year survival rates of just 26% and 4%, respectively, according to the Survival Epidemiology and End Results program of the National Cancer Institute.

Approximately 10 years ago, small molecule inhibitors of the tyrosine kinase activity of EGFR were introduced into the treatment of lung cancer. The growth-promoting EGFR was known to be frequently expressed on lung cancer cells, often at high levels, and preclinical work had suggested that EGFR TKIs, such as gefitinib and erlotinib, could provide effective cancer therapy in certain patient subsets. Iressa ® (gefitinib) and Tarceva ® (erlotinib) were approved by the FDA in 2003 and 2004, respectively, for patients who had failed to respond to conventional chemotherapy.

In 2004, it was discovered that the subset of NSCLC patients who experienced dramatic clinical responses to EGFR TKIs had activating mutations in the EGFR gene in their lung cancer tissue, typically either a point mutation in exon 21 (L858R) or a deletion mutation in exon 19 (del(19)). It became clear that the EGFR TKIs potently inhibited the mutant EGFR proteins, switching off their activity and causing dramatic tumor shrinkage in patients. This is an example of “oncogene addiction,” whereby a single gene mutation (EGFR in this case) is absolutely necessary for the proliferation and/or survival of a tumor cell. A corollary of this situation is that inhibition of that single gene product (in this case with TKIs) is therapeutic and drives tumor shrinkage. It was subsequently shown in a study conducted by Jeffrey A. Engelman, et al. published in Clinical Cancer Research in 2008 that EGFR mutations generate tumors with adenocarcinoma histology, and are found in approximately 10 to 15% of Caucasian NSCLC patients and 30 to 35% of East Asian NSCLC patients.

The original approvals of the TKIs made no reference to patient selection, but these more recent data have suggested that the majority, if not all, of their therapeutic benefit can be attributed to the subset of patients with activating EGFR mutations. During 2013 the FDA approved both Gilotrif TM (afatinib) and expanded the label for Tarceva® (erlotinib) for the first-line treatment of patients with metastatic non-small cell lung cancer whose tumors have activating EGFR mutations as detected by FDA-approved tests.

Resistance to EGFR TKIs. Despite the success of TKIs in patients with mutant EGFR-related NSCLC, most patients’ disease will progress, typically after approximately one year of therapy. Molecular studies have shown that approximately 60% of the resistant tumors carry a second, acquired resistance mutation in the EGFR gene. This resistance mutation is a specific change in the type of amino acid located at position 790 in the EGFR protein, called a “T790M” mutation. As a consequence of this switch, the three-dimensional structure of the TKI binding site changes and the EGFR becomes resistant to TKI therapy. This T790M mutation is also called the “gatekeeper” mutation because of its strategically important position in the EGFR protein.

An early approach to therapy for this important resistance mutation was to develop covalent inhibitors, drugs that bind irreversibly through a covalent bond to their receptor target, and permanently inactivate it. There is a specific location on the EGFR protein, a cysteine residue, that is close to the protein’s active site, and is where most covalent drugs bind to in order to achieve their inhibitory effect. Both GilotrifTM (afatinib), which was approved in 2013, and dacomitinib, which is currently the subject of Phase 3 clinical studies, bind to this cysteine residue in EGFR, and are referred to as “second-generation” TKIs. Both drugs have been tested in patients with the T790M mutation in their EGFR, but no clinical responses have been reported to date. We believe the likely explanation for this effect is that these drugs are extremely potent inhibitors of the normal form of the EGFR, and cause very substantial toxicity in the skin (rash) and intestine (diarrhea) which limits dosing significantly. Patients appear to be unable to tolerate the dose of drug needed to inhibit the T790M mutant EGFR in a lung tumor. Consequently, at present, patients who develop TKI resistance receive standard cytotoxic chemotherapy that carries toxicity and only modest palliative efficacy, and all patients will ultimately succumb to their disease. Thus, patients with mutant EGFR-related NSCLC who also carry the T790M mutation represent a defined subset of patients with a clear unmet medical need.

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

Preclinical Development

CO-1686 has demonstrated up to 200-fold greater binding selectivity for EGFR activating mutations and the T790M resistance mutation relative to the normal receptor when evaluated in vitro. Binding to normal EGFR can cause significant side effects, such as rash and diarrhea, which have been observed upon treatment with first- and second-generation EGFR inhibitors. Furthermore, experiments have been conducted in which human tumor tissue or cells have been implanted in mice or rats. These experiments, known as xenograft models, have demonstrated that CO-1686 can lead to tumor regression in several relevant models of EGFR-driven lung cancer tumors. The H1975 model employs tumors that contain both the L858R activating EGFR mutation and the T790M resistance mutation. This model represents EGFR-driven NSCLC that is resistant to first generation TKIs such as erlotinib and gefitinib. Use of CO-1686 in this model demonstrated a dose response with drug activity at doses of 30mg/kg and greater activity at doses of 100mg/kg. In addition, because CO-1686 was designed to spare the normal EGFR receptor, the drug was well tolerated at all dose levels with no apparent body weight loss in the mice, which is a surrogate measure for intestinal toxicity. We also tested CO-1686 using the PC-9 front-line model, which employs tumors that contain the activating mutation known as del(19), a deletion mutation in exon 19 of the EGFR gene. This model represents EGFR-driven NSCLC sensitive to currently-approved first-line TKIs including erlotinib, gefitinib and afatinib. Use of CO-1686 in this model demonstrated a response with anti-tumor activity at doses of 150mg/kg BID superior to those treated with erlotinib at doses of 50mg/kg QD. In addition, CO-1686 was well tolerated with no apparent body weight loss in the mice.

Clinical Development

Based on the results of our preclinical development, we have designed an accelerated clinical development program for CO-1686, and if successful, our goal is to file an NDA for an initial indication in late 2015. We intend to pursue the development of CO-1686 as both a second-line or later treatment for EGFR-mutated NSCLC patients who become resistant to TKIs due to the emergence of the T790M mutation, and potentially, as a first-line treatment for EGFR-mutated NSCLC. We initiated our first Phase 1/2 study of CO-1686 in the U.S. and Europe in the first quarter of 2012. Data from this study is being used to determine the tolerability and pharmacokinetics of CO-1686, as well as provide initial evidence of efficacy in selected NSCLC patients.

During the second half of 2013 we transitioned to a hydrobromide salt tablet formulation of CO-1686, from the initial freebase capsule formulation of CO-1686. The hydrobromide salt formulation has demonstrated much better exposure levels and reduced variability as compared to the freebase formulation, and as expected, the human dose of the salt formulation is lower than that with the freebase formulation. All patients remaining on drug in the Phase 1 study have transitioned to the salt formulation.

Initial data from the Phase 1 study presented at medical conferences during 2013 demonstrated encouraging clinical activity and safety, with partial responses observed in six of nine evaluable heavily-pretreated T790M-positive patients dosed at 900mg BID of the original freebase formulation of CO-1686, which represents a 67 percent objective response rate. Eight of the nine evaluable patients, or 89 percent, experienced tumor shrinkage greater than 10 percent. Fifty-six patients had been treated with CO-1686 at the end of October 2013, with no evidence of systemic wild-type EGFR-driven toxicities such as rash. Dose escalation of CO-1686 continued following the transition to the hydrobromide salt formulation. We are now currently enrolling the planned Phase 2 expansion cohorts of the study. These cohorts will test the efficacy of CO-1686 in T790M-positive NSCLC patients immediately after progression on their first and only TKI therapy, as well as in T790M-positive NSCLC patients who have progressed on their second or later TKI therapy of subsequent chemotherapy.

In addition, during the first half of 2014, we expect to commence three global registration studies under the TIGER (Third-generation Inhibitor of mutant EGFR in Lung CancER) program: TIGER2 in T790M-positive second-line patients immediately after progression on their first and only TKI therapy; TIGER3 in later-line patients progressing on second or later TKI or subsequent chemotherapy; and TIGER1, a randomized Phase 2/3 study of CO-1686 vs. erlotinib in EGFR mutation-positive patients who have not had TKI therapy, but who may have received one type of chemotherapy. The primary endpoints of TIGER2 and TIGER3 will be objective response rate. Pending positive data from these studies, we expect to submit an NDA for second-line or later therapy to the FDA in late 2015. If the data from the Phase 2 portion of the TIGER1 study are positive, we intend to transition into the Phase 3 portion of the study to evaluate CO-1686 as a first-line therapy for NSCLC patients with activating mutations of EGFR, with progression-free survival as the primary endpoint of the study.

Concurrent with our drug development program, we are collaborating with QIAGEN for the development of a companion diagnostic to enable identification of the T790M mutation in patients with mutant EGFR driven NSCLC. The PCR-based diagnostic test will build on QIAGEN’s therascreen® EGFR RGQ PCR Kit, which was approved by the FDA in July 2013 as a companion diagnostic used in the treatment of metastatic NSCLC patients whose tumors have certain EGFR mutations. Analytical performance of the therascreen EGFR test has been established for 21 EGFR mutations, including T790M. The diagnostic is being developed in parallel with the clinical development of CO-1686, with the goal of filing a Premarket Approval Application (PMA) with the FDA in a time frame that would allow for regulatory approval of the companion diagnostic at substantially the same time that CO-1686 would be approved.

Rucaparib - a PARP Inhibitor

Overview

Rucaparib is a novel, oral, small molecule poly (ADP-ribose) polymerase, or PARP, inhibitor that is currently being explored in Phase 2 and 3 clinical trials for ovarian cancer patients with BRCA mutations and other DNA repair deficiencies, as well as a planned Phase 2 clinical trial in pancreatic cancer patients with BRCA mutations that is expected to begin during the first half of 2014. We in-licensed rucaparib from Pfizer Inc. in June 2011.

Data from a Phase 1 study of rucaparib presented at medical conferences during 2013 demonstrated meaningful clinical activity and safety, with eight objective responses reported in BRCA-mutant ovarian, breast and pancreatic cancer patients. At the time of the final presentation of data in 2013, 70% of ovarian cancer patients with BRCA mutations treated with rucaparib achieved disease control as defined by a complete response, a partial response, or stable disease for greater than 24 weeks. These data also demonstrated that rucaparib is well-tolerated at the recommended Phase 2 dose of 600mg BID, which is important for a drug intended to be used in a maintenance setting.

Rucaparib is currently the subject of several clinical studies, including the ARIEL (Assessment of Rucaparib In Ovarian CancEr TriaL) program, which includes the Phase 2 ARIEL2 study and the Phase 3 ARIEL3 study, both in platinum-sensitive ovarian cancer patients. ARIEL2 is a single-arm, open label study designed to identify tumor characteristics that predict sensitivity to rucaparib using DNA sequencing to evaluate each patient’s tumor. The ARIEL3 pivotal study is a randomized, double-blind study comparing the effects of rucaparib against placebo and evaluate whether rucaparib given as a maintenance therapy can extend the period of time for which the disease is controlled after a positive outcome with platinum-based chemotherapy. In addition, a Phase 2 study is underway in the U.S. and U.K. to assess efficacy of rucaparib in patients with ovarian cancer, including in patients with hereditary, or germ-line, mutations in BRCA genes. During the first half of 2014 we plan to initiate a Phase 2 study of rucaparib in pancreatic cancer patients with BRCA mutations, given the reported presence of germ-line BRCA mutations in various pancreatic cancer patient populations and the clinical responses demonstrated in such patients in our Phase 1 study.

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

Synthetic Lethality

A large advance in the field came when it was recognized that germ-line mutations in the BRCA genes (BRCA1 and BRCA2, two tumor suppressor genes) were associated both with high rates of breast and ovarian cancer in female mutant gene carriers, and also impaired the ability of cells to repair DNA damage. BRCA gene products were shown to be key mediators of DNA repair. The notion was that advanced treatment of BRCA-defective cells with PARP inhibitors could lead to a disabling blow against a tumor cell’s ability to repair DNA and could induce apoptosis. This phenomenon was termed “synthetic lethality” and was demonstrated in humans in a study conducted by Peter C. Fong, M.D. et al., published in the New England Journal of Medicine in 2009, as evidenced by women with advanced breast and ovarian cancer and germ-line BRCA mutations experiencing objective tumor responses when treated with monotherapy PARP inhibitors.

Germ-line and somatic BRCA mutations are a minority subset of all breast and ovarian cancers, representing approximately 20-25% of those cancers. The hypothesis that some tumors might have defective DNA repair function for reasons other than germ-line (hereditary) or somatic (acquired) gene mutation has also been explored. This notion has been called “BRCA-ness”. Subsequent work has shown that BRCA-ness exists, and that cancer patients with normal BRCA genes can respond to monotherapy with PARP inhibitors. Work is underway to identify a molecular signature for “BRCA-ness” that could enable patient selection for therapy. As a complement to the work to identify a BRCA-ness signature, clinical criteria have been developed to identify patients likely to respond to PARP inhibitors. If the notion of synthetic lethality is accepted, then PARP inhibitors should work well in patients with pre-existing defective DNA repair in their tumors. Defective DNA repair in a tumor would likely mean that the tumor is responsive to DNA-damaging chemotherapy, since the therapeutic DNA damage that triggers apoptosis cannot be effectively repaired by the tumor cell. Platinum chemotherapy drugs are a good example of one such DNA-damaging agent. To examine the hypothesis that platinum-sensitive tumors will respond to PARP inhibition, ovarian cancer patients have recently been studied since ovarian cancer typically responds well to initial platinum-based chemotherapy, although relapses are expected after several months. Data from a study conducted by Jonathan Ledermann, M.D., et al., published in the New England Journal of Medicine in 2012 demonstrated that in women with advanced high-grade serous ovarian cancer (HGSOC) who have responded twice to platinum chemotherapy, maintenance therapy with an oral PARP inhibitor approximately doubled the time until disease progression versus a placebo-treated arm. According to the National Cancer Institute, there are approximately 22,000 new cases of ovarian cancer each year, and according to Cancer: Principles and Practice of Oncology (7th Edition, 2005), HGSOC accounts for approximately 90% of ovarian cancers.

Rucaparib Development Strategy

Based upon the basic science observations and clinical data for PARP inhibitors described above, we intend to initially develop rucaparib as a monotherapy treatment for ovarian cancer patients with BRCA mutations or other DNA repair deficiencies. This development approach requires a patient selection strategy, and we have entered into a collaboration with Foundation Medicine, Inc. to develop a companion diagnostic for rucaparib. The goal of the collaboration is to develop an in-vitro diagnostic to identify biomarkers to select cancer patients most likely to respond to rucaparib, more specifically, to identify the genetic mutations in addition to those in germ-line and somatic BRCA that are associated with defective DNA repair that may define appropriate tumor targets for rucaparib. If successful, this work has the potential to increase the percentage of HGSOC patients eligible for rucaparib therapy from the approximately 20-25% typically found to have germ-line or somatic BRCA mutations to an estimated 40-50% who have certain DNA repair deficiencies, also known as homologous recombination deficiencies (HRD), caused by somatic mutations in a variety of genes.

In 2011, we commenced a Phase 1/2 study for rucaparib with the objective of identifying the optimal monotherapy dose and schedule. We have identified the recommended Phase 2 dose of 600mg BID, and have initiated the Phase 2 portion of the study to enroll ovarian cancer patients with a germ-line BRCA mutation to assess the efficacy of rucaparib in this patient population.

Based on data from this study, we initiated the ARIEL (Assessment of Rucaparib in Ovarian Cancer Trial) clinical development program in the second half of 2013, consisting of two studies of platinum-sensitive high-grade serous ovarian cancer patients. ARIEL2 is a single-arm, open-label study designed to identify tumor characteristics that predict sensitivity to rucaparib. Both archived and current tumor samples are collected from patients and DNA sequenced. The patients’ response to rucaparib will be assessed and those clinical responses will be correlated to patient genotypes, including germ-line BRCA mutant, somatic BRCA mutant, and other non-BRCA mutations identified through the genetic diagnostic sequencing. These data will be utilized to inform the definition of HRD for our ARIEL3 pivotal study, which initiated in late 2013.

In the ARIEL3 Phase 3 pivotal study, rucaparib is being evaluated as maintenance therapy for patients who have responded to platinum-based therapy and in their most recent therapy, demonstrated a complete or partial response. Patients are randomized to receive either placebo or rucaparib and the primary endpoint of the study is progression-free survival (PFS). The primary efficacy analysis will evaluate the following subgroups, in an ordered step-down procedure: mutant BRCA patients; all HRD patients (including BRCA and non-BRCA); and all patients.

In addition, during the first half of 2014 we intend to initiate a Phase 2 study of rucaparib in pancreatic cancer patients with BRCA mutations following treatment with chemotherapy. Data published in the Journal of Clinical Oncology in 2009 by Christina Ferrone suggests BRCA mutations are fairly common in pancreatic ductal carcinoma, with mutation rates of 5 to 20% reported in different studies referenced in the publication. An objective response of 52% tumor shrinkage was observed in a pancreatic cancer patient with a germ-line BRCA mutation after rapid progression on FOLFIRINOX in the Phase 1 portion of our Phase 1/2 study. This open-label study will be conducted with a primary endpoint of overall response rate (ORR). Assuming a compelling ORR and benefit-risk profile, we expect there is potential for an accelerated approval for this indication.

Lucitanib – a FGFR, VEGFR and PDGFR Inhibitor

Overview

Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of fibroblast growth factor receptors 1 and 2 (FGFR1-2), vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3) and platelet-derived growth factor receptors alpha and beta (PDGFRa-ß). We obtained rights to lucitanib through our acquisition of Ethical Oncology Science S.p.A. (EOS) in November 2013, which had in-licensed exclusive development and commercial rights to lucitanib on a global basis, excluding China, from Advenchen Laboratories LLC in 2008. EOS, in turn, sublicensed lucitanib rights to markets outside of the U.S. and Japan to Les Laboratoires Servier (Servier) in 2012. We hold exclusive rights for lucitanib in the U.S. and Japan, and we are collaborating with Servier on the global clinical development of lucitanib.

In a Phase 1/2a clinical study, lucitanib demonstrated multiple objective responses in FGFR1 gene-amplified breast cancer patients, as well as in patients with tumors often sensitive to VEGFR inhibitors, such as renal cell and thyroid cancer. FGFR amplification is common in a number of tumor types, including breast cancer and squamous NSCLC, and we intend to study lucitanib in these cancers as well as other solid tumors exhibiting FGFR pathway activation. A broad Phase 2 development program is being initiated by us and Servier in advanced breast cancer and squamous NSCLC.

FGF, VEGF and PDGF

Fibroblast growth factors (FGFs) are involved in cancer cell proliferation and new blood vessel formation. FGFs are a family of related extracellular proteins that normally regulate cell proliferation and survival in humans. They act by binding to and activating FGF receptors, or FGFRs, which are cell surface proteins that transmit growth signals to cells. Certain FGFs promote growth of multiple solid tumors by binding and activating FGFRs.

The FGF family consists of 22 known proteins called ligands that exert their physiological effect on cells by binding to four FGFRs (FGFR1, 2, 3 and 4). Some tumors contain an excessive number of FGFR1 gene copies, generated by a process called gene amplification. Amplification of the FGFR1 gene results in excess production, or the over-expression, of FGFR1 protein on the surface of the tumor cell. The over-expression of FGFR1 on the tumor cell surface leads to an increased binding of FGF ligands, which stimulate uncontrolled proliferation of some types of tumor cells.

In addition to FGFR1 gene amplification, certain tumors contain an excessive number of gene copies encoding FGF ligands 3, 4, and 19. Because these genes are located together on chromosome 11, amplification of FGF 3, 4, and 19 is commonly referred to as 11q amplification. The amplification of these genes in the tumor cell has the potential to increase FGFR activation and tumor growth.

Tumors with a relatively high incidence of FGFR1 and/or 11q gene amplification include breast cancer (10-24%), squamous NSCLC (17-34%), and head and neck cancers (9-35%). In addition, FGFR1/2 gene amplification/mutation is also observed at a frequency of 3-19% in a wide range of cancer indications including sarcoma, ovarian cancer, adenocarcinoma of the lung, bladder cancer, colorectal cancer and endometrial cancer.

The FGFR signaling pathway can also be activated in tumors by the mutation of genes encoding the FGF receptors. FGFR gene mutation alters the structure of the FGF receptor on the cell surface in such a manner as to trigger FGFR signaling in the absence of ligand binding, thereby stimulating uncontrolled cancer cell growth. In addition, some FGFs can promote tumor growth through the formation of new blood vessels in tumors in a process known as angiogenesis.

In concert with FGFs, VEGFs and PDGFs are also involved in the formation of new blood vessels in tumors. The VEGFs are a family of related extracellular proteins that normally regulate blood and lymphatic vessel development in humans. They act by binding to and activating VEGF receptors, which are cell surface proteins that transmit growth signals to specific cells that are involved in the development of new blood vessels. Certain VEGFs promote growth of multiple solid tumors by stimulating the formation of new blood vessels to feed the tumor and allow it to grow and metastasize. Tumors produce an excessive amount of VEGF. This results in excess VEGFR signaling and the formation of new blood vessels within the tumor. By triggering angiogenesis, cancerous cells can fuel their metabolic needs and direct their own uncontrolled cell division. The PDGF family consists of five different isoforms of PDGF ligand that bind to and activate cellular responses through two different receptors (PDGFRa/ß). In tumors, PDGF signaling plays a diverse role in many aspects of tumor development promoting cell proliferation, invasion, migration, and angiogenesis. As with the FGFR1/2 family, amplification and/or mutation of the gene encoding the PDGFRa receptor is observed in a wide range of cancers including NSCLC, an aggressive form of brain cancer called glioblastoma and a cancer of the gastrointestinal tract known as gastrointestinal stromal tumors. Cancers associated with PDGFRa gene amplification/mutation result in continual activation of the PDGF signaling pathway leading to uncontrolled cell division. The FGF, VEGF and PDGF ligands that cause angiogenesis are often present in a wide range of cancer indications, including a type of kidney cancer called renal cell carcinoma, a type of liver cancer called hepatocellular carcinoma, gastric cancer, head and neck cancers, and other solid tumors.

As an inhibitor of FGFR1-2, VEGFR1-3 and PDGFRa/ß, and the role that each of these receptor kinases plays in tumor progression and metastasis formation, lucitanib has the potential benefit of targeting three relevant pro-angiogenic growth factors in targeted patient populations identified by molecular markers.

Clinical Development of Lucitanib

The first-in-man clinical trial of lucitanib was initiated in Europe in July 2010 and is currently ongoing. The initial trial is an open-label, dose-escalation, Phase 1/2a study to determine the maximum tolerated dose (MTD), recommended dose, efficacy, pharmacokinetics and pharmacodynamics of oral lucitanib in adult patients with advanced solid tumors. The dose escalation phase started at 5mg once per day (QD) and went to 30mg QD. 20mg QD was identified as the MTD using a standard dose limiting toxicity (DLT) window definition, but in the heavily pre-treated study population dose reductions because of toxicity were frequent and, therefore, 15mg QD has been adopted as a starting dose in the ongoing Phase 2 study. Overall, the toxicity profile observed to date is consistent with what was expected from preclinical studies, with hypertension, proteinuria and subclinical hypothyroidism requiring supplementation being commonly observed. Other common treatment-related events include asthenia and gastrointestinal symptoms (diarrhea, abdominal pain, nausea and vomiting). Subsequent to MTD identification, a dose expansion phase was initiated in defined populations expected to derive benefit from lucitanib. These patients were either FGFR or 11q amplified or angiogenesis inhibitor-sensitive patients. Six of twelve FGF-aberrant breast cancer patients achieved RECIST partial responses with additional responses seen across other tumor types. Median PFS for these heavily pre-treated breast cancer patients (median of 6 prior lines of therapy) was 9.4 months.

The clinical data generated to date for lucitanib demonstrate proof of concept with objective responses commonly seen in FGFR1-amplified breast cancer patients, a target population where we believe pure FGFR inhibitors, pure VEGFR inhibitors and pure PDGFR inhibitors have historically had limited activity and utility.

In squamous lung cancer where FGFR-1 gene amplification is common, VEGFR has been validated clinically as a relevant therapeutic target, but FGFR inhibitors have shown only sporadic responses, thus suggesting a development opportunity for lucitanib, which meaningfully attacks both targets.

Development Strategy

Based on the initial signals of activity and safety described above, a Phase 2 program is being initiated to explore lucitanib as monotherapy in advanced breast cancer and squamous NSCLC. This includes two Clovis-sponsored studies: U.S. study in treatment-refractory FGF-aberrant breast cancer, and a global study in FGFR-1 amplified metastatic squamous NSCLC, both of which we expect to initiate during the first half of 2014. The U.S. breast cancer study will stratify patients according to FGF status (FGFR-1 amplified vs. 11q amplified) and randomize patients to receive either a 15mg or 10mg dose of lucitanib to identify the optimal dose regimen for lucitanib, with PFS as the primary endpoint. In addition, a global single-arm Phase 2 study in patients with squamous NSCLC will evaluate objective response rate in these patients and the role of FGFR-1 amplification. In parallel with planned studies we are sponsoring, Servier initiated a Phase 2 study of lucitanib monotherapy in patients with advanced breast cancer initiated in the fourth quarter of 2013. This ex-US study, known as FINESSE, is expected to enroll approximately 120 patients into 3 cohorts of 40 patients each: (1) FGFR-1 amplified, (2) 11q amplified, and (3) neither FGFR-1 nor 11q amplified. This study seeks to determine whether the activity of lucitanib is limited to a biomarker-defined population of breast cancer tumors with FGF-aberrations or if a more broadly defined population may benefit. Servier is also initiating a Phase 1b study, known as INES, to evaluate safety of lucitanib combined with fulvestrant, an estrogen receptor antagonist, in advanced breast cancer patients.

If these Phase 2 and Phase 1b combination studies are successfully completed, and assuming confirmation of the activity observed to date, we intend to pursue future development of lucitanib as monotherapy and/or in combination with estrogen antagonists, most likely in FGF-aberrant treatment refractory breast cancer. Other potential indications we may consider include squamous NSCLC, gastric, hepatocellular cancer and other solid tumors with FGF-aberrancies.

Clinical development of lucitanib in patients with FGF-aberrant tumors will be accompanied by development of a diagnostic test designed to identify a selected patient population we believe to be the most likely to benefit. In the current Phase 1b and Phase 2 trial of lucitanib, Servier is using a third-party central lab to test tumor samples from prospective subjects to identify those with FGFR-1 gene-amplified tumors. We intend to collaborate with a partner to develop a companion diagnostic for lucitanib.

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

CO-1686 Competition

Tarceva®, Iressa® and GilotrifTM are currently approved drugs for the treatment of first-line EGFR-mutant NSCLC. In addition, we are aware of six products in development targeting cancer-causing mutant forms of the epidermal growth factor receptor (EGFR), for the treatment of NSCLC patients. These products include Pfizer’s PF-299804 (dacomitinib), currently in Phase 3 trials, AstraZeneca’s AZD9291, currently in Phase 1 trials, HEC Pharma’s Z650, currently in preclinical development, Taiho’s TAS-2913, currently in preclinical development and Hanmi Pharmaceutical’s HM61713 and HM781-36B, currently in Phase 1 trials.

Rucaparib Competition

There are currently no approved drugs that target the PARP pathway. However, there are a number of PARP inhibitors in clinical development including AbbVie’s ABT-888 (veliparib) currently in Phase 3 clinical trials, Tesaro’s niraparib, currently in Phase 3 trials, Eisai’s E-7016, currently in Phase 2 trials, BioMarin’s BMN-673, currently in Phase 3 trials and AstraZeneca’s olaparib, currently in Phase 3 trials. AstraZeneca has filed a Marketing Authorization Application with the European Medicines Agency for olaparib for the maintenance treatment of BRCA mutated platinum-sensitive relapsed serous ovarian cancer.

Lucitanib Competition

There are currently no approved drugs that specifically target each of FGFR, VEGFR and PDGFR. However, there are a number of FGFR inhibitors in development including Novartis’ dovitinib, currently in Phase 2 studies, AstraZeneca’s AZD4547, currently in Phase 2 trials, Novartis’ BGJ 398, currently in Phase 1 trials, Johnson and Johnson’s JNJ-42756493, currently in Phase 1 trials, Eli Lilly’s LY 2874455, currently in a Phase 1 trial, Debiopharm’s Debio 1347, currently in a Phase 1 trial, and GlaxoSmithKline’s GSK3052230, currently in a Phase 1 trial.

License Agreements

Celgene Corporation

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

Advenchen Laboratories LLC

In October 2008, EOS entered into an exclusive license agreement with Advenchen Laboratories LLC to develop and commercialize lucitanib on a global basis, excluding China. If and when commercial sales commence, EOS – now Clovis, through the acquisition of EOS in November 2013 – is obligated to pay Advenchen tiered royalties at percentage rates in the mid-single digits on net sales of lucitanib, based on the volume of annual net sales achieved. In addition, after giving effect to the first and second amendments to the license agreement, we are required to pay to Advenchen a percentage in the mid-twenties of any consideration, excluding royalties, received by Clovis from sublicensees, in lieu of the milestone obligations set forth in the agreement. Clovis is obligated under the agreement to use commercially reasonable efforts to develop and commercialize at least one product containing lucitanib, and we are also responsible for all remaining development and commercialization costs for lucitanib.

The license agreement with Advenchen will remain in effect until the expiration of all of our royalty obligations to Advenchen, determined on a product-by-product and country-by-country basis, unless we elect to terminate the agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Advenchen can terminate the agreement, resulting in a loss of our rights to lucitanib.

Les Laboratoires Servier

In September 2012, EOS entered into a collaboration and license agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan, and China. In exchange for these rights, EOS received an upfront payment of €45 million. Further, EOS – now Clovis, through the acquisition of EOS in November 2013 – is entitled to receive additional payments on the achievement of specified development, regulatory and commercial milestones up to €100 million in the aggregate. In addition, we are entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, each of which relates to annual sales targets of €250 million and above, which, in the aggregate, could amount to total milestone payments of €250 million. We are also entitled to receive royalties at percentage rates ranging from low to mid-teens on sales of lucitanib by Servier.

We, along with Servier, are obligated to use diligent efforts to develop a product containing lucitanib and to carry out the activities delegated to each party under a mutually-agreed global development plan. Servier is responsible for all of the development costs for lucitanib up to €80 million, as incurred by each party in connection with global development plan activities. Cumulative global development plan costs in excess of €80 million, if any, will be shared between the Company and Servier.

The collaboration and license agreement will remain in effect until the expiration of all of Servier’s royalty obligations to us, determined on a product-by-product and country-by-country basis, unless Servier elects to terminate the agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Servier can terminate the agreement, resulting in the granting of a perpetual license to Servier of rights to lucitanib.

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

Advice from either the FDA or EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies, and pharmacovigilance plans and risk-management programs. Such advice is not legally binding on the sponsor. To obtain binding commitments from health authorities in the United States and the European Union, SPA or Protocol Assistance procedures are available. A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement with the sponsor that the protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. The FDA’s agreement to a SPA is binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to an SPA.

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

Under the Centralized Procedure in the European Union, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g. heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days, excluding clock stops.

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

We and our third-party collaborators who are developing the companion diagnostics will work cooperatively to generate the data required for submission with the PMA application, and will remain in close contact with the Center for Devices and Radiological Health, or CDRH, at the FDA to ensure that any changes in requirements are incorporated into the development plans. We anticipate that meetings with the FDA with regard to our drug product candidates, as well as companion diagnostic product candidates, will include representatives from the Center for Drug Evaluation and Research, or CDER, and CDRH to ensure that the NDA and PMA submissions are coordinated to enable FDA to conduct a parallel review of both submissions. On July 14, 2011, the FDA issued for comment a draft guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices”. According to the draft guidance, for novel therapeutic products such as our product candidates, the PMA for a companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic. While this draft guidance is not yet finalized, we believe our programs for the development of our companion diagnostics are consistent with the draft guidance as proposed.

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

We acquired an exclusive, worldwide license to CO-1686 from Avila in May 2010. Multiple patent applications are pending that claim CO-1686 generically and specifically (including with respect to composition of matter) that, if issued, would have expiration dates between 2029 and 2033. In January 2013, we acquired from Gatekeeper Pharmaceuticals an exclusive worldwide sub-license to a Dana Farber patent family having claims directed to wild-type sparing irreversible EGFR inhibitors, such as CO-1686. We have filed additional patent applications related to CO-1686 methods of use and dosing regimens.

We obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib in June 2011. U.S. Patent 6,495,541, and its equivalent counterparts issued or pending in dozens of countries, directed to the rucaparib composition of matter, expire in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for rucaparib to at least 2024 in the United States depending on timing of our first approval. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2025. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which will permit the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, and various salt and polymorphic forms have expiration dates ranging from 2020 through 2031.

We obtained rights to lucitanib by acquiring EOS in November 2013 along with its license agreements with Advenchen and Servier. In October 2008, EOS entered into an exclusive license agreement with Advenchen to develop and commercialize lucitanib on a global basis, excluding China. In September 2012, EOS entered into a collaboration and license agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier (Servier) whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan, and China. Composition of matter and method of use patent protection for lucitanib and a group of structurally-related compounds is issued in the United States, Europe, and is issued or pending in other jurisdictions, including Japan. In the United States, the composition of matter patent will expire in 2030, and in other jurisdictions it expires in 2028. We believe that patent term extension could be available to extend our composition of matter patent up to five years beyond the scheduled expiration under the Hatch-Waxman Act. Additionally, patents or patent applications directed to methods of manufacturing lucitanib are issued or pending in the United States, Europe, Japan, and China.

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

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials and intend to do so in the future. We currently have a long-term agreement with a third-party contract manufacturing organization, or CMO, for the production of the active ingredient for rucaparib. For contract manufacturers not under long-term agreements, we currently obtain our supplies of finished drug product through individual purchase orders. We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

The active pharmaceutical ingredient for CO-1686 is currently being manufactured at multiple sites of a single CMO. The current drug substance production process has already been sufficiently developed to satisfy immediate clinical demands. Additional scale-up work and/or additional production capacity is planned to support larger clinical development or commercialization requirements. We have engaged two sites of a CMO capable of both formulation development and drug product manufacturing. The current drug product production process has already been sufficiently developed to satisfy immediate clinical demands. Additional scale-up work and/or additional production capacity may be necessary to support larger clinical development or commercialization requirements.

We have developed the process for manufacturing rucaparib’s active pharmaceutical ingredient to a degree sufficient to meet clinical demands and projected commercial requirements. Manufacturing of rucaparib drug substance is being performed at a single CMO. The rucaparib drug product formulation and manufacturing process to produce that formulation have been developed to a degree sufficient to meet clinical demands. Additional development work is being performed to optimize the drug product formulation and manufacturing process to meet projected commercial requirements. A single third-party contract manufacturer capable of both formulation development and drug product manufacturing is currently producing rucaparib drug product. To date, our third-party manufacturers have met our manufacturing requirements. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full scale commercial demands.

The active pharmaceutical ingredient for lucitanib is currently being produced by a third party supplier. To date, the current production process has been sufficient to satisfy immediate clinical demands. We may undertake additional development work to further optimize the active pharmaceutical ingredient manufacturing process. The finished drug product for lucitanib is currently being manufactured at a CMO. The current product and process are sufficiently developed to meet immediate clinical demands. Additional development work is being performed to optimize the drug product formulation and manufacturing process to meet projected clinical and commercial requirements. Additional scale-up work and/or additional production capacity will be necessary to support larger clinical development or commercialization requirements.

Sales and Marketing

We intend to build the commercial infrastructure in the United States and Europe necessary to effectively support the commercialization our product candidates, if and when we believe a regulatory approval of the first of such candidates in a particular geographic market appears imminent. The commercial infrastructure for oncology products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the oncology marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, oncology group networks, and government accounts. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that CO-1686, rucaparib or lucitanib will be approved.

Outside of the United States and Europe, we may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products, particularly in Asian markets

Employees

As of February 24, 2014, we had 74 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We invested $66.5 million, $58.9 million, and $40.7 million in research and development in the years ended December 31, 2013, 2012 and 2011, respectively.

About Clovis

We were incorporated under the laws of the State of Delaware in April 2009, and completed our initial public offering of our common stock in November 2011. Our common stock is listed on the NASDAQ Global Select Market, under the symbol “CLVS”. Our principal executive offices are located at 2525 28th Street, Suite 100, Boulder, Colorado 80301, and our telephone number is (303) 625-5000. We maintain additional offices in San Francisco, California, Cambridge, UK, and Milan, Italy. Our website address is www.clovisoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates. We are not profitable and have incurred losses in each year since our inception in April 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, as a development stage company, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2013, 2012 and 2011, we had net losses of $84.5 million, $74.0 million, and $55.6 million, respectively. As of December 31, 2013, we had an accumulated deficit of $269.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. As such, we are subject to all of the risks incident to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our product candidates, or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our product candidates and launch and commercialize any product candidates for which we receive regulatory approval, including building our own commercial organizations to address certain markets. We will require additional capital for the further development and commercialization of our product candidates, as well as to fund our other operating expenses and capital expenditures. We do not have any material committed external source of funds or other support for our development efforts other than that portion of the costs associated with global development activities for lucitanib for which Servier is responsible pursuant to our collaboration and license agreement.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, collaborations, strategic alliances, and other similar licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

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

Each of our product candidates will require additional clinical development, management of clinical, preclinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization, and significant marketing efforts before we generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the United States Food and Drug Administration, or FDA, or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. In addition, our product development programs contemplate the development of companion diagnostics by third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before our product candidates may be commercialized.

We have not previously submitted a New Drug Application, or NDA, to the FDA, or similar drug approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our diagnostic collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States, the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, obtaining separate regulatory approval in many other countries requires compliance with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications we are investigating. Furthermore, we rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance.

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

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, patients treated with rucaparib have experienced drug-related side effects such as nausea and vomiting. The most common side effects seen in patients treated with lucitanib in early studies appear to be largely driven by VEGF receptor inhibition, such as asthenia, proteinuria and hypertension, but as is the case with all oncology drugs, it is possible that there may be other side effects associated with its use. Dose-related hyperglycemia has emerged as the dose-limiting toxicity in early dose escalation studies of CO-1686. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

The failure to maintain our collaboration with Servier, or the failure of Servier to perform its obligations under the collaboration, could negatively affect our business.

Pursuant to the terms of our collaboration and license agreement with Servier, Servier was granted exclusive rights to develop and commercialize lucitanib in markets outside of the United States and Japan (excluding China). Consequently, our ability to realize any revenues from lucitanib in the Servier territory depends on our success in maintaining our collaboration with Servier and Servier’s ability to obtain regulatory approvals for, and to successfully commercialize, lucitanib in its licensed territory. Although we collaborate with Servier to carry out a global development plan for lucitanib, we have limited control over the amount and timing of resources that Servier will dedicate to these efforts.

We are subject to a number of other risks associated with our collaboration and license agreement with Servier, including:

•	Servier may not comply with applicable regulatory requirements with respect to developing or commercializing lucitanib, which could adversely affect future development or sales of lucitanib in Servier’s licensed territory and elsewhere;

•	Servier is responsible for the first €80M of development costs in support of the lucitanib program, however we have limited control over the costs Servier may incur with respect to its development activities for the compound, and therefore our obligation to share additional costs could be triggered sooner than planned;

•	If Servier does not agree to include within the global development plan new studies that we propose to conduct for lucitanib, we may be responsible for all costs associated with carrying out such activities;

•	We and Servier could disagree as to current or future development plans for lucitanib, and Servier may delay clinical trials or stop a clinical trial for which it is the sponsor;

•	There may be disputes between us and Servier, including disagreements regarding the collaboration and license agreement, that may result in (1) the delay of or failure to achieve regulatory and commercial objectives that would result in milestone or royalty payments, (2) the delay or termination of any future development or commercialization of lucitanib, and/or (3) costly litigation or arbitration that diverts our management’s attention and resources;

•	Business combinations or significant changes in Servier’s business strategy may adversely affect Servier’s ability or willingness to perform its obligations under our collaboration and license agreement; and

•	The royalties we are eligible to receive from Servier may be reduced or eliminated based upon Servier’s and our ability to maintain or defend our intellectual property rights and the presence of generic competitors in Servier’s licensed territory.

The collaboration and license agreement is subject to early termination, including through Servier’s right to terminate the agreement without cause upon advance notice to us. If the agreement is terminated early, we may not be able to find another collaborator for the further development and commercialization of lucitanib outside of the United States and Japan on acceptable terms, or at all, and we could incur significant additional costs by pursuing continued development and commercialization of lucitanib in those territories on our own.

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

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can materially influence our ability to meet our desired clinical development timelines. Though we carefully manage our relationships with our CROs, there can be no assurance that we will not encounter similar challenges or delays in the future or that these delays or challenges will not have a material adverse effect on our business, financial condition and prospects.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the cGMP regulatory requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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

We are dependent on our third party manufacturers to conduct process development and scale-up work necessary to support greater clinical development and commercialization requirements for our product candidates. Carrying out these activities in a timely manner, and on commercially reasonable terms, is critical to the successful development and commercialization of our product candidates. We expect that our third-party manufacturers are capable of providing sufficient quantities of our product candidates to meet anticipated clinical and full-scale commercial demands, however if third parties with whom we currently work are unable to meet our supply requirements, we will need to secure alternate suppliers. While we believe that there are other contract manufacturers having the technical capabilities to manufacture our product candidates, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. We have not entered into long-term agreements with all of our current contract manufacturers or with any alternate fill/finish suppliers, and though we intend to do so prior to commercial launch in order to ensure that we maintain adequate supplies of finished drug product, we may be unable to enter into such an agreement or do so on commercially reasonable terms, which could have a material adverse effect upon our business. We currently obtain our supplies of finished drug product through individual purchase orders.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the oncology market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Tarceva®, Iressa® and GilotrifTM are currently approved drugs that are used to treat EGFR mutant NSCLC, and in addition, we are aware of six products in development targeting EGFR for the treatment of NSCLC: Pfizer’s PF-299804 (dacomitinib), AstraZeneca’s AZD9291, HEC Pharma’s Z650, Taiho’s TAS-2913, and Hanmi Pharmaceutical’s HM61713 and HM781-36B. Also, we believe the products in development targeting the PARP pathway include AbbVie’s veliparib, Tesaro, Inc.’s niraparib, Eisai’s E-7016, Teva’s CEP-9722, Biomarin’s BMN-673, and Astra Zeneca’s olaparib. AstraZeneca has filed a Marketing Authorization Application with the EMA for olaparib for the maintenance treatment of BRCA mutated platinum-sensitive relapsed serous ovarian cancer. No currently approved drugs specifically target each of FGFR, VEGFR and PDGFR, as does lucitanib, however, there are a number of FGFR inhibitors in development including Novartis’ dovitinib and BGJ 398, AstraZeneca’s AZD4547, Johnson and Johnson’s JNJ-42756493, Eli Lilly’s LY 2874455, Debiopharm’s Debio 1347, and GlaxoSmithKline’s GSK3052230.

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

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, EMA or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse effect on our business.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. We intend to seek approval to market our product candidates in the United States, Europe and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future health care reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

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

In both the United States and certain foreign jurisdictions, there have been and we expect there will continue to be a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under the Medicare program in the United States. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, the Healthcare Reform Law, was enacted. The Healthcare Reform Law substantially changes the way healthcare is financed by both governmental and private insurers. Such government-adopted reform measures may adversely affect the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

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

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Further, we will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

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

As of February 24, 2014, we employed 74 employees. As our development plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Ethics, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business and results of operations, including the imposition of significant fines or other sanctions.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

If we obtain FDA approval for any of our product candidates and begin commercializing those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may affect, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

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

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We currently carry $10.0 million of product liability insurance, which may not be adequate to cover all liabilities we may incur for our clinical trials. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when platform technology patents that relate to our product candidates are controlled by our licensors. This is the case with our license to CO-1686, under which Celgene holds the right to prosecute and maintain the patents and patent applications covering its core discovery technology, including molecular backbones, building blocks and classes of compounds generated by that technology, aspects of which relate to CO-1686. While we have the right to jointly prosecute and maintain the patent rights for the composition of matter for CO-1686, if Celgene or any of our future licensing partners fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During calendar year 2013, the price of our common stock on the NASDAQ Global Select Market has ranged from $15.96 per share to $86.29 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

In addition, the stock market in general, and the NASDAQ Global Select Market and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance. The realization of any of the above risks or any of a broad range of other risks, including those described in these “Risk Factors,” could have a dramatic and material adverse effect on the market price of our common stock.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates known to us beneficially owned approximately 29.8% of our voting stock as of December 31, 2013. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2013, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan, or the 2011 Plan, is 1,661,642. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Equity Incentive Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.	PROPERTIES

Our offices are located at four leased facilities, a 14,892 square foot facility in Boulder, Colorado used primarily for corporate functions, a 19,234 square foot facility in San Francisco, California used for clinical development operations and research laboratory space, a 1,500 square foot facility in Cambridge, United Kingdom used for our European regulatory and clinical operations and a 416 square foot facility in Milan, Italy used for clinical operations. These leases expire in December 2015, January 2016, May 2014, and March 2015, respectively. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol “CLVS.” Trading of our common stock commenced on November 16, 2011, following the completion of our initial public offering. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market:

	HIGH	LOW
Year Ended December 31, 2012
First Quarter	$27.55	$13.41
Second Quarter	$25.18	$16.91
Third Quarter	$23.42	$13.24
Fourth Quarter	$23.34	$11.19
Year Ended December 31, 2013
First Quarter	$29.30	$15.96
Second Quarter	$86.29	$27.17
Third Quarter	$81.94	$54.38
Fourth Quarter	$64.00	$43.86

On February 24, 2014, there were approximately 53 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2013

Plan Category	Number of securities to be issued upon exercise of outstanding options and rights (a)	Weighted-average exercise price of outstanding options and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)(2)	2,520,170	$21.19	2,083,527
Equity compensation plans not approved by security holders	—	—	—

Total	2,520,170	$21.19	2,083,527

(1)	As of December 31, 2013, 3,536,754 shares were authorized for issuance under our 2011 Stock Incentive Plan, or the 2011 Plan, which became effective on November 15, 2011, the effective date of our initial public offering, including 187,768 remaining shares available for future issuance under the 2009 Equity Incentive Plan, or 2009 Plan, which were transferred to the 2011 Plan. The number of shares of our common stock reserved for issuance under the 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2009 Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock.
(2)	As of December 31, 2013, 421,885 shares were reserved for issuance under our 2011 Employee Stock Purchase Plan, or ESPP, which became effective on November 15, 2011, the effective date of our initial public offering. The number of shares of our common stock reserved for issuance under the ESPP will be increased at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on such date and (y) 344,828 shares of our common stock.

Performance Graph(1)

The following graph shows a comparison from November 16, 2011 through December 31, 2013 of cumulative total return on assumed investment of $100.00 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

COMPARISON OF ONE YEAR CUMULATIVE TOTAL RETURN

Among Clovis Oncology, Inc., the NASDAQ Composite Index, and the NASDAQ Biotechnology Index

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

(1)	On May 25, 2011, we sold $20,000,000 aggregate principal amount of our 5% convertible promissory notes due 2012 to accredited investors, for an aggregate purchase price of $20,000,000.

(2)	On June 2, 2011, we sold $15,000,000 aggregate principal amount of our 5% convertible promissory notes due 2012 to Pfizer Inc., an accredited investor, $7.0 million of which were issued as consideration for the execution of our license agreement with Pfizer Inc. for rucaparib and $8.0 million of which were issued for an investment of $8.0 million of cash by Pfizer Inc.

(3)	From January 1, 2011 through November 15, 2011, we issued an aggregate of 336,370 shares of our common stock at prices ranging from $3.08 to $3.28 per share to certain of our employees and directors pursuant to the exercise of stock options under the Clovis Oncology, Inc. 2009 Equity Incentive Plan for an aggregate purchase price of $1,089,907.

(4)	From January 1, 2011 through November 15, 2011, we granted options to purchase 832,140 shares of common stock to our employees and directors at a weighted average exercise price of $5.44 per share.

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

As of December 31, 2013, we had used all of the net proceeds from our initial public offering to fund operations, capital expenditures, working capital and other general corporate purposes.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth certain of our selected historical financial data at the dates and for the periods indicated. The selected historical statement of operations data presented below for the years ended December 31, 2013, 2012, 2011 and the period from April 20, 2009 (inception) to December 31, 2013 and the historical balance sheet data as of December 31, 2013 and 2012 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical statement of operations data presented below for the year ended December 31, 2010 and the period from April 20, 2009 (inception) to December 31, 2009 and the historical balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our audited financial statements that do not appear in this report.

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

Statement of Operations Data:

	Year Ended December 31,				Period from April 20, 2009 (Inception) to December 31,	Cumulative from April 20, 2009 (Inception) to December 31,
	2013	2012	2011	2010	2009	2013
	(in thousands, except per share amounts)
Revenues	$—	$—	$—	$—	$—	$—
Operating expenses:
Research and development	66,545	58,894	40,726	22,323	1,762	190,250
General and administrative	16,567	10,638	6,860	4,302	2,209	40,576
Accretion of contingent purchase consideration	405	—	—	—	—	405
Acquired in-process research and development	250	4,250	7,000	12,000	13,085	36,585

Total expenses	83,767	73,782	54,586	38,625	17,056	267,816

Operating loss	(83,767)	(73,782)	(54,586)	(38,625)	(17,056)	(267,816)
Other income (expense), net	(713)	(228)	(957)	795	(43)	(1,146)

Loss before income taxes	(84,480)	(74,010)	(55,543)	(37,830)	(17,099)	(268,962)
Income tax (expense) benefit	(52)	27	(27)	—	—	(52)

Net loss	$(84,532)	$(73,983)	$(55,570)	$(37,830)	$(17,099)	$(269,014)

Basic and diluted net loss per common share	$(2.95)	$(2.97)	$(14.42)	$(28.55)	$(15.38)	$(21.26)

Common shares used in the computation of basic and diluted net loss per common share	28,672	24,915	3,854	1,325	1,112	12,655

	As of December 31,
	2013	2012	2011	2010	2009
		(in thousands)
Balance Sheet Data:
Cash, cash equivalents and available for sale securities	$323,228	$144,097	$140,248	$22,299	$57,311
Working capital	307,644	132,712	130,519	19,886	57,349
Total assets	649,635	145,994	143,445	26,200	59,574
Convertible preferred stock	—	—	—	75,499	75,499
Common stock and additional paid-in capital	762,204	317,925	242,243	138	41
Total stockholders’ equity (deficit)	497,886	133,496	131,793	(54,749)	(17,058)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We are currently developing three product candidates: CO-1686, an orally available, small molecule epidermal growth factor receptor, or EGFR, covalent inhibitor that is in Phase I/II clinical development for the treatment of non-small cell lung cancer, or NSCLC, in patients with activating EGFR mutations, including the initial activating mutations, as well as the primary resistance mutation, T790M; rucaparib, an orally available, small molecule poly (ADP-ribose) polymerase, or PARP, inhibitor being developed for various solid tumors that is currently in Phase II/III clinical trials for the treatment of ovarian and pancreatic cancers; and lastly, lucitanib, an oral, selective tyrosine kinase inhibitor in Phase I/II clinical trials for the treatment of breast and lung cancers. We hold global development and commercialization rights for CO-1686 and rucaparib and US and Japanese rights for lucitanib.

We were incorporated in Delaware in April 2009 and commenced operations in May 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates, and the general and administrative support of these operations. We have generated no revenues and, through December 31, 2013, have principally funded our operations using the $75.5 million of net proceeds from the sale of convertible preferred stock, the issuance of $35.0 million aggregate principal amount of convertible promissory notes, and $458.4 million of net proceeds from public offerings of our common stock completed in November 2011, April 2012, and June 2013. The convertible preferred stock and outstanding principal amount of the convertible promissory notes and all accrued and unpaid interest converted into shares of our common stock immediately prior to the closing of our initial public offering in November 2011.

We have never been profitable and, as of December 31, 2013, we had an accumulated deficit of $269.0 million. We incurred losses of $55.6 million, $74.0 million and $84.5 million for the years ended December 31, 2011, 2012 and 2013, respectively. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates. We will need to generate significant revenues to achieve profitability and we may never do so.

On November 19, 2013, the Company acquired all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (EOS) using a combination of cash and the Company’s common stock as the initial purchase consideration. EOS was a biopharmaceutical company located in Italy that focused on the development of novel medicines for the treatment of cancer. The primary reason for the business acquisition was to obtain development and commercialization rights to lucitanib. The Company paid $11.8 million in cash and issued $173.7 million of common stock at the acquisition date and may make additional contingent future cash payments of $65.0 million and €115.0 million if certain regulatory and sales milestones are achieved.

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

Rucaparib

In June 2011, we entered into a license agreement with Pfizer to acquire exclusive global development and commercialization rights to Pfizer’s drug candidate known as rucaparib. This drug candidate is a small molecule PARP inhibitor which we are developing for the treatment of ovarian and pancreatic cancers. Pursuant to the terms of the license agreement, we made an up-front payment by issuing Pfizer $7.0 million principal amount of a 5% convertible promissory note due in 2012, which was subsequently converted to common stock immediately prior to our initial public offering. We are responsible for all development and commercialization costs of rucaparib and, if approved, we will be required to pay Pfizer royalties on sales of the product. In addition, we may be required to pay Pfizer up to an aggregate of $259.0 million in milestone payments if certain development, regulatory and sales milestones are achieved.

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

Lucitanib

On November 19, 2013, the Company acquired all of the issued and outstanding capital stock of EOS and gained rights to develop and commercialize lucitanib, an oral, selective tyrosine kinase inhibitor. As further described below, EOS licensed the worldwide rights, excluding China, to develop and commercialize lucitanib from Advenchen Laboratories LLC (Advenchen). Subsequently, rights to develop and commercialize lucitanib in markets outside the U.S. and Japan were sublicensed by EOS to Les Laboratoires Servier (Servier) in exchange for upfront milestone fees, royalties on sales of lucitanib in the sublicensed territories, and research and development funding commitments.

Advenchen Laboratories LLC

In October 2008, EOS entered into an exclusive license agreement with Advenchen to develop and commercialize lucitanib on a global basis, excluding China. The Company is obligated to pay Advenchen royalties on net sales of lucitanib, based on the volume of annual net sales achieved. In addition, the Company is obligated to pay to Advenchen twenty five percent of any consideration, excluding royalties, received pursuant to any sublicense agreements for lucitanib, including the agreement with Les Laboratoires Servier.

Les Laboratoires Servier

In September 2012, EOS entered into a collaboration and license agreement with Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan, and China. In exchange for these rights, EOS received an upfront payment and is entitled to receive additional payments on the achievement of specified development, regulatory and commercial milestones up to €100.0 million in the aggregate. In addition, the Company is entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, which, in the aggregate, could total €250.0 million. The Company is also entitled to receive royalties on net sales of lucitanib by Servier.

The Company and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for all of the initial global development costs under the agreed upon plan up to €80.0 million. Cumulative global development costs, if any, in excess of €80.0 million will be shared equally between the Company and Servier.

CO-101

In November 2009, we entered into a license agreement with Clavis Pharma ASA to develop and commercialize CO-101 in North America, Central America, South America and Europe. Under the terms of the license agreement, we made an up-front payment to Clavis in the amount of $15.0 million, which was comprised of $13.1 million for development costs incurred prior to the execution of the agreement, which we recognized as acquired in-process research and development and $1.9 million for the prepayment of preclinical activities to be performed by Clavis. In November 2010, the license agreement was amended to expand the license territory to include Asia and other international markets. We paid Clavis $10.0 million for the territory expansion and recognized that payment as acquired in-process research and development expense. As part of the amendment to the license agreement, Clavis agreed to reimburse up to $3.0 million of our research and development costs for certain CO-101 development activities subject to our incurring such costs.

On November 12, 2012, the Company reported results from a pivotal study of CO-101 in metastatic pancreatic cancer, which failed to demonstrate a difference in overall survival between the two study arms. Based on the results of the study, the Company has ceased development of CO-101 and terminated the license agreement.

Drug Discovery Collaboration Agreement

In July 2012, the Company entered into a drug discovery collaboration agreement with Array BioPharma Inc. for the discovery of a novel KIT inhibitor targeting resistance mutations for the treatment of GIST, a gastrointestinal cancer. Under the terms of the agreement, the Company was responsible to fund all costs of the discovery program, as well as costs to develop and commercialize any clinical candidates discovered. This drug discovery program did not identify a compound to be used in further development activities and the program was terminated in the fourth quarter of 2013.

Financial Operations Overview

Revenue

To date, we have not generated any revenues. In the future, we may generate revenue from the sales of product candidates that are currently under development or from milestone payments or royalties pursuant to our sublicense agreement with Servier. Based on our current development plans, we do not expect to generate significant revenues for the foreseeable future. If we fail to complete the development of our product candidates and, together with our partners, companion diagnostics or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our product candidates and companion diagnostics, which include:

•	license fees and milestone payments related to the acquisition of in-licensed products, which are reported on our statements of operations as acquired in-process research and development;

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•	expenses incurred under agreements with contract research organizations (CROs) and investigative sites that conduct our clinical trials;

•	the cost of acquiring, developing and manufacturing clinical trial materials;

•	costs associated with preclinical activities and regulatory operations; and

•	activities associated with the development of companion diagnostics for our product candidates.

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

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We plan to increase our research and development expenses for the foreseeable future as we seek to expand our clinical and companion diagnostic development activities for our CO-1686, rucaparib and lucitanib product candidates.

The following table identifies research and development costs and acquired in-process research and development costs on a program-specific basis for our product candidates in-licensed through December 31, 2013, their companion diagnostics, and the cKIT inhibitor drug discovery program. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below.

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011	Cumulative from April 20, 2009 (Inception) to December 31, 2013
	(in thousands)
CO-101 Expenses
Acquired in-process R&D	$—	$—	$—	$23,085
Research and development	795	23,966	21,703	61,296

CO-101 Total	795	23,966	21,703	84,381
CO-1686 Expenses
Acquired in-process R&D	250	4,000	—	6,250
Research and development	17,020	7,741	6,196	33,389

CO-1686 Total	17,270	11,741	6,196	39,639
Rucaparib Expenses
Acquired in-process R&D	—	250	7,000	7,250
Research and development	24,625	8,953	2,861	36,439

Rucaparib Total	24,625	9,203	9,861	43,689
cKIT Inhibitor Expenses
Acquired in-process R&D	—	—	—	—
Research and development	4,373	2,097	—	6,470

cKIT Inhibitor Total	4,373	2,097	—	6,470
Lucitanib Expenses
Acquired in-process R&D	—	—	—	—
Research and development	110	—	—	110

Lucitanib Total	110	—	—	110
Personnel and other expenses	19,622	16,137	9,966	52,546

Total	$66,795	$63,144	$47,726	$226,835

Accretion of Contingent Purchase Consideration

In connection with the acquisition of EOS in November 2013, we incurred contingent purchase consideration liabilities. We re-measure contingent consideration arrangements at fair value on a periodic basis and record changes in fair value to operating expense in the statement of operations. Changes in fair value are primarily attributed to new information about the IPR&D assets and the passage of time. In the absence of new information, the changes to fair value represent the passage of time as we progress towards the achievement of future milestones.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, share-based compensation expense, and other personnel-related costs for employees in executive, finance, business development, legal, investor relations and information technology functions. Other general and administrative expenses include facility costs, communication expenses, corporate insurance, and professional fees for legal, consulting and accounting services.

Other Income and Expense

Other income is comprised of interest income earned on cash, cash equivalents and available for sale securities, gain on the sale of available for sale securities, and a federal grant awarded to us under the Qualifying Therapeutic Discovery Project Program in 2010. Other expense includes interest expense associated with the convertible notes payable outstanding during 2011. In addition, we hold cash balances at financial institutions denominated in currencies other than the U.S. dollar to fund research and development activities performed by various third-party vendors. Further, a portion of our contingent purchase consideration liability related to the EOS acquisition is denominated in Euros. The translation of these foreign currency items into U.S. dollars results in foreign currency gains or losses, depending on the change in value of these foreign currency items against the U.S. dollar. These gains and losses are included in Other Income and Expense.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. Based on the amount of accrued research and development expenses as of December 31, 2013, if our estimates of our net accrued liabilities are too high or too low by 5%, this could increase or decrease our research and development expenses by approximately $627,000.

Share-Based Compensation

Described below is the methodology we have utilized in measuring share-based compensation expense. Following the consummation of our initial public offering in November 2011, stock option values are determined based on the quoted market price of our common stock.

Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Compensation expense is recognized over the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our share option awards. Use of this valuation methodology requires that we make assumptions as to the price volatility of our common stock, the expected term of our stock options, the risk-free interest rate for a period that approximates the expected term of our stock options and our expected dividend yield. Because we are a company with a limited operating history, we utilize data from several peer companies to estimate expected stock price volatility and the expected term of our options. We selected peer companies from the biopharmaceutical industry with similar characteristics as us, including stage of product development, market capitalization, number of employees and therapeutic focus. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends. The risk-free interest rate used for each grant is based on the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected life. The fair value of stock options for the years ended December 31, 2013, 2012, and 2011 was estimated at the grant date using the following weighted average assumptions for the respective periods:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
Dividend yield	—	—	—
Volatility	69%	71%	74%
Risk-free interest rate	1.16%	1.14%	2.13%
Expected term (years)	6.2	6.3	6.0

We recognized share-based compensation expense of approximately $9.5 million, $4.9 million, and $1.3 million for the years ended December 31, 2013, 2012, and 2011. As of December 31, 2013, we had $19.8 million in total unrecognized compensation expense, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of approximately 2.5 years. We expect our share-based compensation to grow in future periods due to the potential increases in the value of our common stock and headcount.

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

Valuation of Contingent Consideration Resulting from a Business Combination

Contingent consideration resulting from a business combination is reported at its fair value on the acquisition date. For each subsequent reporting period the contingent consideration obligations are revalued and increases or decreases to fair value are recorded as an adjustment to other income or expense in the consolidated statements of operations. Changes to contingent consideration obligations can result from adjustments to discount rates and time periods, updates in the assumed achievement or timing of any development milestone or changes in the probability of certain clinical events and regulatory approvals. The assumptions related to determining the value of a contingent consideration include significant judgment and changes to the assumptions may have a material impact on the amount of contingent consideration expense recorded in any given period. The acquisition of EOS in November 2013 resulted in the recognition of a contingent consideration liability, based on assumptions related to potential future payout amounts, estimated discount rate, probability of success for each milestone achievement, and the estimated timing of the milestone payments to the former EOS shareholders.

Intangible Assets

Intangible acquired in-process research and development assets, or IPR&D assets, were established as part of the purchase accounting of EOS and are not amortized. Amortization of these assets will commence when the useful lives of the intangible assets have been determined. IPR&D intangible assets are evaluated for impairment at least annually or more frequently if impairment is identified and any reduction in fair value will be recognized as an expense to the statement of operations.

Revenue Recognition

In the future, we may realize revenue from product sales or milestone payments associated with license agreements. Revenue will be recognized when all four recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Payments that are contingent upon the achievement of a milestone will be recognized in the period in which the milestone is achieved.

Results of Operations

Comparison of Years Ended December 31, 2013, 2012 and 2011:

Research and Development Expenses. Research and development expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Research and development expenses	$66,545	$58,894	$40,726
Increase from prior year	$7,651	$18,168	$18,403
% Change from prior year	13.0%	44.6%	82.4%

The research and development activities for rucaparib increased by $15.7 million in 2013 over the comparable period in the prior year due primarily to the initiation of the ARIEL 2 and ARIEL 3 clinical trials (increase of $7.0 million) and to increased manufacturing of clinical drug supply to support all of the rucaparib clinical trials (increase of $7.7 million). Research and development activities for CO-1686 increased by $9.3 million over the prior year. Costs for the ongoing Phase I/II clinical trial for CO-1686 increased by $1.9 million due to a larger number of patients enrolled in this study in 2013. In addition, we completed a clinical study related to a new formulation of CO-1686 in 2013 which increased clinical trial costs by $1.3 million. Finally, the development of an improved formulation of CO-1686 and increased manufacturing of drug supply to support the CO-1686 clinical trials resulted in an increase of $6.1 million in research and development expenses. In 2013 we performed a full year of drug discovery activities for cKIT resulting in an increase of $2.3 million over the prior year in which costs commenced in the third quarter of 2012. Salaries, share-based compensation expense, and other personnel related costs for employees working on our research and development programs increased by $3.6 million during 2013 as we increased headcount to support our expanded development activities. These increases in research and development expenses were partially offset by a $23.2 million decline in CO-101 related expenses due to the termination of this program in late 2012.

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

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
General and administrative expenses	$16,567	$10,638	$6,860
Increase from prior year	$5,929	$3,778	$2,558
% Change from prior year	55.7%	55.1%	59.5%

The increase in general and administrative expenses for the year ended December 31, 2013 over 2012 was primarily attributable to transaction expenses of $2.2 million associated with the acquisition of EOS in November 2013 as well as a $2.7 million increase in share-based compensation expense for general and administrative employees and members of our board of directors as a result of an increase in the value of stock options granted during the 2013 year.

The increase in general and administrative expenses for the year ended December 31, 2012 over 2011 was primarily attributable to increased personnel, professional services, facilities and information system costs associated with being a publicly traded company. Additionally, share-based compensation increased by $1.8 million due to the increase in the value of stock options granted in 2012.

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Acquired in-process research and development	$250	$4,250	$7,000
Decrease from prior year	$(4,000)	$(2,750)	$(5,000)
% Change from prior year	-94.1%	-39.3%	-41.7%

The decrease in acquired in-process research and development expenses for the year ended December 31, 2013 in comparison to 2012 was due to a reduction in payments made to partners related to in-licensing agreements. In January 2012, we made a regulatory milestone payment of $4.0 million to Avila Therapeutics, Inc. for the FDA’s acceptance of our IND application to begin clinical investigation of CO-1686.

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

Accretion of Contingent Purchase Consideration. Accretion of the contingent purchase consideration totaled $0.4 million for the year ended December 31, 2013 and there was no similar liability for the year ended December 31, 2012. This amount relates to the increase of the contingent purchase liability associated with the passage of time.

Other Income (Expense), Net. Other income (expense), net for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Years Ended December 31,
	2013	2012	2011
	(in thousands)
Other income (expense), net:	$(713)	$(228)	$(957)
Increase (decrease) from prior year	$485	$729	$(1,752)
% Change from prior year	212.7%	76.2%	-220.4%

The increase in other expense for the year ended December 31, 2013 over 2012 was primarily due to a foreign currency loss resulting from a change in the value of the Euro-denominated contingent purchase consideration liability recorded in our U.S. entity as part of the EOS acquisition completed in November 2013. The Euro strengthened in relation to the U.S. Dollar subsequent to the completion of this acquisition which increased the value of the contingent purchase consideration liability as of December 31, 2013.

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

Liquidity and Capital Resources

We have funded our operations through the private placement of preferred stock and convertible debt securities and the public offering of our common stock. As of December 31, 2013 we have received $75.5 million in net proceeds from the issuance of convertible preferred stock, $27.9 million through the issuance of convertible promissory notes, $458.4 million in net proceeds from the issuance of common stock, and $3.2 million in proceeds from stock option exercises and our employee stock purchase plan. The outstanding principal amount and all accrued and unpaid interest associated with the convertible promissory notes were converted into shares of our common stock immediately prior to the closing of our initial public offering at the initial public offering price of $13.00 per share, in November 2011. As of December 31, 2013, we had cash and cash equivalents totaling $323.2 million.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31, 2013	Year Ended December 31, 2012	Year Ended December 31, 2011
	(in thousands)
Net cash used in operating activities	$(71,712)	$(65,384)	$(39,828)
Net cash provided by (used in) investing activities	(10,034)	942	9,168
Net cash provided by financing activities	260,842	70,291	158,346
Effect of exchange rate changes on cash and cash equivalents	35	12	42

Net increase in cash and cash equivalents	$179,131	$5,861	$127,728

Operating Activities

The use of cash in all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. The increase of $6.3 million to cash used in operating activities for the year ended December 31, 2013 in comparison to prior year was due to the growth in CO-1686 and rucaparib research and development costs associated with the expansion of clinical trials, drug formulation and manufacturing costs; initiation of the cKIT drug discovery program in the third quarter of 2012; and increased internal salaries, benefits and personnel-related costs resulting from additional headcount hired to support the expanding development activities of our product candidates. This increase was offset by a reduction of CO-101 program expenses related to the closedown of clinical studies and manufacturing development activities upon the discontinuation of the CO-101 program in late 2012.

The increase of $25.6 million to cash used in operating activities for the year ended December 31, 2012 in comparison to prior year was due to the growth in rucaparib and CO-1686 research and development costs associated with the expansion of clinical trials, drug formulation and manufacturing costs; initiation of the cKIT drug discovery program in the third quarter of 2012; increased CO-101 program expenses related to the closedown of clinical studies and manufacturing development activities upon the discontinuation of the CO-101 program in late 2012; and increased internal salaries, benefits and personnel-related costs resulting from additional headcount hired to support the expanding development activities of our product candidates.

Investing Activities

The net cash provided by (used in) investing activities for all periods primarily reflects the purchase of available for sale securities, acquisition of a business, and purchase of property and equipment, offset by maturities and sales of available for sale securities. The decrease of $11.0 million in cash provided by investing activities for the year ended December 31, 2013 in comparison to the prior year was mainly due to the cash portion of the EOS acquisition price paid in November 2013.

The decrease of $8.2 million in cash provided by investing activities for the year ended December 31, 2012 in comparison to the prior year was due to a reduction in available for sale security maturities and sales of $7.6 million and an increase of $0.6 million for the purchase of property and equipment.

Financing Activities

The cash provided by financing activities for the year ended December 31, 2013 represents the receipt of $259.1 million in net proceeds from the sale of our common stock in June 2013, as well as the receipt of $1.8 million in proceeds from the exercise of stock options and purchases performed under the employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2012 reflects the receipt of $70.0 million in net proceeds from the sale of our common stock in April 2012 and $0.3 million of proceeds from the exercise of stock options. Cash provided by financing activities for the year ended December 31, 2011 was due to the issuance of $28.0 million of 5% convertible promissory notes for cash in the second quarter of 2011, the receipt of $129.4 million in net cash proceeds in the fourth quarter of 2011 from the sale of common stock during our initial public offering, and the exercise of stock options for $1.1 million.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the product candidates, companion diagnostics, and indications we pursue;

•	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;

•	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and preclinical trials;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;

•	the cost of commercialization activities, if any, assuming our product candidates are approved for sale, including marketing and distribution costs;

•	the cost of manufacturing any of our product candidates we successfully commercialize;

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and

•	the timing, receipt and amount of sales, if any, of our product candidates.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

	Payments due by Period
	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating lease obligations	$2,178	$1,073	$1,105	$—	$—
Purchase obligations	$2,611	$2,611	$—	$—	$—

Royalty and License Fee Commitments

In addition, we have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement for the development and commercialization of CO-1686, we may be required to pay an additional aggregate of $115.0 million if certain clinical study objectives and regulatory approvals are achieved. Further, we may be required to pay an aggregate of up to $120.0 million in sales milestone payments if certain annual sales targets are met for CO-1686. Pursuant to our license agreements for the development of rucaparib, we may be required to pay up to an aggregate $259.7 million in milestone payments upon the successful attainment of development, regulatory and sales milestones. We are also obligated to pay to Advenchen twenty five percent of any consideration, excluding royalties, received pursuant to any sublicense agreements for lucitanib, including the agreement with Les Laboratoires Servier. The Company is obligated to pay additional consideration to the former EOS shareholders if certain future regulatory and lucitanib-related sales milestones are achieved. The estimated fair value of these payments was recorded as contingent purchase consideration on our consolidated balance sheets. The estimated fair value of the liability was $55.8 million at December 31, 2013. Finally, pursuant to terms of each of our product license agreements, we will pay royalties to our licensors on sales, if any, of the respective products.

Development and Manufacturing Agreement Commitments

We entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under this agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first twelve months of any forecast.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the rules promulgated by the SEC.

Tax Loss Carryforwards

As of December 31, 2013, we have net operating loss carryforwards of approximately $196.1 million to offset future federal income taxes. We also have federal research and development tax credit carryforwards of $50.9 million to offset future federal income taxes. The federal net operating loss carryforwards and research and development tax credit carryforwards expire at various times through 2033. We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of the Company’s public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. We do not, however, believe this limitation prevents utilization prior to expiration. It is possible that a change in ownership has occurred or will occur in the future, which may limit our NOL amounts generated since the last estimated change in ownership against future taxable income. At December 31, 2013, we recorded a 100% valuation allowance against our net deferred tax assets of approximately $136.3 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Recently Adopted Accounting Standards

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2013, we had cash and cash equivalents of $323.2 million, consisting of bank demand deposits and money market funds that primarily invest in U.S. government obligations. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available for sale securities are subject to interest rate risk and will fall in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with CROs, investigational sites, and contract manufacturers globally in which payments are performed in currencies other than the U.S. dollar. In addition, we have recorded a contingent purchase consideration liability resulting from the acquisition of EOS in November 2013. A significant portion of this liability will be settled with Euro denominated payments if certain future milestones are achieved. We may be subject to fluctuations in foreign currency rates in connection with these agreements and future contingent payments. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2013 and December 31, 2012, approximately 24% and 26%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

As of December 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the design and operation of our disclosure controls and procedures were effective.

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

We acquired Ethical Oncology Science, S.p.A. (EOS) on November 19, 2013, and our management excluded this entity from its assessment of the effectiveness of our internal control over financial reporting from the date of acquisition through December 31, 2013. The assets of EOS, excluding goodwill and intangible assets, constituted 0.7% of our total assets at December 31, 2013 and the net loss of EOS was less than 0.2% of our net loss for the year ended December 31, 2013. Management intends to complete its assessment of the effectiveness of internal controls over financial reporting for the acquired business within one year of the date of the acquisition.

As of December 31, 2013, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. In making its assessment, management used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management determined that, as of December 31, 2013, we maintained effective internal control over financial reporting based on those criteria.

In addition, the effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Clovis Oncology, Inc.

We have audited Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Clovis Oncology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Ethical Oncology Science, S.p.A. (EOS), which is included in the 2013 consolidated financial statements of Clovis Oncology Inc. and, excluding goodwill and intangible assets, constituted 0.7% of consolidated total assets as of December 31, 2013 and 0.2% of consolidated net loss for the year then ended. Our audit of internal control over financial reporting of Clovis Oncology, Inc. also did not include an evaluation of the internal control over financial reporting of EOS.

In our opinion, Clovis Oncology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clovis Oncology, Inc., a corporation in the development stage, as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and for the period from April 20, 2009 (Inception) to December 31, 2013 and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 28, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2014 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2014 Proxy Statement, which we expect to file with the SEC no later than April 30, 2014.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2014 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2014 Proxy Statement and is incorporated herein by reference.

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

CLOVIS ONCOLOGY, INC.

	By:	/S/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
Date: February 28, 2014		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ PATRICK J. MAHAFFY Patrick J. Mahaffy	President and Chief Executive Officer; Director (Principal Executive Officer)	February 28, 2014

/S/ ERLE T. MAST Erle T. Mast	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2014

/S/ BRIAN G. ATWOOD Brian G. Atwood	Director	February 28, 2014

/S/ M. JAMES BARRETT M. James Barrett	Director	February 28, 2014

/S/ JAMES C. BLAIR James C. Blair	Director	February 28, 2014

/S/ KEITH FLAHERTY Keith Flaherty	Director	February 28, 2014

/S/ GINGER L. GRAHAM Ginger L. Graham	Director	February 28, 2014

/S/ PAUL KLINGENSTEIN Paul Klingenstein	Director	February 28, 2014

/S/ EDWARD J. MCKINLEY Edward J. McKinley	Director	February 28, 2014

/S/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	February 28, 2014

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Clovis Oncology, Inc.

We have audited the accompanying consolidated balance sheets of Clovis Oncology, Inc., a corporation in the development stage, as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 and for the period from April 20, 2009 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clovis Oncology, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013 and for the period from April 20, 2009 (Inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 28, 2014

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Statements of Operations

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Cumulative from April 20, 2009 (Inception) to December 31, 2013
	(in thousands, except per share amounts)
Revenues	$—	$—	$—	$—
Operating Expenses:
Research and development	66,545	58,894	40,726	190,250
General and administrative	16,567	10,638	6,860	40,576
Accretion of contingent purchase consideration	405	—	—	405
Acquired in-process research and development	250	4,250	7,000	36,585

Total expenses	83,767	73,782	54,586	267,816

Operating loss	(83,767)	(73,782)	(54,586)	(267,816)
Other income (expense), net	(713)	(228)	(957)	(1,146)

Loss before income taxes	(84,480)	(74,010)	(55,543)	(268,962)
Income tax (expense) benefit	(52)	27	(27)	(52)

Net loss	$(84,532)	$(73,983)	$(55,570)	$(269,014)

Basic and diluted net loss per common share	$(2.95)	$(2.97)	$(14.42)	$(21.26)

Basic and diluted weighted average common shares outstanding	28,672	24,915	3,854	12,655

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Statements of Comprehensive Loss

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012	For the Year Ended December 31, 2011	Cumulative from April 20, 2009 (Inception) to December 31, 2013
	(in thousands)
Net loss	$(84,532)	$(73,983)	$(55,570)	$(269,014)
Other comprehensive income
Foreign currency translation adjustments	4,643	6	47	4,696
Net unrealized gain (loss) on available for sale securities	—	(2)	(40)	—

Other comprehensive income	4,643	4	7	4,696

Comprehensive loss	$(79,889)	$(73,979)	$(55,563)	$(264,318)

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	December 31,
	2013	2012
	(in thousands, except for share amounts)
Assets
Current assets:
Cash and cash equivalents	$323,228	$144,097
Prepaid research and development expenses	976	116
Other current assets	4,392	659

Total current assets	328,596	144,872
Property and equipment, net	955	1,084
Intangible assets	244,518	—
Goodwill	74,811	—
Other assets	755	38

Total assets	$649,635	$145,994

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,420	$2,297
Accrued research and development expenses	12,548	7,161
Other accrued expenses	3,984	2,702

Total current liabilities	20,952	12,160
Contingent purchase consideration	55,754	—
Deferred income taxes, net	74,955	—
Other non-current liabilities	88	338

Total liabilities	151,749	12,498

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2013 and 2012, respectively	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at December 31, 2013 and 2012, respectively; 33,897,321 and 26,207,190 shares issued and outstanding at December 31, 2013 and 2012, respectively	34	26
Additional paid-in capital	762,170	317,899
Accumulated other comprehensive income	4,696	53
Deficit accumulated during development stage	(269,014)	(184,482)

Total stockholders’ equity	497,886	133,496

Total liabilities and stockholders’ equity	$649,635	$145,994

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Income	Stage	(Deficit)
			(in thousands, except per share amounts)
Balance at April 20, 2009 (inception)	—	$—	—	$—	$—	$—	$—	$—
Issuance of common stock to founders at $.0029 per share	—	—	1,206,899	1	2	—	—	3
Issuance of convertible preferred stock; $2.00, $3.00 and $4.62 per share for series A-1, A-2 and B, respectively, net of issuance costs of $174	21,009,196	75,499	—	—	—	—	—	—
Exercise of stock options	—	—	114,659	—	33	—	—	33
Share-based compensation expense	—	—	—	—	4	—	—	4
Net loss	—	—	—	—	—	—	(17,099)	(17,099)

Balance at December 31, 2009	21,009,196	75,499	1,321,558	1	39	—	(17,099)	(17,059)
Exercise of stock options	—	—	15,518	—	29	—	—	29
Share-based compensation expense	—	—	—	—	68	—	—	68
Net unrealized gain on available for sale securities	—	—	—	—	—	42	—	42
Net loss	—	—	—	—	—	—	(37,830)	(37,830)

Balance at December 31, 2010	21,009,196	75,499	1,337,076	1	136	42	(54,929)	(54,750)
Issuance of common stock, net of issuance costs of $9,745	—	—	10,700,000	11	129,344	—	—	129,355
Exercise of stock options	—	—	336,370	—	76	—	—	76
Share-based compensation expense	—	—	—	—	1,325	—	—	1,325
Conversion of convertible promissory notes and accrued interest into common stock	—	—	2,757,788	3	35,848	—	—	35,851
Conversion of convertible preferred stock into common stock	(21,009,196)	(75,499)	7,244,523	7	75,492			75,499
Net unrealized loss on available for sale securities	—	—	—	—	—	(40)	—	(40)
Currency translation adjustment	—	—	—	—	—	47	—	47
Net loss	—	—	—	—	—	—	(55,570)	(55,570)

Balance at December 31, 2011	—	—	22,375,757	22	242,221	49	(110,499)	131,793
Issuance of common stock, net of issuance costs of $5,026	—	—	3,750,000	4	69,972	—	—	69,976
Issuance of common stock under employee stock purchase plan	—	—	12,817	—	174	—	—	174
Exercise of stock options	—	—	68,616	—	583	—	—	583
Share-based compensation expense	—	—	—	—	4,949	—	—	4,949
Net unrealized loss on available for sale securities	—	—	—	—	—	(2)	—	(2)
Currency translation adjustment	—	—	—	—	—	6	—	6
Net loss	—	—	—	—	—	—	(73,983)	(73,983)

Balance at December 31, 2012	—	—	26,207,190	26	317,899	53	(184,482)	133,496
Issuance of common stock, net of issuance costs of $15,929	—	—	3,819,444	4	259,067	—	—	259,071
Issuance of common stock related to EOS acquisition	—	—	3,713,731	4	173,650	—	—	173,654
Issuance of common stock under employee stock purchase plan	—	—	16,324	—	378	—	—	378
Exercise of stock options	—	—	140,632	—	1,671	—	—	1,671
Share-based compensation expense	—	—	—	—	9,505	—	—	9,505
Currency translation adjustment	—	—	—	—	—	4,643	—	4,643
Net loss	—	—	—	—	—	—	(84,532)	(84,532)

Balance at December 31, 2013	—	$—	33,897,321	$34	$762,170	$4,696	$(269,014)	$497,886

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

	Year Ended December 31,			Cumulative from April 20, 2009 (Inception) to December 31,
	2013	2012	2011	2013
	(in thousands)
Operating activities
Net loss	$(84,532)	$(73,983)	$(55,570)	$(269,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	250	353	185	877
Share-based compensation expense	9,505	4,949	1,325	15,851
Amortization of premiums and discounts on available for sale securities	—	10	141	471
Change in value of contingent purchase consideration	1,028	—	—	1,028
Loss on disposal of equipment	—	1,162	—	1,162
Gain on sale of available for sale securities	—	—	(16)	(34)
Non-cash acquired in-process research and development	—	—	7,000	7,000
Changes in operating assets and liabilities, net of acquisition of a business:
Prepaid and accrued research and development expenses	3,276	2,993	2,682	10,320
Other operating assets	(995)	(17)	924	(1,212)
Accounts payable	958	(758)	1,656	3,256
Other accrued expenses	(1,202)	(93)	1,845	1,405

Net cash used in operating activities	(71,712)	(65,384)	(39,828)	(228,890)
Investing activities
Purchases of property and equipment	(121)	(1,058)	(446)	(2,665)
Purchases of available for sale securities	—	—	—	(27,008)
Acquisition of business, net of cash acquired	(9,913)	—	—	(9,913)
Maturities and sales of available for sale securities	—	2,000	9,614	26,571

Net cash provided by (used in) investing activities	(10,034)	942	9,168	(13,015)
Financing activities
Proceeds from sale of convertible preferred stock, net of issuance costs	—	—	—	75,499
Proceeds from sale of common stock, net of issuance costs	259,071	69,976	129,355	458,406
Proceeds from the exercise of common stock options and employee stock purchase plan	1,771	315	1,089	3,237
Proceeds from issuance of convertible promissory notes, net of issuance costs	—	—	27,902	27,902

Net cash provided by financing activities	260,842	70,291	158,346	565,044
Effect of exchange rate changes on cash and cash equivalents	35	12	42	89

Increase in cash and cash equivalents	179,131	5,861	127,728	323,228
Cash and cash equivalents at beginning of period	144,097	138,236	10,508	—

Cash and cash equivalents at end of period	$323,228	$144,097	$138,236	$323,228

Non-cash items:
Issuance of shares for acquisition of business	$173,654	$—	$—	$173,654
Contingent consideration for acquisition of business	$55,754	$—	$—	$55,754
Conversion of convertible preferred stock to common stock	$—	$—	$75,499	$75,499
Conversion of convertible promissory notes and accrued interest to common stock	$—	$—	$35,851	$35,851
Assets recorded for which payment (has)/has not yet occurred	$(59)	$(621)	$684	$4

See accompanying notes.

CLOVIS ONCOLOGY, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Clovis Oncology, Inc. (the “Company”), a corporation in the development stage, was incorporated in Delaware on April 20, 2009, and commenced operations in May 2009. The Company is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of clinical development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of up-front payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing in-licensed compounds and their companion diagnostics, evaluating new product acquisition candidates, raising capital and corporate administrative activities. The Company has never earned revenue from these activities, and accordingly, the Company is considered to be in the development stage as of December 31, 2013.

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

On November 19, 2013, the Company acquired Ethical Oncology Science, S.p.A. (EOS), a biopharmaceutical company located in Italy. EOS owns development and commercialization rights for lucitanib, an oral, tyrosine kinase inhibitor that is currently in phase 2 clinical development. Further disclosure of this transaction is described under the EOS acquisition footnote (see note 3).

Liquidity

The Company has incurred significant net losses since inception and has relied on its ability to fund its operations through debt and equity financings and management expects operating losses and negative cash flows to continue for at least the next several years. As the Company continues to incur losses, transition to profitability is dependent upon the successful development, approval, and commercialization of its product candidates and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional cash. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2013 is sufficient to meet the cash requirements to fund planned operations through at least December 31, 2014, without additional sources of cash, although there can be no assurance that this can, in fact, be accomplished.

2. Summary of Significant Accounting Policies

Basis of Presentation

The information reported within the Company’s financial statements from April 20, 2009 to December 31, 2010 was based solely on the accounts of Clovis Oncology, Inc. Effective January 1, 2011, Clovis Oncology UK Limited, a wholly owned subsidiary of the Company, commenced operations. Effective November 19, 2013, EOS S.p.A. was acquired as a wholly owned subsidiary of the Company. All financial information presented after December 31, 2010 was consolidated and includes the accounts of the Company’s wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Subsequent events have been evaluated through the date these financial statements were filed with the Securities & Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, other comprehensive loss and related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to contingent purchase consideration, the allocation of purchase consideration, clinical trial accruals and share-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Fair Value of Financial Instruments

Cash and cash equivalents are carried at fair value (see Note 5). Financial instruments, including prepaid expenses, accounts payable and accrued liabilities, are carried at cost, which approximates fair value given their short-term nature. Contingent purchase consideration is reflected at fair value (See Note 3).

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

Intangible Assets

Intangible acquired in-process research and development assets, or IPR&D assets, were established as part of the purchase accounting of EOS and are not amortized. Amortization of these assets will commence when the useful lives of the intangible assets have been determined. IPR&D intangible assets are evaluated for impairment at least annually or more frequently if impairment indicators exist and any reduction in fair value will be recognized as an expense to the statement of operations.

Goodwill

Goodwill represents the excess of purchase price over fair value of net assets acquired in a business combination accounted for by the acquisition method of accounting and is not amortized, but subject to impairment testing at least annually or when a triggering event is identified that could indicate a potential impairment. We test our goodwill annually for impairment in the fourth quarter of each year. We are organized as a single reporting unit and perform impairment testing by comparing the carrying value of the reporting unit to the market value of the Company.

Other Current Assets

Other current assets are comprised of the following:

	December 31,
	2013	2012
Receivable from partners	$2,921	$382
VAT recoverable	950	11
Prepaid expenses and other	521	266

Other current assets	$4,392	$659

Other Accrued Expenses

Other accrued expenses are comprised of the following:

	December 31,
	2013	2012
Accrued personnel costs	$3,356	$2,441
Accrued corporate legal fees and professional services	257	63
Accrued expenses – other	371	198

Other accrued expenses	$3,984	$2,702

Contingent Consideration from Business Combinations

Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value to operating expense in the statement of operations. Changes in fair value are primarily attributed to new information about the IPR&D assets and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time or changes in the likelihood of success.

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

Acquired In-Process Research and Development Expense

The Company has acquired and expects to continue to acquire the rights to develop and commercialize new drug candidates. The up-front payments to acquire a new drug compound, as well as subsequent milestone payments, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company maintains its cash and cash equivalent balances in the form of money market accounts with financial institutions that management believes are creditworthy. The investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

Foreign Currency

The assets and liabilities of the Company’s foreign operations are translated in U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the reported periods. The resulting translation adjustments are included in accumulated other comprehensive income on the consolidated balance sheets. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to other income (expense), net in the Consolidated Statements of Operations. As of December 31, 2013 and 2012, approximately 24% and 26% of the Company’s total liabilities were denominated in currencies other than the functional currency, respectively.

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

Revenue Recognition

In the future, we may realize revenue from product sales or milestone payments associated with license agreements. Revenue will be recognized when all four recognition criteria have been met: persuasive evidence of an arrangement exists; delivery has occurred or services have been rendered; the fee is fixed or determinable; and collectability is reasonably assured. Payments that are contingent upon the achievement of a milestone will be recognized in the period in which the milestone is achieved.

Recently Adopted and Issued Accounting Standards

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

3. EOS Acquisition

On November 19, 2013, the Company acquired all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (EOS) using a combination of cash and the Company’s common stock as the initial purchase consideration. EOS was a biopharmaceutical company located in Italy that focused on the development of novel medicines for the treatment of cancer. The primary reason for the business acquisition was to obtain development and commercialization rights to lucitanib, an oral, potent, selective, tyrosine kinase inhibitor which is currently in phase 2 clinical development for the treatment of various types of cancers.

The assets acquired and liabilities assumed of EOS were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The reported consolidated balance sheet of the Company after completion of the acquisition reflects these fair values. The results of EOS operations from the date of acquisition contributed $0.1 million of net loss to the Company’s consolidated financial statements during fiscal year 2013.

The Company paid $11.8 million in cash and issued $173.7 million of common stock at acquisition date and may make additional future cash payments of $65.0 million and €115.0 million in contingent payments if certain regulatory and sales milestones are achieved. The purchase price allocation resulted in the following amounts being allocated to the assets acquired, liabilities assumed and contingent purchase consideration at the acquisition date based upon their respective fair values as summarized below (in thousands):

November 19, 2013
Current assets	$4,538
IPR&D product rights	239,900
Other noncurrent assets	17

Assets acquired	244,455
Contingent purchase consideration	(54,727)
Deferred tax liability, net	(73,539)
Other liabilities assumed	(4,118)

Net assets acquired	112,071
Goodwill	73,398

Value of cash and common stock issued	$185,469

Assets acquired include working capital, fixed assets and in process research and development (IPR&D) intangible product rights. The fair values of working capital and fixed assets were determined to approximate book values at acquisition date and goodwill recorded is not currently tax deductible.

The fair value of the IPR&D intangible product rights asset is based on two components. The first is the estimated fair value of lucitanib development and commercialization rights sublicensed by EOS to Les Laboratoires Servier (Servier). In 2012, EOS sublicensed the lucitanib rights in Europe and rest of world territories, excluding China, to Servier. The estimated fair value of these rights was $56.1 million at the date of acquisition based on probability-weighted cash flow payments due from Servier upon the achievement of certain development, regulatory and commercial milestones as well as future royalty payments resulting from the sale of lucitanib in the sublicensed territories. The second component was based on the fair value of the expected net cash flows for the development and commercialization rights of lucitanib in the United States and Japan held by EOS at acquisition. The estimated fair value of $183.8 million for these rights was based on probability-weighted net cash flows of the anticipated lucitanib development and sales activities. Net cash flows were discounted at a risk-adjusted rate of 18.9%.

Key assumptions used in the discounted cash flow models include estimates related to the timing of development, probability of development and regulatory success, sales and commercialization factors, estimated product life and the inherent difficulties of estimating future development and commercial events.

The excess purchase price over the fair value of amounts assigned to the assets acquired and liabilities assumed represent the goodwill resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. Goodwill was recorded as a noncurrent asset to the Consolidated Balance Sheets and is not amortized, but is subject to review for impairment annually.

The Company is obligated to pay additional consideration to the former EOS shareholders if certain future regulatory and lucitanib-related sales milestones are achieved. The estimated fair value of these payments have been recorded as contingent purchase consideration on the accompanying consolidated balance sheet as of December 31, 2013. The initial estimated fair value of the contingent purchase consideration was $54.7 million at acquisition date, which was determined based on assumptions described below. The Company updates its assumptions at each reporting period using new information related to the progress toward the payment milestones and records such amounts at their estimated fair value until such consideration payments are satisfied or terminated.

As further described in Note 12, in 2012, EOS sublicensed development and commercialization rights for lucitanib for certain territories to Les Laboratoires Servier. Pursuant to this agreement, the Company is eligible to receive future milestone payments based on the achievement of development, regulatory and sales milestones. Certain of the contingent consideration payments owed from the Company to the former EOS shareholders are tied to the receipt of milestone payments from Servier.

A summary of the contingent payment obligations related to the EOS acquisition is as follows (in thousands and payment currency):

Amount
Initial approval of a New Drug Application for lucitanib in the U.S.	$65,000

Obligations associated with the receipt of milestone payments from Servier:
Initial filing of a Marketing Authorization Application (MAA) for lucitanib in the E.U.	€15,000
Initial approval of an MAA for lucitanib in the E.U.	€45,000
Initial achievement of lucitanib net sales in Servier licensed territory of €500 million in any four consecutive quarters	€55,000

Total	€115,000

The fair value of the Marketing Authorization filing and approval obligations of $52.5 million was based on the discounting of the probability-weighted future milestone payments using an estimated borrowing rate ranging from 5.2% to 5.8%, which represents our estimated borrowing rate for the various terms the payment obligations are expected to be outstanding. The sales milestone fair value of $2.2 million was based on the probability-weighted future milestone payment using the risk-adjusted discount rate of 18.7%. The estimated milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to approximately $223.2 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at December 31, 2013. The contingent consideration is classified as a long term liability and was measured at fair value at the date of acquisition.

Subsequent to the acquisition date, the fair value of the contingent consideration arrangement is evaluated and changes in fair value are recognized as an operating expense. Changes to fair value of the contingent purchase consideration will generally result from updated information related to the progress of lucitanib development and the passage of time. In the absence of new development information, changes in fair value will reflect only the passage of time and changes in the likelihood of success as development progresses toward the achievement of the future milestone payments. At December 31, 2013, the balance of the contingent consideration was $55.8 million, an increase of $1.0 million from the fair value established at acquisition. Accretion of the balance due to the passage of time amounted to $0.4 million of the change and the remaining difference of $0.6 million was the result of a foreign currency loss resulting from the revaluation of the contingent payments denominated in Euro to the US dollar at December 31, 2013.

Pro Forma Information

The following table presents unaudited pro forma statement of operations’ information as if the acquisition date of EOS had occurred on January 1, 2012 (in thousands):

	Unaudited Pro Forma Consolidated Results
	Year Ended December 31,
	2013	2012
Total revenue	$—	$58,028
Net loss	$(87,300)	$(49,114)
Basic and diluted net loss per common share	$(2.73)	$(1.72)

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Laboratory, manufacturing and office equipment	$621	$555
Furniture and fixtures	524	516
Computer hardware and software	398	381
Leasehold improvements	140	140

Total property and equipment	1,683	1,592
Less: accumulated depreciation	(728)	(508)

Property and equipment, net	$955	$1,084

Depreciation expense related to property and equipment was $250,000, $353,000, $185,000 and $877,000 for the years ended December 31, 2013, 2012, and 2011, respectively, and for the period from April 20, 2009 (inception) to December 31, 2013.

5. Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The three levels of inputs that may be used to measure fair value include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. The Company’s Level 1 assets and liabilities consist of money market investments.

Level 2:	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company does not have Level 2 assets and liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets. The contingent purchase consideration related to the undeveloped lucitanib product rights acquired in 2013 with the purchase of Ethical Oncology Science, S.p.A. (EOS) is a level 3 liability. The fair value of this liability is based on unobservable inputs and includes valuations for which there is little, if any, market activity.

The following table identifies the Company’s assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Money market	$318,886	$318,886	$—	$—

Total assets at fair value	$318,886	$318,886	$—	$—

Liabilities:
Contingent purchase consideration	$55,754	$—	$—	$55,754

Total liabilities at fair value	$55,754	$—	$—	$55,754

December 31, 2012
Money market	$135,385	$135,385	$—	$—

Total assets at fair value	$135,385	$135,385	$—	$—

There were no security transfers between Levels 1 and 2 for the year ended December 31, 2013. Additional information related to the change in the Level 3 fair value of contingent purchase consideration is disclosed under Note 3, EOS Acquisition.

6. Goodwill

The acquisition of EOS S.p.A. in November 2013 generated goodwill of $73.4 million which translates to $74.8 million at December 31, 2013 due to changes in foreign currency (see Note 3). No impairment to the carrying value of this goodwill was identified as of December 31, 2013.

7. Convertible Promissory Notes

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

8. Convertible Preferred Stock and Stockholders’ Equity

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

In November 2013, the Company issued 3,713,731 shares of its common stock at a value of $173.7 million to acquire all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (EOS).

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

9. Accumulated Other Comprehensive Loss

The components of other comprehensive income consist of changes in net unrealized gains (losses) on marketable securities classified as available-for-sale and changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency.

The accumulated balances related to each component of other comprehensive income are summarized as follows (in thousands):

	Net Unrealized Gains (Losses) From Marketable Securities	Foreign Currency Translation Adjustment	Total Accumulated Other Comprehensive Income
Balance December 31, 2011	$2	$47	$49
Period change	(2)	6	4

Balance December 31, 2012	—	53	53
Period change	—	4,643	4,643

Balance December 31, 2013	$—	$4,696	$4,696

The period change between December 31, 2013 and 2012, respectively, is due mainly to the currency translation of the IPR&D intangible assets associated with the acquisition of EOS in November 2013 (see Note 3).

10. Share-Based Compensation

Stock Options

In May 2009, the Company’s Board of Directors approved the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provided for the granting of stock options and other share-based awards, including restricted stock, stock appreciation rights and restricted stock units to its employees, directors and consultants. Common shares authorized for issuance under the 2009 Plan were 1,320,853 and 1,330,509 at December 31, 2013 and 2012, respectively. Options to purchase common stock under the 2009 Plan were designated as incentive stock options or non-statutory stock options. Stock options granted under this 2009 Plan vest over either a one-year period or three-year period for Board of Director grants and over a four-year period for employee grants and expire 10 years from the date of grant. Upon the closing of the Company’s initial public offering in November 2011, the 2009 Plan was closed resulting in the termination of new grants from this plan and the transfer of all shares available for future issuance to the 2011 Stock Incentive Plan. Future forfeitures and cancellations of options previously granted under the 2009 Plan will be transferred to the 2011 Stock Incentive Plan and will be available for grant under the 2011 Plan.

In August 2011, the Company’s Board of Directors approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of the Company’s initial public offering in November 2011. The 2011 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its employees, directors and consultants. Common shares authorized for issuance under the 2011 Plan were 3,536,754 and 2,473,592 at December 31, 2013 and 2012, respectively, which represents the initial reserve of 1,250,000 shares of common stock plus 187,768 shares of common stock remaining for future grant from the 2009 Equity Incentive Plan and 2,098,986 new shares authorized by the Board of Directors at the annual meetings of stockholders. Stock options granted to date vest over either a one-year period or three-year period for Board of Director grants or over a four-year period for employee grants and expire 10 years from the date of grant.

Share-based compensation expense for the years ended December 31, 2013, 2012 and 2011, respectively, and the cumulative period from April 20, 2009 to December 31, 2013 has been recognized in the accompanying Statements of Operations as follows (in thousands):

	Year Ended December 31,			Cumulative Period from April 20, 2009 (Inception) to December 31,
	2013	2012	2011	2013
Research and development	$4,289	$2,391	$608	$7,341
General and administrative	5,216	2,558	717	8,510

Total share-based compensation expense	$9,505	$4,949	$1,325	$15,851

The Company did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2013, 2012 and 2011 and the cumulative period from April 20, 2009 (Inception) to December 31, 2013, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of December 31, 2013. No share-based compensation expense was capitalized on our Consolidated Balance Sheets as of December 31, 2013 and December 31, 2012.

The following table summarizes the activity relating to the Company’s options to purchase common stock:

	Option Shares Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	1,599,044	$14.05
Granted	1,091,158	30.07
Exercised	(140,632)	9.91
Forfeited	(29,400)	16.75

Balance at December 31, 2013	2,520,170	$21.19	8.30	$100,368,297

Vested and expected to vest at December 31, 2013	2,361,531	$20.79	8.25	$94,930,587

Vested at December 31, 2013	913,325	$14.11	7.47	$42,566,940

The aggregate intrinsic value in the tables above represents the pretax intrinsic value, based on our closing stock price of $60.27 as of December 31, 2013, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date. The following table summarizes information about stock options as of and for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Weighted-average grant-date fair value per share	$18.59	$15.00	$8.62
Intrinsic value of options exercised	$6,114,436	$954,927	$505,806
Cash received from stock option exercises	$1,393,053	$141,182	$1,088,737

The 2009 Plan allows for the option holder to exercise stock option shares prior to the vesting of the option. The shares acquired from an early exercise are subject to repurchase if the option holder terminates employment or service with the Company. The number of unvested common shares at the point of termination will be repurchased by the Company at the stated exercise price of the option. The number of common shares which were exercised prior to vesting was 90,061 and 191,092 at December 31, 2013 and December 31, 2012, respectively. The number of early exercised shares expected to vest using estimated forfeiture rates over the remaining service period of the option term was 89,664 and 153,455 at December 31, 2013 and December 31, 2012, respectively.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model using the weighted-average assumptions provided in the following table:

	Year Ended December 31,
	2013	2012	2011
Risk-free interest rate(a)	1.16%	1.14%	2.13%
Dividend yield	—	—	—
Volatility(b)	69%	71%	74%
Expected term (years)(c)	6.2	6.3	6.0

(a)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(b)	Volatility: The expected volatility was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.
(c)	Expected life: The expected life of the award was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.

Unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, was $19.8 million at December 31, 2013. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 2.5 years at December 31, 2013.

Common Stock Reserved for Issuance

As of December 31, 2013, the Company reserved shares of common stock for future issuance as follows:

	Options Outstanding	Available for Grant or Future Issuance	Total Shares of Common Stock Reserved
2009 Equity Incentive Plan	690,993	—	690,993
2011 Stock Incentive Plan	1,829,177	1,661,642	3,490,819
2011 Employee Stock Purchase Plan	—	421,885	421,885

	2,520,170	2,083,527	4,603,697

Employee Stock Purchase Plan

In August 2011, our Board of Directors approved the Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, (the “Purchase Plan”). Each year, on the date of our annual meeting of stockholders and at the discretion of our board of directors, the amount of shares reserved for issuance under the Purchase Plan may be increased by up to the lesser of (1) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock, (2) 344,828 shares of our common stock and (3) a lesser number of shares as approved by the board. The Purchase Plan provides for consecutive 6-month offering periods, during which participating employees may elect to have up to 10% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock is 85% of the lower of the fair market value of a share of common stock on the first trading date of each offering period or the fair market value of a share of common stock on the last trading day of the offering period. The Purchase Plan will terminate on August 24, 2021, the tenth anniversary of the date of initial adoption of the Purchase Plan. We sold 16,324 and 12,817 shares to employees in 2013 and 2012, respectively. There were 421,885 shares available for sale under the Purchase Plan as of December 31, 2013. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2013 and 2012 was $10.37 and $13.60 per share, respectively. The total share-based compensation expense recorded as a result of the Purchase Plan was approximately $169,000 and $104,000 during the years ended December 31, 2013 and 2012, respectively.

The fair value of purchase awards granted to our employees during the years ended December 31, 2013 and 2012, respectively, was estimated using the Black-Scholes option pricing model using the weighted-average assumptions provided in the following table:

	2013	2012
Risk-free interest rate(a)	0.09%	0.15%
Dividend yield	—	—
Volatility(b)	72%	72%
Expected term (years)(c)	0.5	0.5

(a)	Risk-free interest rate: The rate is based on the US Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right.
(b)	Volatility: The expected volatility was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.
(c)	Expected life: The expected life of the award represents the six-month offering period for the Purchase Plan.

11. Commitments

The Company leases office space in Boulder, Colorado, San Francisco, California, Cambridge, U.K., and Milan, Italy under non-cancelable operating lease agreements. The lease agreements contain periodic rent increases that result in the Company recording deferred rent over the term of certain leases. Rental expense under these leases was approximately $1.1 million, $849,000 and $788,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and $3.4 million from April 20, 2009 (inception) to December 31, 2013. Future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are provided below (in thousands):

December 31, 2013
2014	$1,073
2015	1,044
2016	61
2017	—
2018	—

Total future minimum lease payments	$2,178

Development and Manufacturing Agreement Commitments

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the Development and Manufacturing Agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first twelve months of any forecast. During the year ended December 31, 2013, $6.4 million of purchases were performed under this agreement. As of December 31, 2013, $2.6 million of purchase commitments exist under this agreement.

12. License Agreements

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

Rucaparib

In June 2011, the Company entered into a worldwide license agreement with Pfizer Inc. to acquire exclusive development and commercialization rights to Pfizer’s drug candidate known as rucaparib. This drug candidate is a small molecule inhibitor of poly (ADP-ribose) polymerase, or PARP, which the Company is developing for the treatment of selected solid tumors. Pursuant to the terms of the license agreement, the Company made an up-front payment by issuing to Pfizer a $7.0 million convertible promissory note due in 2012. Upon completion of the Company’s initial public offering in November 2011, the principal balance and all accrued and unpaid interest due on this note of $7.2 million was converted into 551,222 shares of common stock. The Company is responsible for all development and commercialization costs of rucaparib and, if approved, Pfizer will receive royalties on the net sales of the product. In addition, Pfizer is eligible to receive up to $259.0 million of further payments, in aggregate, if certain development, regulatory and sales milestones are achieved.

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

Lucitanib

On November 19, 2013, the Company acquired all of the issued and outstanding capital stock of Ethical Oncology Science, S.p.A., an Italian corporation (EOS), and gained rights to develop and commercialize lucitanib, an oral, selective tyrosine kinase inhibitor. As further described below, EOS licensed the worldwide rights, excluding China, to develop and commercialize lucitanib from Advenchen Laboratories LLC. Subsequently, rights to develop and commercialize lucitanib in markets outside the U.S. and Japan were sublicensed by EOS to Les Laboratoires Servier in exchange for upfront milestone fees, royalties on sales of lucitanib in the sublicensed territories, and research and development funding commitments.

Advenchen Laboratories LLC

In October 2008, EOS entered into an exclusive license agreement with Advenchen Laboratories LLC (Advenchen) to develop and commercialize lucitanib on a global basis, excluding China. The Company is obligated to pay Advenchen royalties on net sales of lucitanib, based on the volume of annual net sales achieved. In addition, the Company is obligated to pay to Advenchen twenty five percent of any consideration, excluding royalties, received pursuant to any sublicense agreements for lucitanib, including the agreement with Les Laboratoires Servier.

Les Laboratoires Servier

In September 2012, EOS entered into a collaboration and license agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier (Servier) whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan, and China. In exchange for these rights, EOS received an upfront payment and is entitled to receive additional payments on the achievement of specified development, regulatory and commercial milestones up to €100.0 million in the aggregate. In addition, the Company is entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, which, in the aggregate, could total €250.0 million. The Company is also entitled to receive royalties on net sales of lucitanib by Servier.

The Company and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for all of the initial global development costs under the agreed upon plan up to €80.0 million. Cumulative global development costs, if any, in excess of €80.0 million will be shared equally between the Company and Servier. At December 31, 2013, a receivable balance of $2.9 million was recorded by the Company for reimbursement by Servier for development activities performed under the global development plan. Reimbursement for expenses incurred under the plan are recorded as a reduction to research and development expense.

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

On November 12, 2012, the Company reported negative results from a pivotal study for CO-101. Based on the results of the study, the Company has ceased development of CO-101 and terminated the license agreement.

13. Net Loss Per Common Share

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year Ended December 31,			Cumulative from April 20, 2009 (Inception) to
	2013	2012	2011	December 31, 2013
Common shares under option	2,344	826	935	2,344

Total potential dilutive shares	2,344	826	935	2,344

14. Income Taxes

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal income tax (benefit) at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(3.0)	(3.8)	(3.6)
Tax credits	(15.5)	(12.5)	(13.4)
Other	2.1	1.5	(2.7)
Change in valuation allowance	50.5	48.8	53.7

Effective income tax rate	0.1%	—%	—%

The current income tax expense for the year ended December 31, 2013 of $52,000 was due to international taxes generated by a foreign subsidiary of the Company.

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforward	$76,889	$53,860
Tax credit carryforwards	53,336	31,999
Product acquisition costs	4,163	4,417
Share-based compensation expense	3,802	1,286
Accrued liabilities and other	975	123

Total deferred tax assets	139,165	91,685
Valuation allowance	(136,324)	(91,448)

Deferred tax assets, net of valuation allowance	2,841	237
Deferred tax liabilities:
Foreign IPR&D intangible assets	(76,779)	—
Prepaid expenses and other	(1,017)	(237)

Total deferred tax liabilities	(77,796)	(237)

Net deferred tax asset (liability)	$(74,955)	$—

In November 2013, the Company acquired all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (EOS). As part of this purchase transaction, certain intangible in-process R&D assets were recorded for financial reporting purposes that had no tax basis in the foreign jurisdiction. A deferred tax liability was established for this basis difference, tax effected at the enacted foreign corporate tax rate.

The realization of deferred tax assets is dependent upon a number of factors including future earnings, the timing and amount of which is uncertain. A valuation allowance was established for the net deferred tax asset balance due to management’s belief that the realization of these assets is not likely to occur in the foreseeable future. The Company recorded an increase to the valuation allowance of $44.9 million and $36.1 million during the years ended December 31, 2013 and 2012, respectively, due primarily to an increase in net operating loss carryforwards and tax credit carryforwards.

At December 31, 2013, the Company had approximately $196.1 million, $287.1 million and $6.6 million of U.S. federal, state and foreign net operating loss carryforwards, respectively. The U.S. net operating losses will expire from 2029 to 2033 if not utilized. Included in the U.S. net operating loss was approximately $4.9 million of stock compensation expense, the benefit of which, if realized, will be an increase to additional paid in capital and a reduction to taxes payable. In addition, the Company has research and development and orphan drug tax credit carryforwards of $50.9 million that will expire from 2029 through 2033 if not utilized.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of the Company’s public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. We do not, however, believe this limitation will prevent the utilization of the federal NOL or credit carryforward prior to expiration, at this time. It is possible that a change in ownership will occur in the future, which limit the NOL amounts generated since the last estimated change. The Company’s federal and state income taxes for the period from inception to December 31, 2013 remain open to an audit.

Tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured at the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has not identified any significant uncertain tax positions that require recognition in our financial statements. Our evaluation was performed from inception through December 31, 2013.

The Company may be assessed interest and penalties related to the settlement of tax positions and such amounts will be recognized within income tax expense, when assessed. To date, no interest and penalties have been recognized by the Company.

15. Employee Benefit Plan

In 2010, the Company established a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for its U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. The Company matches contributions up to 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was $368,000, $295,000 and $181,000 for the years ended December 31, 2013, 2012 and 2011, respectively, and $948,000 from April 20, 2009 (inception) to December 31, 2013. The Company’s international employees participate in retirement plans governed by the local laws in effect for the country in which they reside. The Company made matching contributions to international employees of $81,000, $76,000 and $64,000 for the year ended December 31, 2013, 2012 and 2011, respectively, and $262,000 from April 20, 2009 (inception) to December 31, 2013.

16. Subsequent Events

The Company has evaluated subsequent events after the balance sheet date of December 31, 2013 and up to the date the Company filed this Annual Report.

17. Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2013 and 2012 were as follows (in thousands):

	(In thousands, except per share data)
	March 31, 2013	June 30, 2013(2)	Sept. 30, 2013	Dec. 31, 2013(3)	March 31, 2012	June 30, 2012(1)	Sept. 30, 2012	Dec. 31, 2012
Revenues	$—	$—	$—	$—	$—	$—	$—	$—
Expenses:
Research and development	12,122	15,816	16,063	22,544	12,562	12,590	15,458	18,284
General and administrative	3,218	3,492	4,312	5,545	2,425	2,680	2,762	2,771
Accretion of contingent purchase consideration	—	—	—	405	—	—	—	—
Acquired in-process research and development	250	—	—	—	4,000	250	—	—

Operating loss	(15,590)	(19,308)	(20,375)	(28,494)	(18,987)	(15,520)	(18,220)	(21,055)
Other income (expense), net	(78)	(33)	55	(657)	(4)	(172)	(48)	(4)

Loss before income taxes	(15,668)	(19,341)	(20,320)	(29,151)	(18,991)	(15,692)	(18,268)	(21,059)
Income tax (expense) benefit	—	—	—	(52)	(8)	35	—	—

Net loss	$(15,668)	$(19,341)	$(20,320)	$(29,203)	$(18,999)	$(15,657)	$(18,268)	$(21,059)

Net loss per share: basic and diluted	$(0.60)	$(0.72)	$(0.68)	$(0.92)	$(0.86)	$(0.61)	$(0.71)	$(0.81)

Weighted average shares: basic and diluted	26,034	26,717	30,047	31,811	22,041	25,744	25,906	25,948

(1)	In April 2012, the Company sold 3,750,000 shares of its common stock in a public offering at $20.00 per share. The net offering proceeds realized after deducting offering expenses and underwriters’ discounts and commissions was $70.0 million.
(2)	In June 2013, the Company sold 3,819,444 shares of its common stock in a public offering at $72.00 per share. The net offering proceeds realized after deducting offering expenses and underwriters’ discounts and commissions was $259.1 million.
(3)	In November 2013, the Company acquired EOS S.p.A. EOS S.p.A. expenses have been included in the Q4 2013 amounts as of the acquisition date of November 19, 2013.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(1)	Clovis Oncology Inc. Investor Rights Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and certain investors named therein.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.21+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.22+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.23+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.24+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.25+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.26+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.27+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.28+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

1

Exhibit Number	Exhibit Description

10.29+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.30+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.31(7)	Stock Purchase Agreement, dated as of November 19, 2013, by and among the Company, EOS, the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.32(7)	Registration Rights Agreement, dated as of November 19, 2013, by and between the Company and the Sellers signatory thereto.

10.33*(7)	Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.p.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.34*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

21.1	List of Subsidiaries of Clovis Oncology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

2