Form 10-K
period 2014-12-31
Clovis Oncology, Inc.
filed 2015-02-27
CIK 1466301

!

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2014.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second quarter, was approximately $869,745,742 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date of $41.41 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 20, 2015 was 34,017,885.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2015 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We are currently developing three product candidates:

●

Rociletinib, an oral epidermal growth factor receptor (“EGFR”), mutant-selective covalent inhibitor that is in advanced clinical development for the treatment of non-small cell lung cancer (“NSCLC”) in patients with activating EGFR mutations, as well as the primary resistance mutation, T790M;

●	Rucaparib, an oral inhibitor of poly (ADP-ribose) polymerase (“PARP”) that is currently in advanced clinical development for the treatment of ovarian cancer; and
●

Lucitanib, an oral, potent inhibitor of the tyrosine kinase activity of fibroblast growth factor receptors 1-3 (“FGFR1-3”), vascular endothelial growth factor receptors 1-3 (“VEGFR1-3”) and platelet-derived growth factor receptors alpha and beta (“PDGFR a/ß”) that is currently in Phase II development for the treatment of breast and lung cancers.

We hold global development and commercialization rights for rociletinib and rucaparib. For lucitanib, we hold development and commercialization rights in the U.S. and Japan and have sublicensed rights to Europe and rest of world markets, excluding China, to Les Laboratoires Servier (“Servier”).

We have built our organization to support innovative oncology drug development for the treatment of specific subsets of cancer populations. To implement our strategy, we have assembled an experienced team with core competencies in global clinical development and regulatory operations in oncology, as well as conducting collaborative relationships with companies specializing in companion diagnostic development. We are focused on building a commercial organization to market, distribute, commercialize and sell our products upon regulatory approval in the U.S. and Europe and intend to identify partners and local distributors in other markets. In preparation for our first New Drug Application (“NDA”), which we expect to file in mid-2015, we are in the process of establishing our U.S. commercial organization.

Product Candidates

We are developing each of our product candidates for selected patient subsets and collaborating with partners for companion diagnostic development. The following table summarizes the status of our pipeline:

Preclinical/Discovery
Phase I
Phase II
Phase III
Rociletinib
(CO-1686)
EGFR Inhibitor
TIGER-X Registration – EGFR-mutated NSCLC – Expansion Cohorts
TIGER-1 Registration – 1st line EGFR-mutated NSCLC
TIGER-2 Registration – 2nd line EGFR-mutated NSCLC
TIGER-3 Registration – 3rd line or later EGFR-mutated NSCLC
QIAGEN T790M Diagnostic
Rucaparib
PARP Inhibitor
Ovarian Cancer – Expansion Cohort
ARIEL2 Registration – Ovarian Cancer (treatment)
ARIEL3 Registration – Ovarian Cancer (maintenance)
RUCAPANC – BRCA-mutated Pancreatic Cancer
Foundation Medicine BRCA & HRD Diagnostic
Lucitanib
FGFR1-3, VEGFR1-3,
PDGFRα/β Inhibitor
Breast Cancer
Lung Cancer
FINESSE – Breast Cancer (Servier)
Advanced Solid Tumors (Servier)
INES – Breast Cancer + Fulvestrant (Servier)
Enrolling
Not yet enrolling
Diagnostic

Rociletinib - an Oral EGFR Mutant-Selective Inhibitor

Overview

Rociletinib is a novel, oral, small molecule selective covalent inhibitor of the cancer-causing mutant forms of EGFR for the treatment of NSCLC. Rociletinib is being evaluated in a global clinical development program in patients with mutant EGFR NSCLC. Because rociletinib targets both the initial activating EGFR mutations, as well as the primary resistance mutation, T790M, it has the potential to treat NSCLC patients with EGFR mutations both as a first-line or second- or later-line therapy.

In May 2010, we in-licensed rociletinib from Avila Therapeutics, Inc. (now Celgene Avilomics Research Inc., part of Celgene Corporation). In May 2014, rociletinib received “Breakthrough Therapy” designation from the U.S. Food and Drug Administration (“FDA”) for the treatment of patients with EGFR mutation-positive NSCLC, whose disease has progressed on prior EGFR-directed therapy due to T790M-mediated acquired drug resistance. We intend to file applications for marketing approvals for rociletinib in the U.S. and E.U. in mid-2015.

Market Overview - Resistance to EGFR Tyrosine Kinase Inhibitors (“TKIs”) Represents an Unmet Medical Need

Lung Cancer and EGFR TKIs. According to the American Cancer Society, in 2014, there were an estimated 224,000 new cases of lung cancer in the United States, making it one of the most common types of cancer. In addition, according to GLOBOCAN, in 2012, there were an estimated 313,000 new cases of lung cancer in the European Union and an estimated 95,000 new cases in Japan. Lung cancer typically presents relatively late in its clinical course, when locally-directed therapy (surgery and radiation) is not curative.

Lung cancer is typically divided into two groups based upon the histologic appearance of the tumor cells (small cell and non-small cell lung cancer), each of which is treated with distinct chemotherapeutic approaches. According to the American Cancer Society, NSCLC accounts for approximately 85% of lung cancer cases. The standard of care for treatment of advanced or metastatic NSCLC has historically been a cytotoxic chemotherapy doublet of platinum plus paclitaxel. In the last few years, in a subset of NSCLC patients, Avastin® (bevacizumab) has been shown to prolong survival when added to the chemotherapy doublet, and Alimta® (pemetrexed) has replaced paclitaxel on the basis of improved tolerability and ease of administration. Despite these additions, patients with locally advanced or metastatic NSCLC have five-year survival rates of just 26% and 4%, respectively, according to the Survival Epidemiology and End Results program of the National Cancer Institute.

Approximately 10 years ago, small molecule inhibitors of the tyrosine kinase activity of EGFR were introduced into the treatment of lung cancer. The growth-promoting EGFR was known to be frequently expressed on lung cancer cells, often at high levels, and preclinical work had suggested that EGFR TKIs, such as gefitinib and erlotinib, could provide effective cancer therapy in certain patient subsets. Iressa® (gefitinib) and Tarceva® (erlotinib) were approved by the FDA in 2003 and 2004, respectively, for patients who had failed to respond to conventional chemotherapy.

In 2004, it was discovered that the subset of NSCLC patients who experienced dramatic clinical responses to EGFR TKIs had activating mutations in the EGFR gene in their lung cancer tissue, typically either a point mutation in exon 21 (L858R) or a deletion mutation in exon 19 (del(19)). It became clear that the EGFR TKIs potently inhibited the mutant EGFR proteins, switching off their activity and causing dramatic tumor shrinkage in patients. This is an example of “oncogene addiction,” whereby a single gene mutation (EGFR in this case) is absolutely necessary for the proliferation and/or survival of a tumor cell. A corollary of this situation is that inhibition of that single gene product (in this case with TKIs) is therapeutic and drives tumor shrinkage. It was subsequently shown in a study conducted by Jeffrey A. Engelman, et al. published in Clinical Cancer Research in 2008 that EGFR mutations generate tumors with adenocarcinoma histology and are found in approximately 10% to 15% of Caucasian NSCLC patients and 30% to 35% of East Asian NSCLC patients.

The original approvals of the TKIs made no reference to patient selection, but these more recent data have suggested that the majority, if not all, of their therapeutic benefit can be attributed to the subset of patients with activating EGFR mutations. During 2013, the FDA approved Gilotrif ® (afatinib) and expanded the label for Tarceva® (erlotinib) for the first-line treatment of patients with metastatic non-small cell lung cancer whose tumors have activating EGFR mutations, as detected by FDA-approved tests.

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

An early approach to therapy for this important resistance mutation was to develop covalent inhibitors, drugs that bind irreversibly through a covalent bond to their receptor target and permanently inactivate it. There is a specific location on the EGFR protein, a cysteine residue, which is close to the protein’s active site and is where most covalent drugs bind in order to achieve their inhibitory effect. Both dacomitinib, which is currently in advanced clinical development, and Gilotrif ® (afatinib) bind to this cysteine residue in EGFR, and are referred to as “second-generation” TKIs. Both drugs have been tested in patients with the T790M mutation in their EGFR, but no meaningful clinical responses have been reported to date. We believe the likely explanation for these results is that these drugs are extremely potent inhibitors of the normal form of the EGFR and cause toxicity in the skin (rash) and intestine (diarrhea), which limits dosing significantly. Patients appear to be unable to tolerate the dose of drug needed to inhibit the T790M mutant EGFR in a lung tumor. Consequently, at present, patients who develop TKI resistance receive standard cytotoxic chemotherapy that carries toxicity and only modest palliative efficacy, and all patients will ultimately succumb to their disease. Thus, patients with mutant EGFR-related NSCLC who also carry the T790M mutation represent a defined subset of patients with a clear unmet medical need.

Design of Rociletinib - a Targeted Covalent Drug

Most human diseases are rooted in the abnormal activity of certain proteins. Traditional small molecule drugs, while able to inhibit disease-causing proteins, are generally only able to form transient binding interactions with the disease targets and are thus considered reversible. A covalent drug, however, forms a strong and durable bond with its protein target, known as a covalent bond. A targeted covalent drug is designed to form its covalent bond in a highly directed and controlled manner with a specific site on the disease target. This directed bond formation is key to achieving a distinct selectivity profile that is difficult to achieve with traditional reversible small molecules. Rociletinib was developed using a proprietary platform to purposefully and systematically design and develop targeted covalent inhibitors.

Rociletinib was designed by identifying a site on the EGFR protein where a covalent bond could be formed and, using proprietary drug design techniques, modeling chemical structures that could selectively form a bond with this site. These molecules were then synthesized and tested in assays to verify their ability to form targeted covalent bonds and to potently inhibit the mutant forms of EGFR and also to demonstrate that covalent bonds were not formed indiscriminately with other targets.

Clinical Development

We designed an accelerated clinical development program for rociletinib and we are pursuing its development as both a second-line or later treatment for EGFR-mutated NSCLC patients who become resistant to TKIs due to the emergence of the T790M mutation, and potentially, as a first-line treatment for EGFR-mutated NSCLC. We are also exploring rociletinib’s utility for progressing EGFR-mutated NSCLC patients who do not express the T790M mutation (T790M-negative patients).

We initiated our first Phase I/II study of rociletinib in the first quarter of 2012 in patients with metastatic or unresectable recurrent NSCLC and a documented EGFR mutation. Patients were not required to be T790M positive for the Phase I portion of the study but had to have progressed on prior EGFR-directed TKI therapy (prior chemotherapy was also allowed). The Phase I portion of the study was conducted in the U.S., France and Australia. Data from this study was used to determine the tolerability and pharmacokinetics of rociletinib, as well as provide initial evidence of efficacy.

We are currently enrolling in the U.S., Europe and Australia the Phase II expansion cohorts of the study, designated as TIGER-X under the TIGER (Third-generation Inhibitor of Mutant EGFR in Lung CancER) program. These cohorts are testing the efficacy of rociletinib in patients with T790M-positive NSCLC disease, either immediately after progression on their first and only TKI therapy or after progression on their second or later TKI therapy of subsequent chemotherapy. Data presented at a medical conference in late 2014 demonstrated an objective response rate (“ORR”) of 67% in 27 evaluable T790M-positive patients receiving either 625mg or 500mg BID. The ORR was comparable in the 625mg BID and 500mg BID dose groups. The disease control rate was 89% and was also consistent across doses. Safety data presented to date demonstrate that rociletinib is well-tolerated, with no evidence of systemic wild-type EGFR inhibition. Most adverse events were grade 1 or 2 in severity; the only grade 3/4 treatment-related adverse event observed in more than one patient was hyperglycemia (14 percent).  Hyperglycemia, when observed and requiring treatment, is typically managed with an oral anti-hyperglycemic agent.

In addition to TIGER-X, three global studies are currently included as part of the TIGER program:

●	TIGER-1, a randomized Phase II/III study of rociletinib vs. erlotinib in EGFR mutation-positive patients who have not had TKI therapy, but who may have received one type of chemotherapy;
●	TIGER-2, a single-arm study in second-line patients immediately after progression on their first and only TKI therapy, which includes both T790M-positive and T790M-negative cohorts; and
●

TIGER-3, a randomized study of rociletinib vs. chemotherapy in later-line patients progressing on second or later TKI or subsequent chemotherapy, which includes both T790M-positive and T790M-negative cohorts.

The primary endpoints of TIGER-2 and TIGER-3 will be ORR. If the data from the Phase II portion of the TIGER-1 study are positive, we intend to transition into the Phase III portion of the study to evaluate rociletinib as a first-line therapy for NSCLC patients with activating mutations of EGFR, with progression-free survival as the primary endpoint of the study. In addition, a Phase I study of rociletinib is underway in Japan.

Data from the TIGER-X cohorts, combined with data from TIGER-2, are expected to form the basis of an NDA in the U.S. and an E.U. Marketing Approval Application (“MAA”) planned for mid-2015 to seek the initial approvals for rociletinib for the treatment of second-line EGFR mutant NSCLC in patients with the T790M mutation.

Concurrent with our drug development program, we are collaborating with QIAGEN for the development of a companion diagnostic to enable identification of the T790M mutation in patients with mutant EGFR driven NSCLC. The PCR-based diagnostic test will build on QIAGEN’s therascreen® EGFR RGQ PCR Kit, which was approved by the FDA in July 2013 as a companion diagnostic used in the treatment of metastatic NSCLC patients whose tumors have certain EGFR mutations. Analytical performance of the therascreen EGFR test has been established for 21 EGFR mutations, including T790M. The diagnostic is being developed in parallel with the clinical development of rociletinib, with the goal of filing a Premarket Approval Application (“PMA”) with the FDA in a time frame that would allow for regulatory approval of the companion diagnostic at substantially the same time that rociletinib would be approved.

Rucaparib - a PARP Inhibitor

Overview

Rucaparib is a novel, oral, small molecule inhibitor of PARP-1 and PARP-2. Rucaparib has demonstrated meaningful clinical activity in a Phase I study in germ-line BRCA-mutant ovarian, breast and pancreatic cancer patients and was well-tolerated at the recommended Phase II dose of 600mg BID. Rucaparib is currently being explored in Phase II and III clinical trials for ovarian cancer patients with tissue-BRCA mutations (germ-line and somatic mutations in genes that are linked to hereditary breast and ovarian cancers) and other DNA repair deficiencies, commonly referred to as “BRCAness.” A Phase II clinical trial of rucaparib is also ongoing in pancreatic cancer patients with BRCA mutations. We in-licensed rucaparib from Pfizer Inc. in June 2011.

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

Poly (ADP-ribose) is a part of the early warning system for DNA damage and is synthesized by PARP enzymes on regions of damaged DNA, where it signals to the cell that DNA repair needs to take place. In the absence of PARP, as is seen in gene-knockout mice, cells are unusually sensitive to DNA damage when exposed to radiation or DNA-alkylating agents. There are two major forms of PARP that signal DNA damage in this way, PARP-1 and PARP-2. Knockout of either PARP gene leads to enhanced DNA damage in both instances, although the mice may survive; however, the double knockout in which both the PARP-1 and PARP-2 genes are deleted is fatal to the mice at an embryonic stage. We believe that a drug that inhibits both PARP-1 and PARP-2, which rucaparib does, may have enhanced activity in preventing DNA repair.

Synthetic Lethality

An important advance in the field came when it was recognized that germ-line mutations in the BRCA genes (BRCA1 and BRCA2, two tumor suppressor genes) were associated both with high rates of breast and ovarian cancer in female mutant gene carriers and also impaired the ability of cells to repair DNA damage. BRCA gene products were shown to be key mediators of DNA repair. The notion was that advanced treatment of BRCA-defective cells with PARP inhibitors could lead to a disabling blow against a tumor cell’s ability to repair DNA and could induce apoptosis. This phenomenon was termed “synthetic lethality” and was demonstrated in humans in a study conducted by Peter C. Fong, M.D. et al., published in the New England Journal of Medicine in 2009, as evidenced by women with advanced breast and ovarian cancer and germ-line BRCA mutations experiencing objective tumor responses when treated with monotherapy PARP inhibitors. Germ-line and somatic BRCA mutations are a minority subset of all breast and ovarian cancers, representing approximately 20% to 25% of those cancers.

BRCAness

The hypothesis that some tumors might have defective DNA repair function for reasons other than germ-line (hereditary) or somatic (acquired) gene mutation has also been explored. This notion has been called “BRCAness.” Subsequent work has shown that BRCAness exists, and that cancer patients with normal BRCA genes can respond to monotherapy with PARP inhibitors. Work is underway to identify a molecular signature for BRCAness that could enable patient selection for therapy. If successful, this work has the potential to increase the percentage of high-grade serous ovarian cancer patients eligible for rucaparib therapy from the approximately 20% to 25% typically found to have germ-line or somatic BRCA mutations to an estimated 50% to 60%, which includes those patients whose tumors have certain DNA repair deficiencies, and thus exhibit BRCAness.

Clinical Development

Rucaparib is currently the subject of several clinical studies, including the ARIEL (Assessment of Rucaparib In Ovarian CancEr TriaL) program, which includes the Phase II ARIEL2 treatment study and the Phase III ARIEL3 maintenance study, both in ovarian cancer patients. ARIEL2 is a single-arm, registration study of rucaparib treatment in relapsed patients, designed to identify tumor characteristics that predict sensitivity to rucaparib using DNA sequencing to evaluate each patient’s tumor. Both archived tumor and recent biopsy samples are collected from patients and DNA sequenced. The patients’ response to rucaparib will be assessed and those clinical responses will be correlated to pre-defined molecularly defined patient sub-groups, including germ-line BRCA mutant, somatic BRCA mutant and the BRCAness signature identified through the genetic diagnostic testing. If positive, data from this study are expected to form the basis of a planned NDA filing for treatment in relapsed ovarian cancer in 2016.

The ARIEL3 pivotal study is a randomized, double-blind study comparing the effects of rucaparib against placebo to evaluate whether rucaparib given as a maintenance therapy to platinum-sensitive patients can extend the period of time for which the disease is controlled after a positive outcome with platinum-based chemotherapy. Patients are randomized to receive either placebo or rucaparib and the primary endpoint of the study is progression-free survival (“PFS”). The primary efficacy analysis will evaluate mutant BRCA patients, all BRCAness patients (including BRCA and non-BRCA), and all patients.

In addition, the Phase II portion of the initial dose finding study continues in the U.S. and U.K. to assess efficacy of rucaparib in ovarian cancer patients with germ-line mutations in BRCA genes.

During the first half of 2014, we also initiated the RUCAPANC study, a Phase II study of rucaparib in pancreatic cancer patients with BRCA mutations. Initial data from this study are expected in 2015.

Data from ongoing rucaparib studies presented at medical conferences during 2014 demonstrated meaningful clinical activity and safety in ovarian cancer patients with tumors with BRCA mutations as well as the BRCAness signature.  Data from 61 evaluable patients in the ongoing ARIEL2 study presented in November 2014 demonstrated encouraging clinical activity and safety in two pre-specified subgroups of these patients.  Target lesion reduction was observed in 77 percent of patients with screening biopsy results.  The most robust clinical activity was observed in patients with tumor BRCA mutations; 70 percent (16/23) of BRCA-mutant patients achieved a RECIST and/or CA-125 response, of which 61 percent achieved a RECIST response.  Responses were observed in both germline and somatic BRCA-mutant tumors.  In addition, in patients with normal BRCA genes, rucaparib activity was different between those with the prospectively-defined BRCAness signature versus biomarker negative (BRCA normal and absence of BRCAness) patients.  Forty percent (10/25) of patients with normal BRCA and the BRCAness signature achieved a RECIST and/or CA-125 response, of which 32 percent achieved a RECIST response.  In biomarker negative patients, few responses were observed: 8 percent (1/13) achieved a RECIST and/or CA-125 response. The ARIEL2 study has also demonstrated that rucaparib is well-tolerated with a manageable safety profile. Adverse events were mostly Grade 1/2; no patient has discontinued rucaparib due to a treatment-related adverse event. The safety profile of rucaparib is an important attribute for a drug that is also intended to be used in a maintenance setting.

We are collaborating with Foundation Medicine, Inc. for the development of a companion diagnostic to identify our BRCAness signature, as well as both germ-line and somatic BRCA mutations to identify patients most likely to benefit from rucaparib.

Lucitanib – a FGFR, VEGFR and PDGFR Inhibitor

Overview

Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of fibroblast growth factor receptors 1-3 (FGFR1-3), vascular endothelial growth factor receptors 1-3 (VEGFR1-3) and platelet-derived growth factor receptors alpha and beta (PDGFR a/ß). In a Phase I/IIa clinical study, lucitanib demonstrated multiple objective responses in FGFR1 gene-amplified breast cancer patients, as well as in patients with tumors often sensitive to VEGFR inhibitors, such as renal cell and thyroid cancer. In collaboration with Servier, we initiated a broad Phase II development program in advanced breast and lung cancer, where FGFR amplification is common, and we intend to study lucitanib in other solid tumors exhibiting FGFR pathway activation.

We obtained rights to lucitanib through our acquisition of Ethical Oncology Science S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.) in November 2013, which had in-licensed exclusive development and commercial rights to lucitanib on a global basis, excluding China, from Advenchen Laboratories LLC in 2008. EOS, in turn, sublicensed lucitanib rights to markets outside of the U.S. and Japan to Servier in 2012. We hold exclusive rights for lucitanib in the U.S. and Japan, and we are collaborating with Servier on the global clinical development of lucitanib outside of China.

FGF, VEGF and PDGF

Fibroblast growth factors (“FGFs”) are involved in cancer cell proliferation and new blood vessel formation. FGFs are a family of related extracellular proteins that normally regulate cell proliferation and survival in humans. They act by binding to and activating FGF receptors (“FGFRs”), which are cell surface proteins that transmit growth signals to cells. Certain FGFs promote growth of multiple solid tumors by binding and activating FGFRs.

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

In addition to FGFR1 gene amplification, certain tumors contain an excessive number of gene copies encoding FGF ligands 3, 4 and 19. Because these genes are located together on chromosome 11, amplification of FGF 3, 4 and 19 is commonly referred to as 11q amplification. The amplification of these genes in the tumor cell has the potential to increase FGFR activation and tumor growth.

Tumors with a relatively high incidence of FGFR1 and/or 11q gene amplification include breast cancer (25%) and lung cancer (15%). In addition, FGFR gene amplification/mutation is also observed at a frequency of 3% to 19% in a wide range of cancer indications including sarcoma, ovarian cancer, adenocarcinoma of the lung, bladder cancer, colorectal cancer and endometrial cancer.

In concert with FGFs, VEGFs and PDGFs are also involved in the formation of new blood vessels in tumors. The VEGFs are a family of related extracellular proteins that normally regulate blood and lymphatic vessel development in humans. They act by binding to and activating VEGF receptors, which are cell surface proteins that transmit growth signals to specific cells that are involved in the development of new blood vessels. Certain VEGFs promote growth of multiple solid tumors by stimulating the formation of new blood vessels to feed the tumor and allow it to grow and metastasize. Tumors produce an excessive amount of VEGF. This results in excess VEGFR signaling and the formation of new blood vessels within the tumor. The PDGF family consists of five different isoforms of PDGF ligand that bind to and activate cellular responses through two different receptors (PDGFR a/ß). In tumors, PDGF signaling plays a diverse role in many aspects of tumor development promoting cell proliferation, invasion, migration and angiogenesis. As with the FGFR family, amplification and/or mutation of the gene encoding the PDGFR a receptor is observed in a wide range of cancers including lung cancer, an aggressive form of brain cancer called glioblastoma and a cancer of the gastrointestinal tract known as gastrointestinal stromal tumors. Cancers associated with PDGFR a gene amplification/mutation result in continual activation of the PDGF signaling pathway leading to uncontrolled cell division. The FGF, VEGF and PDGF ligands that cause angiogenesis are often present in a wide range of cancer indications, including a type of kidney cancer called renal cell carcinoma, a type of liver cancer called hepatocellular carcinoma, gastric cancer, head and neck cancers and other solid tumors.

As an inhibitor of FGFR1-3, VEGFR1-3 and PDGFR a/ß, and given the role that each of these receptor kinases plays in tumor progression and metastasis formation, lucitanib has the potential benefit of targeting three relevant pro-angiogenic growth factors in targeted patient populations identified by molecular markers.

Clinical Development

The first-in-man clinical trial of lucitanib was initiated in Europe in July 2010 and while no longer enrolling, some patients remain on treatment. This initial trial was an open-label, dose-escalation, Phase I/IIa study to determine efficacy, pharmacokinetics and pharmacodynamics of oral lucitanib in adult patients with advanced solid tumors. A maximum tolerated dose (“MTD”) dose of 20mg QD was identified using a standard dose limiting toxicity window definition, but in the heavily pre-treated study population, toxicity-related dose reductions were frequent and, therefore, 15mg QD was adopted as a starting dose for the Phase II portion of the study. Overall, the toxicity profile observed to date is consistent with what was expected from preclinical studies, with hypertension, proteinuria and subclinical hypothyroidism requiring supplementation being commonly observed. Other common treatment-related events include asthenia and gastrointestinal symptoms (diarrhea, abdominal pain, nausea and vomiting). Subsequent to MTD identification, a dose expansion phase was initiated in patients who were either FGFR or 11q amplified or angiogenesis inhibitor-sensitive. Six of 12 FGF-aberrant breast cancer patients achieved RECIST partial responses with additional responses seen across other tumor types. Median PFS for these heavily pre-treated breast cancer patients (median of 6 prior lines of therapy) was 9.4 months.

The clinical data generated to date for lucitanib demonstrate proof of concept with objective responses commonly seen in FGF-aberrant breast cancer patients, a target population where we believe pure FGFR inhibitors, pure VEGFR inhibitors and pure PDGFR inhibitors have historically had limited activity and utility.

Development Strategy

Based on the initial signals of activity and safety described above, a Phase II program is underway exploring lucitanib as monotherapy in advanced breast and lung cancers. This includes two Clovis-sponsored studies: a U.S. study in treatment-refractory FGF-aberrant breast cancer and a global study in advanced metastatic lung cancer, both of which initiated in 2014. The U.S. breast cancer study stratifies patients according to FGF status (FGFR-1 amplified vs. 11q amplified) and patients are randomized to receive either a 15mg or 10mg dose of lucitanib to identify the optimal dose regimen, with PFS as the primary endpoint. In addition, a global single-arm Phase II study in patients with lung cancer is evaluating ORR in these patients and the role of genetic abnormalities that may confer sensitivity to lucitanib.

In parallel with our studies underway, Servier is conducting a Phase II study of lucitanib monotherapy in patients with advanced breast cancer. This ex-U.S. study, known as FINESSE, is expected to enroll approximately 120 patients into three cohorts of 40 patients each: (1) FGFR-1 amplified, (2) 11q amplified and (3) neither FGFR-1 nor 11q amplified. This study seeks to determine whether the activity of lucitanib is limited to a biomarker-defined population of breast cancer tumors with FGF-aberrations or if a more broadly defined population may benefit. Also underway is a Servier-sponsored Phase Ib study, known as INES, to evaluate safety of lucitanib combined with fulvestrant, an estrogen receptor antagonist, in advanced breast cancer patients.

If these Phase II and Phase Ib combination studies are successfully completed, and assuming confirmation of the activity observed to date, we intend to pursue future development of lucitanib as monotherapy and/or in combination with estrogen antagonists, most likely in FGF-aberrant treatment-refractory breast cancer. Other potential indications we may consider include lung, gastric, hepatocellular cancer and other solid tumors with FGF-aberrancies.

Clinical development of lucitanib in patients with FGF-aberrant tumors is expected to be accompanied by development of a diagnostic test designed to identify a selected patient population we believe to be the most likely to benefit. We intend to collaborate with a partner to develop a companion diagnostic for lucitanib.

Competition

The development and commercialization of new drugs is competitive, and we face competition from major pharmaceutical and biotechnology companies worldwide. Our competitors may develop or market products or other novel technologies that are more effective, safer or less costly than any that have been or will be commercialized by us, or may obtain regulatory approval for their products more rapidly than we may obtain approval for ours.

The acquisition or licensing of pharmaceutical products is also very competitive, and a number of more established companies, which have acknowledged strategies to license or acquire products, may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product acquisitions. Many of our competitors will have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.

Rociletinib Competition

Tarceva®, Iressa® and Gilotrif® are currently approved drugs for the treatment of first-line EGFR-mutant NSCLC. In addition, we are aware of a number of products in development targeting cancer-causing mutant forms of EGFR for the treatment of NSCLC patients. These products include AstraZeneca’s AZD9291, currently in Phase III trials, Pfizer’s PF-299804 (dacomitinib), currently in Phase III trials, Astellas Pharma’s ASP8273, currently in Phase I/II trials, Novartis’ EGF816, currently in Phase I/II trials, Hanmi Pharmaceutical’s HM61713 and HM781-36B (Poziotinib), currently in Phase I/II trials, and Acea Bio (Hangzhou)’s avitinib, currently in Phase I/II trials.

Rucaparib Competition

In late 2014, Lynparza™ (olaparib) was approved in the U.S. as monotherapy in patients with germline BRCA mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy and in the EU for the maintenance treatment of BRCA mutated platinum-sensitive relapsed serous ovarian cancer. There are a number of other PARP inhibitors in clinical development including AbbVie’s ABT-888 (veliparib), currently in Phase III clinical trials, Tesaro, Inc’s niraparib, currently in Phase III trials, Eisai’s E-7016, currently in Phase II trials, and Biomarin’s BMN-673 (talazoparib), currently in Phase III trials.

Lucitanib Competition

There are currently no approved drugs that specifically target each of FGFR, VEGFR and PDGFR; however, there are a number of FGFR inhibitors in development including Novartis’ dovitinib, currently in Phase II studies, AstraZeneca’s AZD4547, currently in Phase II trials, Novartis’ BGJ 398, currently in Phase II trials, Boehringer Ingelheim’s nintedanib, currently in Phase III trials, Johnson and Johnson’s JNJ-42756493, currently in Phase I trials, Eli Lilly’s LY 2874455, currently in a Phase I trial, Debiopharm’s Debio 1347, currently in a Phase I trial, GlaxoSmithKline’s GSK3052230, currently in a Phase I trial, Five Prime’s GSK3052230, currently in a Phase Ib trial, and Eisai’s levatinib, currently in Phase III trials.

License Agreements

Celgene Corporation

In May 2010, we entered into an exclusive worldwide license agreement with Avila Therapeutics, Inc. (now Celgene Avilomics Research Inc., part of Celgene Corporation (“Celgene”)) to discover, develop and commercialize a covalent inhibitor of mutant forms of the EGFR gene product. As a result of the collaboration contemplated by the agreement, rociletinib was identified as the lead inhibitor candidate, which we are developing under the terms of the license agreement.

Under the agreement, we are required to use commercially reasonable efforts to develop and commercialize rociletinib, and we are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rociletinib. We made an up-front payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon the acceptance by the FDA of our Investigational New Drug (“IND”) application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon the initiation of the Phase II study for rociletinib. We recognized all payments as acquired in-process research and development expense.

When and if commercial sales of rociletinib commence, we will pay Celgene tiered royalties at percentage rates ranging from mid-single digits to low teens based on annual net sales achieved. We are required to pay up to an additional aggregate of $110.0 million in regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved, the majority of which relate to annual sales targets of $500.0 million and above.

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

The license agreement will remain in effect until the expiration of all of our royalty and sublicense revenue obligations to Celgene, determined on a product-by-product and country-by-country basis, unless we elect to terminate the license agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Celgene can terminate the agreement, resulting in a loss of our rights to rociletinib and an obligation to assign or license to Celgene any intellectual property rights or other rights we may have in rociletinib, including our regulatory filings, regulatory approvals, patents and trademarks for rociletinib.

Pfizer Inc.

In June 2011, we entered into a license agreement with Pfizer Inc. to obtain the exclusive global rights to develop and commercialize rucaparib. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Under the terms of the license agreement, we made a $7.0 million up-front payment to Pfizer. In April 2014, the Company initiated the ARIEL3 pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. This payment was recognized as acquired in-process research and development expense.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib, and we are responsible for all remaining development and commercialization costs for rucaparib. When and if commercial sales of rucaparib begin, we will pay Pfizer tiered royalties at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib.

We are required to make regulatory milestone payments to Pfizer of up to an additional $88.5 million if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for rucaparib are met, the majority of which relate to annual sales targets of $500.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million.

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

Advenchen Laboratories LLC

In October 2008, EOS entered into an exclusive license agreement with Advenchen Laboratories LLC (“Advenchen”) to develop and commercialize lucitanib on a global basis, excluding China. If and when commercial sales commence, we are obligated to pay Advenchen tiered royalties at percentage rates in the mid-single digits on net sales of lucitanib, based on the volume of annual net sales achieved. In addition, after giving effect to the first and second amendments to the license agreement, we are required to pay to Advenchen a percentage in the mid-twenties of any consideration, excluding royalties, received by Clovis from sublicensees, in lieu of the milestone obligations set forth in the agreement. We are obligated under the agreement to use commercially reasonable efforts to develop and commercialize at least one product containing lucitanib, and we are also responsible for all remaining development and commercialization costs for lucitanib.

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

Les Laboratoires Servier

In September 2012, EOS entered into a collaboration and license agreement with Servier, whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In exchange for these rights, EOS received an upfront payment of €45.0 million. We are entitled to receive additional payments on the achievement of specified development, regulatory and commercial milestones up to €100.0 million in the aggregate, €10.0 million of which was received in the first quarter of 2014. In addition, we are entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, each of which relates to annual sales targets of €250.0 million and above, which, in the aggregate, could amount to a total of €250.0 million. We are also entitled to receive royalties at percentage rates ranging from low to mid-teens on sales of lucitanib by Servier.

We, along with Servier, are obligated to use diligent efforts to develop a product containing lucitanib and to carry out the activities delegated to each party under a mutually-agreed global development plan. Servier is responsible for all of the development costs for lucitanib up to €80.0 million, as incurred by each party in connection with global development plan activities. Cumulative global development plan costs in excess of €80.0 million, if any, will be shared between the Company and Servier.

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

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
●	completion of extensive preclinical laboratory tests and preclinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;
●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
●	submission to the FDA of an NDA after completion of all pivotal clinical trials;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
●

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with Current Good Manufacturing Practices (“cGMP”); and

●	FDA review and approval of an NDA prior to any commercial marketing or sale of the drug in the United States.

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with Good Clinical Practices (“GCPs”), which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s Institutional Review Board (“IRB”) before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

●

Phase I. Phase I includes the initial introduction of an investigational new drug into humans. Phase I clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of the investigational drug in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase I clinical trials, sufficient information about the investigational drug’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials. The total number of participants included in Phase I clinical trials varies, but is generally in the range of 20 to 80.

●

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

●

Phase III. Phase III clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug product and to provide an adequate basis for product approval. Phase III clinical trials usually involve several hundred to several thousand participants.

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

The application includes all relevant data available from pertinent preclinical and clinical trials, including negative or ambiguous results, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the investigational drug product to the satisfaction of the FDA.

Once the NDA submission has been accepted for filing, the FDA’s goal is to review applications within 10 months of submission or, if the application relates to an unmet medical need in a serious or life-threatening indication, six months from submission. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

After the FDA evaluates the NDA and conducts inspections of manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, preclinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies plan to mitigate risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

After regulatory approval of a drug product is obtained, we are required to comply with a number of post-approval requirements. As a holder of an approved NDA, we would be required to report, among other things, certain adverse reactions and production problems to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning advertising and promotional labeling for any of our products. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval to ensure and preserve the long term stability of the drug product. The FDA periodically inspects manufacturing facilities to assess compliance with cGMP, which imposes extensive procedural, substantive and record keeping requirements. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

We rely, and expect to continue to rely, on third parties for the production of clinical and commercial quantities of our product candidates. Future FDA and state inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution or require substantial resources to correct. In addition, discovery of previously unknown problems with a product or the failure to comply with applicable requirements may result in restrictions on a product, manufacturer or holder of an approved NDA, including withdrawal or recall of the product from the market or other voluntary, FDA-initiated or judicial action that could delay or prohibit further marketing. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development.

Europe/Rest of World Government Regulation

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, (“CTA”) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

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

The EMA also provides the opportunity for dialogue with us. This is usually done in the form of Scientific Advice, which is given by the Scientific Advice Working Party of the Committee for Medicinal Products for Human Use (“CHMP”). A fee is incurred with each Scientific Advice meeting.

Advice from either the FDA or EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies and pharmacovigilance plans and risk-management programs. Such advice is not legally binding on the sponsor. To obtain binding commitments from health authorities in the United States and the European Union, SPA or Protocol Assistance procedures are available. A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement with the sponsor that the protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. The FDA’s agreement to a SPA is binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to a SPA.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity.

In the European Union, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Pediatric Development

In the United States, the FDCA provides for an additional six months of marketing exclusivity for a drug if reports are filed of investigations studying the use of the drug product in a pediatric population in response to a written request from the FDA. Separate from this potential exclusivity benefit, NDAs must contain data (or a proposal for post-marketing activity) to assess the safety and effectiveness of an investigational drug product for the claimed indications in all relevant pediatric populations in order to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults or full or partial waivers if certain criteria are met. Discussions about pediatric development plans can be discussed with the FDA at any time, but usually occur any time between the end-of-Phase II meeting and submission of the NDA.

For the EMA, a Pediatric Investigation Plan, and/or a request for waiver or deferral, is required for submission prior to submitting a marketing authorization application.

Authorization Procedures in the European Union

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures.

●

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

●

National authorization procedures. There are also two other possible routes to authorize medicinal products in several countries, which are available for investigational drug products that fall outside the scope of the centralized procedure:

▪

Decentralized procedure. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure.

▪

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

Breakthrough Therapy Designation in the United States

The U.S. Congress created the Breakthrough Therapy designation program as a result of the passage of the Food and Drug Administration Safety Act of 2012. FDA may grant Breakthrough Therapy status to a drug intended for the treatment of a serious condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The Breakthrough Therapy designation, which may be requested by a sponsor when filing or amending an IND, is intended to facilitate and expedite the development and FDA review of a product candidate. Specifically, the Breakthrough Therapy designation may entitle the sponsor to more frequent meetings with FDA during drug development, intensive guidance on clinical trial design and expedited FDA review by a cross-disciplinary team comprised of senior managers. The designation does not guarantee a faster development or review time as compared to other drugs, however, nor does it assure that the drug will obtain ultimate marketing approval by the FDA. Once granted, the FDA may withdraw this designation at any time. We have received Breakthrough Therapy designation for rociletinib for the treatment of second-line EGFR mutant NSCLC in patients with the T790M mutation. Because the Breakthrough Therapy designation program is relatively new, it is difficult for us to predict the effect that this designation will have on the development and FDA review of rociletinib.

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

In 2003, the United States government enacted legislation providing a partial prescription drug benefit for Medicare beneficiaries, which became effective at the beginning of 2006. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval; however, to obtain payments under this program, we would be required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. Further, the Healthcare Reform Law substantially changes the way healthcare is financed in the United States by both government and private insurers. Among other cost containment measures, the Healthcare Reform Law establishes:

●	An annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;
●

A new Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts to eligible beneficiaries during their coverage gap period (the “donut hole”); and

●	A new formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

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

Advertising and Promotion

The FDA and other U.S. federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved or “off-label” uses, industry-sponsored scientific and educational activities and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements and restrictions regarding unapproved uses of a drug may result in adverse publicity and enforcement action by the FDA, the Department of Justice or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. A range of penalties are possible that could have a significant commercial consequences, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products.

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

Also, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created several new federal crimes, including health care fraud, and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payers. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, we may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and their business associates governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information.

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

We and our third-party collaborators who are developing the companion diagnostics will work cooperatively to generate the data required for submission with the PMA application, and will remain in close contact with the Center for Devices and Radiological Health (“CDRH”) at the FDA to ensure that any changes in requirements are incorporated into the development plans. We anticipate that meetings with the FDA with regard to our drug product candidates, as well as companion diagnostic product candidates, will include representatives from the Center for Drug Evaluation and Research and CDRH to ensure that the NDA and PMA submissions are coordinated to enable FDA to conduct a parallel review of both submissions. On July 14, 2011, the FDA issued its final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel therapeutic products such as our product candidates, the PMA for a companion diagnostic device should be developed and approved or cleared contemporaneously with the therapeutic. We believe our programs for the development of our companion diagnostics are consistent with this guidance.

In the European Economic Area (“EEA”), in vitro medical devices are required to conform with the essential requirements of the E.U. Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. The data generated for the U.S. registration will be sufficient to satisfy the regulatory requirements for the European Union and other countries.

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

In May 2010, we acquired an exclusive, worldwide license to rociletinib from Avila Therapeutics, Inc. (now Celgene Avilomics Research Inc., part of Celgene Corporation). Multiple patent applications are pending that claim rociletinib generically and specifically (including with respect to composition of matter) that, if issued, would have expiration dates between 2029 and 2033. In January 2013, we acquired from Gatekeeper Pharmaceuticals, Inc. an exclusive worldwide sub-license to a Dana Farber patent family having claims directed to wild-type sparing irreversible EGFR inhibitors, such as rociletinib. We have filed additional patent applications related to rociletinib methods of use, diagnostic methods and dosing regimens.

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. U.S. Patent 6,495,541, and its equivalent counterparts issued or pending in dozens of countries, directed to the rucaparib composition of matter, expire in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Hatch-Waxman Act could be available to extend our patent exclusivity for rucaparib to at least 2024 in the United States depending on timing of our first approval. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2025. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which will permit the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates ranging from 2020 through 2035.

We obtained rights to lucitanib by acquiring EOS in November 2013, along with its license agreements with Advenchen and Servier. In October 2008, EOS entered into an exclusive license agreement with Advenchen to develop and commercialize lucitanib on a global basis, excluding China. In September 2012, EOS entered into a collaboration and license agreement with Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. Composition of matter and method of use patent protection for lucitanib and a group of structurally-related compounds is issued in the U.S., Europe and Japan and is issued or pending in other jurisdictions. In the U.S., the composition of matter patent will expire in 2030, and in other jurisdictions, it expires in 2028. We believe that patent term extension could be available to extend our composition of matter patent up to five years beyond the scheduled expiration under the Hatch-Waxman Act. Additionally, patents or patent applications directed to methods of manufacturing lucitanib are issued or pending in the United States, Europe, Japan, and China.

In addition, we intend to seek patent protection whenever available for any products or product candidates and related technology we acquire in the future.

The patent positions of pharmaceutical firms like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the product candidates we acquire or license will gain patent protection or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, until that time we cannot be certain that we were the first to file any patent application related to our product candidates. Moreover, we may have to participate in interference proceedings declared by the U.S. PTO to determine priority of invention or in opposition or other third-party proceedings in the U.S. or a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome in a third-party patent dispute could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using specific compounds or technology.

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

The patent term of a patent that covers a FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”) permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

To protect our rights to any of our issued patents and proprietary information, we may need to litigate against infringing third parties, or avail ourselves of the courts or participate in hearings to determine the scope and validity of those patents or other proprietary rights. These types of proceedings are often costly and could be very time-consuming to us, and we cannot assure you that the deciding authorities will rule in our favor. An unfavorable decision could allow third parties to use our technology without being required to pay us licensing fees or may compel us to license needed technologies to a third-party. Such a decision could even result in the invalidation or a limitation in the scope of our patents or forfeiture of the rights associated with our patents or pending patent applications. To the extent prudent, we intend to bring litigation against third parties that we believe are infringing one or more of our patents.

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

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for preclinical studies and clinical trials and intend to do so in the future. We currently have a long-term agreement with a third-party contract manufacturing organization (“CMO”) for the production of the active ingredient for rucaparib. For contract manufacturers not under long-term agreements, we currently obtain our supplies of finished drug product through individual purchase orders. We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

The active pharmaceutical ingredient for rociletinib is currently being manufactured at multiple sites of a single CMO. The current drug substance production process has already been sufficiently developed to satisfy immediate clinical demands. Additional scale-up work and/or additional production capacity is in process to support larger clinical development or commercialization requirements. We have engaged two sites of a CMO capable of both formulation development and drug product manufacturing. The current drug product production process has already been sufficiently developed to satisfy immediate clinical demands. Additional scale-up work and/or additional production capacity may be necessary to support larger clinical development or commercialization requirements.

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

The active pharmaceutical ingredient for lucitanib is currently being produced by a third-party supplier. To date, the current production process has been sufficient to satisfy immediate clinical demands. We may undertake additional development work to further optimize the active pharmaceutical ingredient manufacturing process. The finished drug product for lucitanib is currently being manufactured at a CMO. The current product and process are sufficiently developed to meet immediate clinical demands. Additional development work is being performed to optimize the drug product formulation and manufacturing process to meet projected clinical and commercial requirements. Additional scale-up work and/or additional production capacity will be necessary to support larger clinical development or commercialization requirements.

Sales and Marketing

We are in the process of building the commercial infrastructure in the U.S. necessary to effectively support the commercialization of our product candidates, if and when they receive regulatory approval. The commercial infrastructure for oncology products typically consists of a targeted, specialty sales force that calls on a limited and focused group of physicians supported by sales management, internal sales support, an internal marketing group and distribution support. Additional capabilities important to the oncology marketplace include the management of key accounts such as managed care organizations, group-purchasing organizations, specialty pharmacies, oncology group networks, and government accounts. To develop the appropriate commercial infrastructure, we will have to invest significant amounts of financial and management resources, some of which will be committed prior to any confirmation that rociletinib, rucaparib or lucitanib will be approved.

Outside of the U.S. and Europe, we may elect in the future to utilize strategic partners, distributors, or contract sales forces to assist in the commercialization of our products, particularly in Asian markets.

Employees

As of February 23, 2015, we had 136 full-time employees. None of our employees is represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We invested $137.7 million, $66.5 million and $58.9 million in research and development in the years ended December 31, 2014, 2013 and 2012, respectively.

About Clovis

We were incorporated under the laws of the State of Delaware in April 2009 and completed our initial public offering of our common stock in November 2011. Our common stock is listed on the NASDAQ Global Select Market under the symbol “CLVS”. Our principal executive offices are located at 2525 28th Street, Suite 100, Boulder, Colorado 80301, and our telephone number is (303) 625-5000. We maintain additional offices in San Francisco, California, Cambridge, UK, and Milan, Italy. Our website address is www.clovisoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

Available Information

As a public company, we file reports and proxy statements with the Securities and Exchange Commission (“SEC”). These filings include our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements on Schedule 14A, as well as any amendments to those reports and proxy statements, and are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC. Once at www.clovisoncology.com, go to Investors & News/SEC Filings to locate copies of such reports. You may also read and copy materials that we file with SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding us and other issuers that file electronically with the SEC.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates. We are not profitable and have incurred losses in each year since our inception in April 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2014, 2013 and 2012, we had net losses of $160.0 million, $84.5 million and $74.0 million, respectively. As of December 31, 2014, we had an accumulated deficit of $429.0 million. We expect to continue to incur losses for the foreseeable future, and we expect these losses to increase as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. As such, we are subject to all of the risks incident to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

In September 2014, we completed a private placement of $287.5 million aggregate principal amount of 2.5% convertible senior notes due 2021 (the “Notes”), resulting in net proceeds to the Company of $278.3 million after deducting offering expenses. The Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable on the Notes semi-annually, and the Notes mature on September 15, 2021, unless redeemed, repurchased, or converted prior to that date. In addition, if, as defined by the terms of the indenture, a fundamental change occurs, holders of the Notes may require us to repurchase for cash all or any portion of their Notes at a purchase price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. As of December 31, 2014, all $287.5 million principal amount of the Notes remained outstanding.

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

We plan to seek regulatory approval to commercialize our product candidates in the United States, the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, obtaining separate regulatory approval in many other countries requires compliance with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

Although we have clinical trials ongoing, we may experience delays in our ongoing clinical trials and we do not know whether planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●	obtaining regulatory approval to commence a trial;
●

reaching agreement on acceptable terms with prospective contract research organizations (“CROs”) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	obtaining institutional review board, or IRB, approval at each site;
●	recruiting suitable patients to participate in a trial;
●	developing and validating companion diagnostics on a timely basis;
●	having patients complete a trial or return for post-treatment follow-up;
●	clinical sites deviating from trial protocol or dropping out of a trial;
●	adding new clinical trial sites; or
●	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Although our product candidate rociletinib has been granted Breakthrough Therapy designation by the FDA, which allows for greater interaction with, and expedited review by, the FDA, the designation does not guarantee a faster development or review time as compared to other drugs, nor does it ensure that the drug will obtain ultimate marketing approval by the FDA. In addition, the FDA may withdraw this designation at any time.

Our product candidates could fail to receive regulatory approval for many reasons, including the following:

●	the FDA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA or comparable foreign regulatory authorities for approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical trials;
●

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA or other submission or to obtain regulatory approval in the United States or elsewhere;

●

the FDA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

●	the FDA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and clinical trials, and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA or comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, pricing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•	refusal by the FDA and comparable foreign authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and
•	injunctions or the imposition of civil or criminal penalties.

The FDA’s and comparable foreign authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. To date, patients treated with rucaparib have experienced drug-related side effects such as nausea and vomiting. The most common side effects seen in patients treated with lucitanib in early studies appear to be largely driven by VEGF receptor inhibition, such as asthenia, proteinuria and hypertension, but as is the case with all oncology drugs, it is possible that there may be other side effects associated with its use. Dose-related hyperglycemia has emerged as the dose-limiting toxicity in early dose escalation studies of rociletinib. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

Additionally if one or more of our product candidates receives marketing approval, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

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

●

Servier may not comply with applicable regulatory requirements with respect to developing or commercializing lucitanib, which could adversely affect future development or sales of lucitanib in Servier’s licensed territory and elsewhere;

●

Servier is responsible for the first €80.0 million of development costs in support of the lucitanib program, however we have limited control over the costs Servier may incur with respect to its development activities for the compound, and therefore our obligation to share additional costs could be triggered sooner than planned;

●

If Servier does not agree to include within the global development plan new studies that we propose to conduct for lucitanib, we may be responsible for all costs associated with carrying out such activities;

●	We and Servier could disagree as to current or future development plans for lucitanib, and Servier may delay clinical trials or stop a clinical trial for which it is the sponsor;
●

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

●

Business combinations or significant changes in Servier’s business strategy may adversely affect Servier’s ability or willingness to perform its obligations under our collaboration and license agreement; and

●

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

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing preclinical and clinical programs. We rely on these parties for execution of our preclinical and clinical trials, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP, which are regulations and guidelines enforced by the FDA, the EEA and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with the GMP regulatory requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA or others, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers of raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have any control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

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

Although we have begun to build our marketing and sales organization for the United States, if we are unable to establish sufficient internal marketing, sales and distribution capabilities, or enter into agreements with third parties to market and sell our product candidates, we may not be able to successfully commercialize our products.

We have no history as a company in the sales and distribution of pharmaceutical products, and are only beginning to build marketing and sales organization in the United States for the marketing, sales and distribution of pharmaceutical products. In order to successfully commercialize any of our product candidates, if approved, we must build our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. Establishing our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates will be expensive and time consuming. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely affect the commercialization of these products. With respect to our product candidates, we may elect to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems in certain territories. To the extent that we enter into licensing or co-promotion arrangements for any of our product candidates, our product revenue may be lower than if we directly marketed or sold our approved products. In addition, any revenue we receive as a result of such arrangements would depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates that receive regulatory approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer and we may incur significant additional losses.

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

Even if we obtain regulatory approval for our product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such product candidate as well as competitive products;
●	the clinical indications for which the drug is approved;
●	the approval, availability, market acceptance and reimbursement for the companion diagnostic;
●	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

●	the potential and perceived advantages of such product candidate over alternative treatments, especially with respect to patient subsets that we are targeting with such product candidate;
●	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;
●	the cost of treatment in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●	relative convenience and ease of administration;
●	the prevalence and severity of adverse side effects; and
●	the effectiveness of our sales and marketing efforts.

If our product candidates are approved but fail to achieve an adequate level of acceptance by physicians, health care payors and patients, we will not be able to generate significant revenues, and we may not become or remain profitable.

We face significant competition from other biotechnology and pharmaceutical companies, and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the oncology market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. For example, Tarceva®, Iressa® and Gilotrif® are currently approved drugs that are used to treat EGFR mutant NSCLC, and in addition, we are aware of a number of products in development targeting EGFR for the treatment of NSCLC, including AstraZeneca’s AZD9291, Pfizer’s PF-299804 (dacomitinib), Astellas Pharma’s ASP8273, Novartis’ EGF816, Hanmi Pharmaceutical’s HM61713 and HM781-36B (poziotinib), and Acea Bio (Hangzhou)’s avitinib. AstraZeneca’s LynparzaTM (olaparib) is currently approved for the treatment of BRCA mutated ovarian cancer. We believe the other products in development targeting the PARP pathway include AbbVie’s veliparib, Tesaro, Inc.’s niraparib, Eisai’s E-7016, and Biomarin’s talazoparib (BMN-673). No currently approved drugs specifically target each of FGFR1, VEGF and PDGF, as does lucitanib, however, there are a number of FGFR inhibitors in development including Novartis’ dovitinib and BGJ 398, AstraZeneca’s AZD4547, Boehringer Ingelheim’s nintedanib, Johnson and Johnson’s JNJ-42756493, Eli Lilly’s LY 2874455, Debiopharm’s Debio 1347, GlaxoSmithKline’s GSK3052230, Five Prime’s GSK3052230 and Eisai’s levatinib.

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

As of February 23, 2015, we employed 136 employees. As our development plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

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

●

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, the purchase or recommendation of an item or service reimbursable under a federal healthcare program, such as the Medicare and Medicaid programs;

●

federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

●	HIPAA which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;
●	HIPAA, as amended by HITECH and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and
●

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

We face an inherent risk of product liability as a result of the clinical testing of our product candidates and will face an even greater risk if we commercialize any products. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our product candidates or products that we may develop;
●	injury to our reputation;
●	withdrawal of clinical trial participants;
●	initiation of investigations by regulators;
●	costs to defend the related litigation;
●	a diversion of management’s time and our resources;
●	substantial monetary awards to trial participants or patients;
●	product recalls, withdrawals or labeling, marketing or promotional restrictions;
●	loss of revenues from product sales; and
●	the inability to commercialize our product candidates.

Our inability to obtain and retain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of products we develop. We have a program of product liability insurance covering our ongoing clinical trials; however, the amount of insurance we maintain may not be adequate to cover all liabilities that we may incur. Although we maintain such insurance, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts.

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

The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patent applications we hold or pursue with respect to our product candidates is threatened, it could threaten our ability to commercialize our product candidates. Further, if we encounter delays in our clinical trials, the period of time during which we could market our product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, an interference proceeding can be provoked by a third-party or instituted by the United States Patent and Trademark Office (“U.S. PTO”) to determine who was the first to invent any of the subject matter covered by the patent claims of our applications.

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

While we normally seek and gain the right to fully prosecute the patents relating to our product candidates, there may be times when platform technology patents that relate to our product candidates are controlled by our licensors. This is the case with our license to rociletinib, under which Celgene holds the right to prosecute and maintain the patents and patent applications covering its core discovery technology, including molecular backbones, building blocks and classes of compounds generated by that technology, aspects of which relate to rociletinib. While we have the right to jointly prosecute and maintain the patent rights for the composition of matter for rociletinib, if Celgene or any of our future licensing partners fail to appropriately prosecute and maintain patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated, held unenforceable or interpreted narrowly and could put our patent applications at risk of not issuing.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
●	We or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
●	We or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
●	It is possible that our pending patent applications will not lead to issued patents.
●	Issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
●

Our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets.

●	We may not develop additional proprietary technologies that are patentable.
●	The patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Ownership of our Common Stock and Convertible Senior Notes

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During calendar year 2014, the price of our common stock on the NASDAQ Global Select Market has ranged from $35.33 per share to $93.33 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

●	our failure to successfully commercialize our product candidates, if approved;
●	actual or anticipated adverse results or delays in our clinical trials;
●	unanticipated serious safety concerns related to the use of any of our product candidates;
●	adverse regulatory decisions;

●	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	our dependence on third parties, including CMOS and CROs, as well as our partners that provide us with companion diagnostic products;
●	additions or departures of key scientific or management personnel;
●	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet or exceed the estimates and projections of the investment community;
●

overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;

●	conditions or trends in the biotechnology and biopharmaceutical industries;
●	introduction of new products offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	issuances of debt or equity securities;
●	significant lawsuits, including patent or stockholder litigation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	ineffectiveness of our internal controls;
●	general political and economic conditions;
●	effects of natural or man-made catastrophic events; and
●	other events or factors, many of which are beyond our control.

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

Our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates known to us beneficially owned approximately 40.6% of our voting stock as of December 31, 2014. These stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2014, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan (“2011 Plan”) is 1,314,514. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Equity Incentive Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the Notes.

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

Provisions in our amended and restated certificate of incorporation and bylaws, as well as provisions of Delaware law, could make it more difficult for a third-party to acquire us or increase the cost of acquiring us, even if doing so would benefit our stockholders or remove our current management. These provisions include:

●	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
●	limiting the removal of directors by the stockholders;
●	creating a staggered board of directors;
●	prohibiting stockholder action by written consent, thereby requiring all stockholder actions to be taken at a meeting of our stockholders;
●	eliminating the ability of stockholders to call a special meeting of stockholders;

●	permitting our board of directors to accelerate the vesting of outstanding option grants upon certain transactions that result in a change of control; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal offices are located at four leased facilities, a 14,892 square foot facility in Boulder, Colorado used primarily for corporate functions, a 24,877 square foot facility in San Francisco, California used for clinical development operations and research laboratory space, a 2,095 square foot facility in Cambridge, United Kingdom used for our European regulatory and clinical operations and a 416 square foot facility in Milan, Italy used for clinical operations. These leases expire in December 2015, December 2021, May 2016 and March 2016, respectively. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market under the symbol “CLVS.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market:

	HIGH	LOW
Year Ended December 31, 2014
First Quarter	$93.33	$58.18
Second Quarter	$72.48	$36.11
Third Quarter	$50.87	$35.33
Fourth Quarter	$62.20	$40.66
Year Ended December 31, 2013
First Quarter	$29.30	$15.96
Second Quarter	$86.29	$27.17
Third Quarter	$81.94	$54.38
Fourth Quarter	$64.00	$43.86

On February 20, 2015, there were approximately 42 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2014

	Number of securities to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	4,159,362	$37.69	1,722,766
Equity compensation plans not approved by security holders	—	—	—
Total	4,159,362	$37.69	1,722,766

(1)

As of December 31, 2014, 4,898,571 shares were authorized for issuance under our 2011 Stock Incentive Plan (“2011 Plan”), which became effective upon closing of the Company’s initial public offering in November 2011, including 191,288 remaining shares available for future issuance under the 2009 Equity Incentive Plan (“2009 Plan”), which were transferred to the 2011 Plan. The number of shares of our common stock reserved for issuance under the 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2009 Plan and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock.

(2)

As of December 31, 2014, 408,252 shares were reserved for issuance under our 2011 Employee Stock Purchase Plan (“ESPP”), which became effective upon closing of the Company’s initial public offering in November 2011. The number of shares of our common stock reserved for issuance under the ESPP will be increased at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on such date and (y) 344,828 shares of our common stock.

Performance Graph (1)

The following graph shows a comparison from November 16, 2011 through December 31, 2014 of the cumulative total return on an assumed investment of $100 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

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

The following table sets forth certain of our selected historical financial data at the dates and for the periods indicated. The selected historical statement of operations data presented below for the years ended December 31, 2014, 2013 and 2012 and the historical balance sheet data as of December 31, 2014 and 2013 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical statement of operations data presented below for the years ended December 31, 2011 and 2010 and the historical balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our audited financial statements that do not appear in this report.

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

Statement of Operations Data:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Revenues:
License and milestone revenue	$13,625	$—	$—	$—	$—
Operating expenses:
Research and development	137,705	66,545	58,894	40,726	22,323
General and administrative	21,457	16,567	10,638	6,860	4,302
Acquired in-process research and development	8,806	250	4,250	7,000	12,000
Amortization of intangible asset	3,409	—	—	—	—
Accretion of contingent purchase consideration	707	405	—	—	—
Total expenses	172,084	83,767	73,782	54,586	38,625
Operating loss	(158,459)	(83,767)	(73,782)	(54,586)	(38,625)
Other income (expense):
Interest expense	(2,604)	—	—	(949)	—
Foreign currency gains (losses)	3,580	(535)	(65)	49	232
Other (expense) income	(240)	(178)	(163)	(57)	563
Other income (expense), net	736	(713)	(228)	(957)	795
Loss before income taxes	(157,723)	(84,480)	(74,010)	(55,543)	(37,830)
Income tax (expense) benefit	(2,308)	(52)	27	(27)	—
Net loss	$(160,031)	$(84,532)	$(73,983)	$(55,570)	$(37,830)
Basic and diluted net loss per common share	$(4.72)	$(2.95)	$(2.97)	$(14.42)	$(28.55)
Basic and diluted weighted average common shares outstanding	33,889	28,672	24,915	3,854	1,325

Balance Sheet Data:

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash, cash equivalents and marketable securities	$482,677	$323,228	$144,097	$140,248	$22,299
Working capital	443,400	307,644	132,712	130,519	19,886
Total assets	786,206	649,635	145,994	143,445	26,200
Convertible senior notes	287,500	—	—	—	—
Convertible preferred stock	—	—	—	—	75,499
Common stock and additional paid-in capital	785,123	762,204	317,925	242,243	138
Total stockholders’ equity (deficit)	331,630	497,886	133,496	131,793	(54,749)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We are currently developing three product candidates:

•

Rociletinib, an oral epidermal growth factor receptor (“EGFR”), mutant-selective covalent inhibitor that is in advanced clinical development for the treatment of non-small cell lung cancer (“NSCLC”) in patients with activating EGFR mutations, as well as the primary resistance mutation, T790M;

•	Rucaparib, an oral inhibitor of poly (ADP-ribose) polymerase (“PARP”) that is currently in advanced clinical development for the treatment of ovarian cancer; and
•

Lucitanib, an oral, potent inhibitor of the tyrosine kinase activity of fibroblast growth factor receptors 1-3 (“FGFR1-3”), vascular endothelial growth factor receptors 1-3 (“VEGFR1-3”) and platelet-derived growth factor receptors alpha and beta (“PDGFR a/ß”) that is currently in Phase II development for the treatment of breast and lung cancers.

We hold global development and commercialization rights for rociletinib and rucaparib. For lucitanib, we hold development and commercialization rights in the U.S. and Japan and have sublicensed rights to Europe and rest of world markets, excluding China, to Les Laboratoires (“Servier”).

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. Through December 31, 2014, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier, but have generated no product revenues. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of December 31, 2014, we had an accumulated deficit of $429.0 million. We incurred losses of $160.0 million, $84.5 million and $74.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.

On November 19, 2013, the Company acquired all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.) using a combination of cash and the Company’s common stock as the initial purchase consideration. EOS was a biopharmaceutical company located in Italy that focused on the development of novel medicines for the treatment of cancer. The primary reason for the business acquisition was to obtain development and commercialization rights to lucitanib. The Company paid $11.8 million in cash and issued $173.7 million of common stock at the acquisition date and may make additional contingent future cash payments of $65.0 million and €115.0 million if certain regulatory and sales milestones are achieved.

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

Product License Agreements

Rociletinib

In May 2010, we entered into an exclusive worldwide license agreement with Avila Therapeutics, Inc. (now Celgene Avilomics Research Inc., part of Celgene Corporation (“Celgene”)) to discover, develop and commercialize a covalent inhibitor of mutant forms of the EGFR gene product. As a result of the collaboration contemplated by the agreement, rociletinib was identified as the lead inhibitor candidate, which we are developing under the terms of the license agreement.

Under the agreement, we are required to use commercially reasonable efforts to develop and commercialize rociletinib, and we are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rociletinib. We made an up-front payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon the acceptance by the U.S. Food and Drug Administration (“FDA”) of our Investigational New Drug (“IND”) application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon the initiation of the Phase II study for rociletinib. We recognized all payments as acquired in-process research and development expense.

When and if commercial sales of rociletinib commence, we will pay Celgene tiered royalties at percentage rates ranging from mid-single digits to low teens based on annual net sales achieved. We are required to pay up to an additional aggregate of $110.0 million in regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved, the majority of which relate to annual sales targets of $500.0 million and above.

In January 2013, the Company entered into an exclusive license agreement with Gatekeeper Pharmaceuticals, Inc. (“Gatekeeper”) to acquire exclusive rights under patent applications associated with mutant EGFR inhibitors and methods of treatment. Pursuant to the terms of the license agreement, the Company made an up-front payment of $250 thousand upon execution of the agreement, which was recognized as acquired in-process research and development expense. If rociletinib is approved for commercial sale, the Company will pay royalties to Gatekeeper on future net sales.

Rucaparib

In June 2011, we entered into a license agreement with Pfizer Inc. to obtain the exclusive global rights to develop and commercialize rucaparib. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Under the terms of the license agreement, we made a $7.0 million up-front payment to Pfizer. In April 2014, the Company initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. This payment was recognized as acquired in-process research and development expense.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib, and we are responsible for all remaining development and commercialization costs for rucaparib. When and if commercial sales of rucaparib begin, we will pay Pfizer tiered royalties at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib.

  We are required to make regulatory milestone payments to Pfizer of up to an additional $88.5 million if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for rucaparib are met, the majority of which relate to annual sales targets of $500.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million.

In April 2012, the Company entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents. Pursuant to the terms of the license agreement, the Company made an up-front payment of $250 thousand upon execution of the agreement, which was recognized as acquired in-process research and development expense. The Company may be required to pay up to an aggregate of $0.7 million in milestone payments if certain regulatory filings, acceptances and approvals are achieved. If approved, AstraZeneca will also receive royalties on any net sales of rucaparib.

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

In October 2008, EOS entered into an exclusive license agreement with Advenchen to develop and commercialize lucitanib on a global basis, excluding China. If and when commercial sales commence, we are obligated to pay Advenchen tiered royalties at percentage rates in the mid-single digits on net sales of lucitanib, based on the volume of annual net sales achieved. In addition, after giving effect to the first and second amendments to the license agreement, we are required to pay to Advenchen a percentage in the mid-twenties of any consideration, excluding royalties, received by Clovis from sublicensees, in lieu of the milestone obligations set forth in the agreement.

We are obligated under the agreement to use commercially reasonable efforts to develop and commercialize at least one product containing lucitanib, and we are also responsible for all remaining development and commercialization costs for lucitanib. In the first quarter of 2014, the Company recognized acquired in-process research and development expense of $3.4 million, which represents 25% of the sublicense agreement consideration of $13.6 million received from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office.

In September 2012, EOS entered into a collaboration and license agreement with Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In exchange for these rights, EOS received an up-front payment of €45.0 million. We are entitled to receive additional payments upon achievement of specified development, regulatory and commercial milestones up to an additional €90.0 million in the aggregate. In addition, the Company is entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, which, in the aggregate, could total €250.0 million. The Company is also entitled to receive royalties at percentage rates ranging from low to mid-teens on sales of lucitanib by Servier.

We, along with Servier, are obligated to use diligent efforts to develop a product containing lucitanib and to carry out the activities delegated to each party under a mutually-agreed global development plan. Servier is responsible for all of the development costs for lucitanib up to €80.0 million, as incurred by each party in connection with global development plan activities. Cumulative global development plan costs in excess of €80.0 million, if any, will be shared between the Company and Servier.

CO-101

In November 2009, the Company entered into a license agreement with Clavis Pharma ASA (“Clavis”) to develop and commercialize CO-101 in North America, Central America, South America and Europe. Under terms of the license agreement, the Company made a $15.0 million up-front payment to Clavis, which was comprised of $13.1 million for development costs incurred prior to the execution of the agreement that was recognized as acquired in-process research and development expense and $1.9 million for the prepayment of preclinical activities to be performed by Clavis. In November 2010, the license agreement was amended to expand the license territory to include Asia and other international markets. The Company made a payment of $10.0 million to Clavis for the territory expansion and recognized the payment as acquired in-process research and development expense. As part of the amended license agreement, Clavis also agreed to reimburse up to $3.0 million of the Company’s research and development costs for certain CO-101 development activities subject to the Company incurring such costs, all of which was completed in 2011.

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

Financial Operations Overview

Revenue

To date, we have generated $13.6 million in license and milestone revenue related to our collaboration and milestone agreement with Servier. In the future, we may generate revenue from the sales of product candidates that are currently under development or from milestone payments or royalties pursuant to our sublicense agreement with Servier. Based on our current development plans, we do not expect to generate significant revenues for the foreseeable future. If we fail to complete the development of our product candidates and, together with our partners, companion diagnostics or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, will be adversely affected.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our product candidates and companion diagnostics, which include:

•	license fees and milestone payments related to the acquisition of in-licensed products, which are reported on our Consolidated Statements of Operations as acquired in-process research and development;
•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;

•	expenses incurred under agreements with contract research organizations (“CROs”) and investigative sites that conduct our clinical trials;
•	the cost of acquiring, developing and manufacturing clinical trial materials;
•	costs associated with preclinical activities and regulatory operations; and
•	activities associated with the development of companion diagnostics for our product candidates.

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

	Year Ended December 31,
	2014		2013		2012
	(in thousands)
CO-101 Expenses
Research and development	$—		$795		$23,966
CO-101 Total	—		795		23,966
Rociletinib Expenses
Acquired in-process R&D	5,000		250		4,000
Research and development	69,920		17,020		7,741
Rociletinib Total	74,920		17,270		11,741
Rucaparib Expenses
Acquired in-process R&D	400		—		250
Research and development	35,010		24,625		8,953
Rucaparib Total	35,410		24,625		9,203
cKIT Inhibitor Expenses
Research and development	—		4,373		2,097
cKIT Inhibitor Total	—		4,373		2,097
Lucitanib Expenses
Acquired in-process R&D	3,406		—		—
Research and development	(491)	a	110	a	—
Lucitanib Total	2,915		110		—
Personnel and other expenses	33,266		19,622		16,137
Total	$146,511		$66,795		$63,144

a-

This amount reflects actual costs incurred less amounts due from Servier for reimbursable development expenses pursuant to the collaboration and license agreement described in Note 11 to our audited consolidated financial statements included in this Annual Report on Form 10-K.

General and Administrative Expenses

General and administrative expenses consist principally of salaries, share-based compensation expense and other personnel-related costs for employees in executive, finance, business development, legal, investor relations and information technology functions. Other general and administrative expenses include facility costs, communication expenses, corporate insurance and professional fees for legal, consulting and accounting services.

Accretion of Contingent Purchase Consideration

In connection with the acquisition of EOS in November 2013, we recorded a purchase consideration liability equal to the estimated fair value of future payments that are contingent upon the achievement of various regulatory and sales milestones. Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value to accretion of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations. Changes in fair value are primarily attributed to new information about the likelihood of achieving such milestones and the passage of time. In the absence of new information, changes to fair value reflect only the passage of time as we progress towards the achievement of future milestones.

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

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. Based on the amount of accrued research and development expenses as of December 31, 2014, if our estimates of our net accrued liabilities are too high or too low by 5%, this could increase or decrease our research and development expenses by approximately $1.9 million.

Share-Based Compensation

Determining the amount of share-based compensation to be recorded requires us to develop estimates of the fair value of stock options as of their grant date. Compensation expense is recognized over the vesting period of the award. Calculating the fair value of share-based awards requires that we make highly subjective assumptions. We use the Black-Scholes option pricing model to value our stock option awards. Use of this valuation methodology requires that we make assumptions as to the expected dividend yield, price volatility of our common stock, the risk-free interest rate for a period that approximates the expected term of our stock options and the expected term of our stock options. We utilize a dividend yield of zero based on the fact that we have never paid cash dividends and have no current intention to pay cash dividends.

The fair value of stock options for the years ended December 31, 2014, 2013 and 2012 was estimated at the grant date using the following weighted average assumptions for the respective periods:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	—	—	—
Volatility (a)	70%	69%	71%
Risk-free interest rate (b)	1.92%	1.16%	1.14%
Expected term (years) (c)	6.2	6.2	6.3

(a)	Volatility: The expected volatility was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.
(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.

We recognized share-based compensation expense of approximately $21.5 million, $9.5 million and $4.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had $53.9 million in total unrecognized share-based compensation expense, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of 3.0 years. We expect our share-based compensation to grow in future periods due to the potential increases in the value of our common stock and headcount.

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

Valuation of Contingent Consideration Resulting from a Business Combination

Contingent consideration resulting from a business combination is reported at its fair value on the acquisition date. Each subsequent reporting period, the contingent consideration obligations are revalued and changes in fair value are recorded to accretion of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations.

Changes to contingent consideration obligations can result from adjustments to discount rates and time periods, updates in the assumed achievement or timing of any development milestone or changes in the probability of certain clinical events and regulatory approvals. The assumptions related to determining the value of contingent consideration include significant judgment and changes to the assumptions may have a material impact on the amount of accretion of contingent purchase consideration expense recorded in any given period. The acquisition of EOS in November 2013 resulted in the recognition of a contingent consideration liability, based on assumptions related to potential future payout amounts, estimated discount rate, probability of success for each milestone achievement and the estimated timing of the milestone payments to the former EOS shareholders.

Intangible Assets

Intangible acquired in-process research and development (“IPR&D”) assets were established as part of the purchase accounting of EOS and are not amortized. Amortization of these assets will commence when the useful lives of the intangible assets have been determined. IPR&D intangible assets are evaluated for impairment at least annually or more frequently if impairment indicators exist and any reduction in fair value would be recognized as an expense on the Consolidated Statements of Operations.

Revenue Recognition

Revenue is recognized from milestone payments when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and collectability is reasonably assured. We exercise judgment in determining that collectability is reasonable assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer’s payment history and creditworthiness of the customer. Payments that are contingent upon the achievement of a milestone will be recognized in the period in which the milestone is achieved.

Results of Operations

Comparison of Years Ended December 31, 2014, 2013 and 2012:

License and Milestone Revenue. License and milestone revenue for the year ended December 31, 2014 was due to the recognition of $13.6 million of milestone revenue from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office in the first quarter of 2014. We did not recognize any revenue in 2013 and 2012.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Research and development expenses	$137,705	$66,545	$58,894
Increase from prior year	$71,160	$7,651	$18,168
% Change from prior year	106.9%	13.0%	44.6%

The increase in research and development expenses for the year ended December 31, 2014 compared to 2013 was primarily due to expanded development activities for the rociletinib and rucaparib programs. Costs associated with clinical and nonclinical development activities for rociletinib were $29.4 million higher than 2013 driven by higher enrollment in the ongoing Phase I/II study in NSCLC, as well as the initiation of the TIGER-1, TIGER-2 and Japanese Phase I studies in 2014. Clinical trial costs for rucaparib were $11.8 million higher than the prior year primarily due to the initiation of the ARIEL2 and ARIEL3 studies in ovarian cancer. Our development costs for rucaparib were also $3.4 million higher than 2013 due to the expansion of our collaboration with Foundation Medicine, Inc. to incorporate a coordinated regulatory strategy for the development of a novel companion diagnostic test. Clinical supply and related manufacturing development costs for both programs were $13.8 million higher than 2013, as we increased production to support expanded clinical studies. In addition, salaries, share-based compensation expense and other personnel related costs were $13.2 million higher in 2014 driven by higher headcount to support our expanded development activities. These increases were partially offset by $4.4 million lower costs due to the termination of the cKIT program in late 2013.

Research and development activities for rucaparib increased by $15.7 million in 2013 over 2012 primarily due to the initiation of the ARIEL2 and ARIEL3 clinical trials (increase of $7.0 million) and increased manufacturing of clinical drug supply to support all of the rucaparib clinical trials (increase of $7.7 million). Research and development activities for rociletinib increased by $9.3 million in 2013 over 2012. Costs for the ongoing Phase I/II clinical trial for rociletinib increased by $1.9 million due to a larger number of patients enrolled in this study in 2013. In addition, we completed a clinical study related to a new formulation of rociletinib in 2013, which increased clinical trial costs by $1.3 million. Finally, the development of an improved formulation of rociletinib and increased manufacturing of drug supply to support the rociletinib clinical trials resulted in an increase of $6.1 million in research and development expenses. In 2013, we performed a full year of drug discovery activities for cKIT resulting in an increase of $2.3 million over 2012 for which costs commenced in the third quarter of 2012. Salaries, share-based compensation expense and other personnel related costs for employees working on our research and development programs increased by $3.6 million during 2013, as we increased headcount to support our expanded development activities. These increases in research and development expenses were partially offset by a $23.2 million decline in CO-101 related expenses due to the termination of this program in late 2012.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
General and administrative expenses	$21,457	$16,567	$10,638
Increase from prior year	$4,890	$5,929	$3,778
% Change from prior year	29.5%	55.7%	55.1%

The increase in general and administrative expenses for the year ended December 31, 2014 over 2013 was primarily attributable to  $4.8 million higher share-based compensation expense.

The increase in general and administrative expenses for the year ended December 31, 2013 over 2012 was primarily attributable to transaction expenses of $2.2 million associated with the acquisition of EOS in November 2013, as well as a $2.7 million increase in share-based compensation expense.

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Acquired in-process research and development	$8,806	$250	$4,250
Increase (decrease) from prior year	$8,556	$(4,000)	$(2,750)
% Change from prior year	3,422.4%	(94.1)%	(39.3)%

The increase in acquired in-process research and development expenses for the year ended December 31, 2014 compared to 2013 was due to higher payments made to partners related to in-licensing agreements. In the first quarter of 2014, we made a $5.0 million milestone payment to Celgene upon the initiation of the Phase II study for rociletinib. In April 2014, we initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer. In addition, in the first quarter of 2014, we recognized acquired in-process research and development expense of $3.4 million, which represents 25% of the sublicense agreement consideration of $13.6 million received from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office. In January 2013, we made a $250 thousand up-front payment to Gatekeeper upon execution of the license agreement.

The decrease in acquired in-process research and development expenses for the year ended December 31, 2013 compared to 2012 was due to a reduction in payments made to partners related to in-licensing agreements. In the first quarter of 2012, we made a $4.0 million milestone payment to Celgene upon acceptance by the FDA of our IND application for rociletinib.

Amortization of Intangible Asset. The fair value of the IPR&D intangible assets was reduced by $3.4 million for the year ended December 31, 2014 due to a fair value adjustment in the first quarter of 2014 to an asset’s expected future cash flows resulting from the receipt of the lucitanib milestone payment.

Accretion of Contingent Purchase Consideration. Accretion of contingent purchase consideration totaled $0.7 million for the year ended December 31, 2014 compared to $0.4 million in 2013. This amount represents the net increase in the contingent purchase consideration liability associated with the passage of time and changes attributed to new information about the timing of the achievement of future milestones.

Other Income (Expense), Net. Other income (expense), net for the years ended December 31, 2014, 2013 and 2012 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Other income (expense), net	$736	$(713)	$(228)
Increase from prior year	$1,449	$485	$729
% Change from prior year	(203.2%)	212.7%	76.2%

The increase in other income (expense), net for the year ended December 31, 2014 over 2013 was driven by $4.1 million net currency gains primarily due to the translation of our Euro-denominated contingent purchase consideration liability into U.S. dollars. The net currency gains were partially offset by $2.6 million interest expense related to the Company’s convertible senior notes issued in September 2014.

The increase in other income (expense), net for the year ended December 31, 2013 over 2012 was primarily due to a foreign currency loss resulting from a change in the value of the Euro-denominated contingent purchase consideration liability recorded on our U.S. entity as part of the EOS acquisition completed in November 2013. The Euro strengthened in relation to the U.S. dollar subsequent to the completion of this acquisition, which increased the value of the contingent purchase consideration liability as of December 31, 2013.

Income Tax Expense. Income tax expense increased for the year ended December 31, 2014 compared to 2013 primarily due to recording foreign tax provisions during the first quarter of 2014 related to milestone revenue recognized under the Servier license agreement, partially offset by a deferred tax benefit recognized upon the reduction of the carrying value of the IPR&D intangible assets in the first quarter of 2014.

Liquidity and Capital Resources

We have funded our operations through the private placement of preferred stock and convertible debt securities and the public offering of our common stock. As of December 31, 2014, we have received $278.3 million in net proceeds from the issuance of convertible senior notes, $75.5 million in net proceeds from the issuance of convertible preferred stock, $27.9 million through the issuance of convertible promissory notes, $458.4 million in net proceeds from the issuance of common stock and $4.4 million in proceeds from employee stock option exercises and stock purchases under our employee stock purchase plan. As of December 31, 2014, we had cash and cash equivalents totaling $482.7 million.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash used in operating activities	$(117,051)	$(71,712)	$(65,384)
Net cash (used in) provided by investing activities	(2,286)	(10,034)	942
Net cash provided by financing activities	279,476	260,842	70,291
Effect of exchange rate changes on cash and cash equivalents	(690)	35	12
Net increase in cash and cash equivalents	$159,449	$179,131	$5,861

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities increased $45.3 million for the year ended December 31, 2014 compared to 2013 driven by higher rociletinib and rucaparib research and development costs associated with the expansion of clinical trials, drug formulation and manufacturing costs and higher salaries, benefits and personnel-related costs resulting from higher headcount to support the expanded development activities of our product candidates, partially offset by the milestone revenue payment received from Servier.

Net cash used in operating activities increased $6.3 million for the year ended December 31, 2013 compared to 2012 due to the growth in rociletinib and rucaparib research and development costs associated with the expansion of clinical trials, drug formulation and manufacturing costs, initiation of the cKIT drug discovery program in the third quarter of 2012 and higher salaries, benefits and personnel-related costs resulting from additional headcount hired to support the expanded development activities of our product candidates. This increase was partially offset by a reduction in CO-101 program expenses related to the closedown of clinical studies and manufacturing development activities upon the discontinuation of the CO-101 program in late 2012.

Investing Activities

Net cash used in investing activities decreased $7.7 million for the year ended December 31, 2014 compared to 2013 primarily due to the cash portion of the EOS acquisition price paid in November 2013, partially offset by higher purchases of property and equipment in 2014.

The decrease of $11.0 million in cash provided by investing activities for the year ended December 31, 2013 compared to 2012 was primarily due to the cash portion of the EOS acquisition price paid in November 2013.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2014 includes $278.3 million in net proceeds received from our convertible senior notes offering in September 2014 and $1.2 million received from employee stock option exercises and stock purchases under the employee stock purchase plan.

Net cash provided by financing activities for the year ended December 31, 2013 includes $259.1 million in net proceeds received from the sale of our common stock in June 2013 and $1.8 million received from employee stock option exercises and stock purchases under the employee stock purchase plan.

Net cash provided by financing activities for the year ended December 31, 2012 includes $70.0 million in net proceeds received from the sale of our common stock in April 2012 and $0.3 million received from employee stock option exercises.

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

The net proceeds raised to date from the sale of equity securities and issuance of convertible senior notes will not be sufficient to fund our operations through successful development and commercialization of our product candidates. As a result, we will need to raise additional capital to fund our operations and continue to conduct clinical trials to support additional development and potential regulatory approval, make milestone payments to our licensors and commercialize our product candidates.

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

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
•	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;

•	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and preclinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
•	the cost of commercialization activities, if any, assuming our product candidates are approved for sale, including marketing and distribution costs;
•	the cost of manufacturing any of our product candidates we successfully commercialize;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and
•	the timing, receipt and amount of sales, if any, of our product candidates.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

	Less than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years	Total
Convertible senior notes	$—	$—	$—	$287,500	$287,500
Interest on convertible senior notes	7,187	14,375	14,375	12,279	48,216
Operating lease commitments	1,594	2,601	2,609	2,886	9,690
Purchase obligations (1)	6,022	—	—	—	6,022
Total	$14,803	$16,976	$16,984	$302,665	$351,428

(1)

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

Royalty and License Fee Commitments

We have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. Pursuant to our license agreement for the development and commercialization of rociletinib, we may be required to pay up to an additional aggregate of $110.0 million in regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptance and approvals are achieved. Further, we may be required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are met for rociletinib.

Pursuant to our license agreements for the development of rucaparib, we may be required to pay up to an aggregate $258.5 million in milestone payments upon the successful attainment of development, regulatory and sales milestones. We are also obligated to pay to Advenchen 25% of any consideration, excluding royalties, received pursuant to any sublicense agreements for lucitanib, including the agreement with Servier.

The Company is obligated to pay additional consideration to the former EOS shareholders if certain future regulatory and lucitanib-related sales milestones are achieved. The estimated fair value of these payments was recorded as contingent purchase consideration on our Consolidated Balance Sheets. The estimated fair value of the liability was $52.5 million and $55.8 million at December 31, 2014 and 2013, respectively.

Finally, pursuant to terms of each of our product license agreements, we will pay royalties to our licensors on sales, if any, of the respective products.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the rules promulgated by the U.S. Securities and Exchange Commission.

Tax Loss Carryforwards

As of December 31, 2014, we have net operating loss (“NOL”) carryforwards of approximately $291.0 million to offset future federal income taxes. We also have research and development and orphan drug tax credit carryforwards of $99.4 million to offset future federal income taxes. The federal net operating loss carryforwards and research and development and orphan drug tax credit carryforwards expire at various times through 2034.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of the Company’s public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. We do not, however, believe this limitation prevents utilization prior to expiration. It is possible that a change in ownership has occurred or will occur in the future, which may limit our NOL amounts generated since the last estimated change in ownership against future taxable income. At December 31, 2014, we recorded a 100% valuation allowance against our net deferred tax assets in the U.S. of approximately $256.6 million and a $2.4 million valuation allowance against tax assets in foreign jurisdictions, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Recently Issued Accounting Standards

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2014, we had cash and cash equivalents of $482.7 million, consisting of bank demand deposits and money market funds that primarily invest in U.S. government obligations. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, a significant portion of the contingent purchase consideration liability will be settled with Euro-denominated payments if certain future milestones are achieved. We may be subject to fluctuations in foreign currency rates in connection with these agreements and future contingent payments. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2014 and 2013, approximately 7% and 24%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

As of December 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2014, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. In making its assessment, management used the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management determined that, as of December 31, 2014, we maintained effective internal control over financial reporting based on those criteria.

In addition, the effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Clovis Oncology, Inc.:

We have audited Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Clovis Oncology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Clovis Oncology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clovis Oncology, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 27, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2015 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2015 Proxy Statement, which we expect to file with the SEC no later than April 30, 2015.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2015 Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Business Ethics for all of our directors, officers and employees as required by NASDAQ governance rules and as defined by applicable SEC rules. Stockholders may locate a copy of our Code of Business Ethics on our website at www.clovisoncology.com or request a copy without charge from:

Clovis Oncology, Inc.

Attention: Investor Relations

2525 28th Street, Suite 100

Boulder, CO 80301

We will post to our website any amendments to the Code of Business Ethics and any waivers that are required to be disclosed by the rules of either the SEC or NASDAQ.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2015 Proxy Statement and is incorporated herein by reference.

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

CLOVIS ONCOLOGY, INC.

	By:	/S/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
Date: February 27, 2015		President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date
/S/ PATRICK J. MAHAFFY Patrick J. Mahaffy	President and Chief Executive Officer; Director (Principal Executive Officer)	February 27, 2015

/S/ ERLE T. MAST Erle T. Mast	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 27, 2015

/S/ BRIAN G. ATWOOD Brian G. Atwood	Director	February 27, 2015

/S/ M. JAMES BARRETT M. James Barrett	Director	February 27, 2015

/S/ JAMES C. BLAIR James C. Blair	Director	February 27, 2015

/S/ KEITH FLAHERTY Keith Flaherty	Director	February 27, 2015

/S/ GINGER L. GRAHAM Ginger L. Graham	Director	February 27, 2015

/S/ PAUL KLINGENSTEIN Paul Klingenstein	Director	February 27, 2015

/S/ EDWARD J. MCKINLEY Edward J. McKinley	Director	February 27, 2015

/S/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	February 27, 2015

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors

Clovis Oncology, Inc.

We have audited the accompanying consolidated balance sheets of Clovis Oncology, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clovis Oncology, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 27, 2015

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Revenues:
License and milestone revenue	$13,625	$—	$—
Operating expenses:
Research and development	137,705	66,545	58,894
General and administrative	21,457	16,567	10,638
Acquired in-process research and development	8,806	250	4,250
Amortization of intangible asset	3,409	—	—
Accretion of contingent purchase consideration	707	405	—
Total expenses	172,084	83,767	73,782
Operating loss	(158,459)	(83,767)	(73,782)
Other income (expense):
Interest expense	(2,604)	—	—
Foreign currency gains (losses)	3,580	(535)	(65)
Other expense	(240)	(178)	(163)
Other income (expense), net	736	(713)	(228)
Loss before income taxes	(157,723)	(84,480)	(74,010)
Income tax (expense) benefit	(2,308)	(52)	27
Net loss	$(160,031)	$(84,532)	$(73,983)
Basic and diluted net loss per common share	$(4.72)	$(2.95)	$(2.97)
Basic and diluted weighted average common shares outstanding	33,889	28,672	24,915

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Comprehensive Loss

	For the Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net loss	$(160,031)	$(84,532)	$(73,983)
Other comprehensive (loss) income
Foreign currency translation adjustments	(29,144)	4,643	6
Net unrealized loss on available-for-sale securities	—	—	(2)
Other comprehensive (loss) income	(29,144)	4,643	4
Comprehensive loss	$(189,175)	$(79,889)	$(73,979)

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

	December 31,
	2014	2013
	(in thousands, except for share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$482,677	$323,228
Prepaid research and development expenses	3,765	976
Other current assets	4,730	4,392
Total current assets	491,172	328,596
Property and equipment, net	2,718	955
Intangible assets	212,900	244,518
Goodwill	66,055	74,811
Other assets	13,361	755
Total assets	$786,206	$649,635
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,917	$4,420
Accrued research and development expenses	37,257	12,548
Other accrued expenses	7,598	3,984
Total current liabilities	47,772	20,952
Contingent purchase consideration	52,453	55,754
Deferred income taxes, net	66,851	74,955
Convertible senior notes	287,500	—
Other non-current liabilities	—	88
Total liabilities	454,576	151,749
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at December 31, 2014 and 2013; 33,977,187 and 33,897,321 shares issued and outstanding at December 31, 2014 and 2013, respectively	34	34
Additional paid-in capital	785,089	762,170
Accumulated other comprehensive (loss) income	(24,448)	4,696
Accumulated deficit	(429,045)	(269,014)
Total stockholders' equity	331,630	497,886
Total liabilities and stockholders' equity	$786,206	$649,635

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
Balance at January 1, 2012	22,375,757	$22	$242,221	$49	$(110,499)	$131,793
Issuance of common stock, net of issuance costs of $5,026	3,750,000	4	69,972	—	—	69,976
Issuance of common stock under employee stock purchase plan	12,817	—	174	—	—	174
Exercise of stock options	68,616	—	583	—	—	583
Share-based compensation expense	—	—	4,949	—	—	4,949
Net unrealized loss on available-for-sale securities	—	—	—	(2)	—	(2)
Foreign currency translation adjustments	—	—	—	6	—	6
Net loss	—	—	—	—	(73,983)	(73,983)
Balance at December 31, 2012	26,207,190	26	317,899	53	(184,482)	133,496
Issuance of common stock, net of issuance costs of $15,929	3,819,444	4	259,067	—	—	259,071
Issuance of common stock related to EOS acquisition	3,713,731	4	173,650	—	—	173,654
Issuance of common stock under employee stock purchase plan	16,324	—	378	—	—	378
Exercise of stock options	140,632	—	1,671	—	—	1,671
Share-based compensation expense	—	—	9,505	—	—	9,505
Foreign currency translation adjustments	—	—	—	4,643	—	4,643
Net loss	—	—	—	—	(84,532)	(84,532)
Balance at December 31, 2013	33,897,321	34	762,170	4,696	(269,014)	497,886
Issuance of common stock under employee stock purchase plan	13,633	—	481	—	—	481
Exercise of stock options	66,233	—	921	—	—	921
Share-based compensation expense	—	—	21,517	—	—	21,517
Foreign currency translation adjustments	—	—	—	(29,144)	—	(29,144)
Net loss	—	—	—	—	(160,031)	(160,031)
Balance at December 31, 2014	33,977,187	$34	$785,089	$(24,448)	$(429,045)	$331,630

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net loss	$(160,031)	$(84,532)	$(73,983)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,220	250	353
Share-based compensation expense	21,517	9,505	4,949
Amortization of premiums and discounts on available-for-sale securities	—	—	10
Change in value of contingent purchase consideration	(3,301)	1,028	—
Loss on disposal of equipment	67	—	1,162
Deferred income taxes	761	—	—
Changes in operating assets and liabilities, net of acquisition of a business:
Prepaid and accrued research and development expenses	18,112	3,276	2,993
Other operating assets	(910)	(995)	(17)
Accounts payable	(1,369)	958	(758)
Other accrued expenses	3,883	(1,202)	(93)
Net cash used in operating activities	(117,051)	(71,712)	(65,384)
Investing activities
Purchases of property and equipment	(2,286)	(121)	(1,058)
Acquisition of business, net of cash acquired	—	(9,913)	—
Maturities and sales of available-for-sale securities	—	—	2,000
Net cash (used in) provided by investing activities	(2,286)	(10,034)	942
Financing activities
Proceeds from the issuance of convertible senior notes	287,500	—	—
Proceeds from the sale of common stock, net of issuance costs	—	259,071	69,976
Proceeds from the exercise of stock options and employee stock purchases	1,163	1,771	315
Payment of debt issuance costs	(9,187)	—	—
Net cash provided by financing activities	279,476	260,842	70,291
Effect of exchange rate changes on cash and cash equivalents	(690)	35	12
Increase in cash and cash equivalents	159,449	179,131	5,861
Cash and cash equivalents at beginning of period	323,228	144,097	138,236
Cash and cash equivalents at end of period	$482,677	$323,228	$144,097
Non-cash items:
Issuance of shares for acquisition of business	$—	$173,654	$—
Contingent consideration for acquisition of business	$—	$55,754	$—

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Clovis Oncology, Inc. (the “Company”) is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of clinical development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of up-front payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing in-licensed compounds, evaluating new product acquisition candidates and general corporate activities.

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

On November 19, 2013, the Company acquired Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.), a biopharmaceutical company located in Italy. Clovis Oncology Italy S.r.l. owns development and commercialization rights for lucitanib, an oral, tyrosine kinase inhibitor that is currently in Phase II development for the treatment of breast and lung cancers. See Note 3 for further discussion of this transaction.

On November 12, 2012, the Company reported results from a pivotal study for CO-101 in metastatic pancreatic cancer. The study results failed to demonstrate a difference in overall survival between the two study arms, CO-101 versus gemcitabine. Based on the results of the study, the Company terminated development of CO-101.

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

Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on the Company’s operating plan, existing working capital at December 31, 2014 is sufficient to meet the cash requirements to fund planned operations through at least December 31, 2015, without additional sources of cash, although there can be no assurance that this can, in fact, be accomplished.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clovis Oncology UK Limited and Clovis Oncology Italy S.r.l. All significant intercompany balances and transactions have been eliminated in consolidation.

For the years ended December 31, 2013 and 2012, we separated other income (expense) into its components to conform with the current year’s presentation on the Consolidated Statements of Operations. This change had no impact on total other income (expense), net.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses, revenue and related disclosures. On an ongoing basis, management evaluates its estimates, including estimates related to contingent purchase consideration, the allocation of purchase consideration, intangible asset impairment, clinical trial accruals and share-based compensation expense. The Company bases its estimates on historical experience and other market-specific or other relevant assumptions that it believes to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Fair Value of Financial Instruments

Cash and cash equivalents and contingent purchase consideration are carried at fair value (see Note 5). Financial instruments, including other current assets and accounts payable, are carried at cost, which approximates fair value given their short-term nature.

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

Marketable securities with original maturities greater than three months are considered to be available-for-sale securities and historically consisted of U.S. agency obligations, U.S. government obligations and corporate debt obligations. Available-for-sale securities are reported at fair value and unrealized gains and losses are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other expense on the Consolidated Statements of Operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments with maturities beyond one year are classified as short-term based on management’s intent to fund current operations with these securities or to make them available for current operations. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

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

Estimated
Useful Life
Computer hardware and software	3 to 5 years
Leasehold improvements	6 years
Laboratory, manufacturing and office equipment	5 to 7 years
Furniture and fixtures	10 years

Long-Lived Assets

The Company reviews long-lived assets for impairment when events or changes in circumstances indicate the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the book value of the assets exceed the fair value, which is measured based on the projected discounted future net cash flows arising from the assets. In the fourth quarter of 2012, we recorded an impairment of $1.2 million to research and development expenses for CO-101 manufacturing equipment no longer in use due to termination of the development activities for this product candidate.

Intangible Assets

Intangible acquired in-process research and development (“IPR&D”) assets were established as part of the purchase accounting of EOS and are not amortized. Amortization of these assets will commence when the useful lives of the intangible assets have been determined. IPR&D intangible assets are evaluated for impairment at least annually in the fourth quarter or more frequently if impairment indicators exist and any reduction in fair value would be recognized as an expense on the Consolidated Statements of Operations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the acquisition method of accounting and is not amortized, but is subject to impairment testing at least annually in the fourth quarter or when a triggering event is identified that could indicate a potential impairment. We are organized as a single reporting unit and perform impairment testing by comparing the carrying value of the reporting unit to the fair value of the Company.

Other Current Assets

Other current assets are comprised of the following (in thousands):

	December 31,
	2014	2013
Receivable from partners	$1,991	$2,921
Prepaid insurance	1,190	166
Prepaid expenses- other	1,168	300
VAT recoverable	231	950
Other	150	55
Total	$4,730	$4,392

Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	December 31,
	2014	2013
Accrued personnel costs	$4,726	$3,356
Accrued interest payable	2,236	-
Income tax payable	411	50
Accrued expenses - other	148	321
Accrued corporate legal fees and professional services	77	257
Total	$7,598	$3,984

Valuation of Contingent Consideration Resulting from a Business Combination

Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value to accretion of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations. Changes in fair value are primarily attributed to new information about the IPR&D assets, including changes in timeline and likelihood of success, and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time.

Research and Development Expense

Research and development costs are charged to expense as incurred and include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing, companion diagnostic development and third-party service fees, including clinical research organizations and investigative sites. Costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred and are reflected on the Consolidated Balance Sheets as prepaid or accrued research and development.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily cash and cash equivalents. The Company maintains its cash and cash equivalent balances in the form of money market accounts with financial institutions that management believes are creditworthy. The Company’s investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that the Company believes minimizes the exposure to concentration of credit risk. The Company has no financial instruments with off-balance-sheet risk of accounting loss.

Foreign Currency

The assets and liabilities of the Company’s foreign operations are translated into U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the reported periods. The resulting translation adjustments are included in accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to foreign currency gains (losses) on the Consolidated Statements of Operations. As of December 31, 2014 and 2013, approximately 7% and 24% of the Company’s total liabilities were denominated in currencies other than the functional currency, respectively.

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

Revenue Recognition

Revenue is recognized from license milestone payments when the following criteria have been met: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered; (3) the price is fixed or determinable; and (4) collectability is reasonably assured. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and creditworthiness of the customer. Payments that are contingent upon the achievement of a substantive milestone will be recognized in the period in which the milestone is achieved.

Recently Issued Accounting Standards

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

3. EOS Acquisition

On November 19, 2013, the Company acquired all of the outstanding common and preferred stock of EOS using a combination of cash and the Company’s common stock as the initial purchase consideration. EOS was a biopharmaceutical company located in Italy that focused on the development of novel medicines for the treatment of cancer. The primary reason for the business acquisition was to obtain development and commercialization rights to lucitanib, an oral, potent, selective, tyrosine kinase inhibitor for the treatment of breast and lung cancers.

The assets acquired and liabilities assumed of EOS were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. The reported Consolidated Balance Sheets of the Company after completion of the acquisition reflects these fair values. The results of EOS operations from the date of acquisition contributed $0.1 million of net loss to the Company’s consolidated financial statements during fiscal year 2013.

The Company paid $11.8 million in cash and issued $173.7 million of common stock at the acquisition date and may make additional future cash payments of $65.0 million and €115.0 million in contingent payments if certain regulatory and sales milestones are achieved. The purchase price allocation resulted in the following amounts being allocated to the assets acquired, liabilities assumed and contingent purchase consideration at the acquisition date based upon the respective fair values as summarized below (in thousands):

November 19, 2013
Current assets	$4,538
IPR&D product rights	239,900
Other noncurrent assets	17
Assets acquired	244,455
Contingent purchase consideration	(54,727)
Deferred income taxes, net	(73,539)
Other liabilities assumed	(4,118)
Net assets acquired	112,071
Goodwill	73,398
Value of cash and common stock issued	$185,469

Assets acquired included working capital, fixed assets and IPR&D intangible product rights. The fair values of working capital and fixed assets approximated the book values at the acquisition date.

The fair value of the IPR&D intangible product rights asset was based on two components. The first was the estimated fair value of lucitanib development and commercialization rights sublicensed by EOS to Servier. In 2012, EOS sublicensed the lucitanib rights in Europe and rest of world territories, excluding China, to Servier. The estimated fair value of these rights was $56.1 million at the date of the acquisition based on probability-weighted cash flow payments due from Servier upon the achievement of certain development, regulatory and commercial milestones, as well as future royalty payments resulting from the sale of lucitanib in the sublicensed territories. The second component was based on the fair value of the expected net cash flows for the development and commercialization rights of lucitanib in the United States and Japan held by EOS at acquisition. The estimated fair value of $183.8 million for these rights was based on probability-weighted net cash flows of the anticipated lucitanib development and sales activities. Net cash flows were discounted at a risk-adjusted rate of 18.9%.

Key assumptions used in the discounted cash flow models include estimates related to the timing of development, probability of development and regulatory success, sales and commercialization factors, estimated product life and the inherent difficulties of estimating future development and commercial events.

The excess purchase price over the fair value of amounts assigned to the assets acquired and liabilities assumed represented the goodwill resulting from the acquisition. The Company does not expect any portion of this goodwill to be deductible for tax purposes. Goodwill was recorded as a noncurrent asset on the Consolidated Balance Sheets and is not amortized, but is subject to review for impairment at least annually.

The Company is obligated to pay additional consideration to the former EOS shareholders if certain future regulatory and lucitanib-related sales milestones are achieved. The estimated fair value of these payments was recorded as contingent purchase consideration on the Consolidated Balance Sheets. The initial estimated fair value of the contingent purchase consideration was $54.7 million at the acquisition date, which was determined based on assumptions described below. The Company updates its assumptions each reporting period using new information related to the progress toward the payment milestones and records such amounts at their estimated fair value until such consideration payments are satisfied or terminated.

As further described in Note 11, in 2012, EOS sublicensed development and commercialization rights for lucitanib for certain territories to Servier. Pursuant to this agreement, the Company is eligible to receive future milestone payments based on the achievement of development, regulatory and sales milestones. Certain of the contingent consideration payments owed from the Company to the former EOS shareholders are tied to the receipt of milestone payments from Servier.

A summary of the contingent payment obligations related to the EOS acquisition is as follows (in thousands and payment currency):

Amount
Initial approval of a New Drug Application for lucitanib in the U.S.	$65,000
Obligations associated with the receipt of milestone payments from Servier:
Initial filing of a Marketing Authorization Application (“MAA”) for lucitanib in the E.U.	€15,000
Initial approval of a MAA for lucitanib in the E.U.	€45,000
Initial achievement of lucitanib net sales in Servier licensed territory of €500 million in any four consecutive quarters	€55,000
Total	€115,000

The fair value of the MAA filing and approval obligations of $52.5 million was based on the discounting of the probability-weighted future milestone payments using an estimated borrowing rate ranging from 5.2% to 5.8%, which represents our estimated borrowing rate for the various terms the payment obligations are expected to be outstanding. The sales milestone fair value of $2.2 million was based on the probability-weighted future milestone payment using the risk-adjusted discount rate of 18.7%. The estimated milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to approximately $223.2 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at December 31, 2013. The contingent consideration was classified as a long-term liability and was measured at fair value at the date of acquisition.

Pro Forma Information

The following table presents unaudited pro forma statement of operations’ information as if the acquisition date of EOS had occurred on January 1, 2012 (in thousands):

	Unaudited Pro Forma Consolidated Results
	Year Ended December 31,
	2013	2012
Total revenue	$—	$58,028
Net loss	$(87,300)	$(49,114)
Basic and diluted net loss per common share	$(2.73)	$(1.72)

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Laboratory, manufacturing and office equipment	$2,452	$621
Furniture and fixtures	667	524
Computer hardware and software	414	398
Leasehold improvements	260	140
Total property and equipment	3,793	1,683
Less: accumulated depreciation	(1,075)	(728)
Total property and equipment, net	$2,718	$955

Depreciation expense related to property and equipment was $444 thousand, $250 thousand and $353 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Money market	$447,994	$447,994	$—	$—
Total assets at fair value	$447,994	$447,994	$—	$—
Liabilities:
Contingent purchase consideration	$52,453	$—	$—	$52,453
Total liabilities at fair value	$52,453	$—	$—	$52,453
December 31, 2013
Assets:
Money market	$318,886	$318,886	$—	$—
Total assets at fair value	$318,886	$318,886	$—	$—
Liabilities:
Contingent purchase consideration	$55,754	$—	$—	$55,754
Total liabilities at fair value	$55,754	$—	$—	$55,754

The following table rolls forward the fair value of Level 3 instruments (significant unobservable inputs) in thousands:

For the Year
Ended
December 31,
2014
Liabilities:
Balance at beginning of period	$55,754
Accretion	707
Change in foreign currency gains and losses	(4,008)
Balance at end of period	$52,453

The change in the fair value of Level 3 instruments is included in accretion of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations.

Financial instruments not recorded at fair value include the Company’s convertible senior notes. At December 31, 2014, the carrying amount of the convertible senior notes was $287.5 million, which represents the aggregate principal amount, and the fair value was $329.9 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 7 for discussion of the convertible senior notes.

6. Intangible Assets and Goodwill

IPR&D assets were established as part of the purchase accounting of EOS in November 2013. The intangible asset balance at December 31, 2014 and 2013 was $212.9 million and $244.5 million, respectively. The balance decreased $28.2 million over the prior year due to a change in the foreign currency translation rate. In addition, the Company recorded a $3.4 million reduction in the intangible assets driven by lower expected future milestone revenue cash flows from our lucitanib development activities due to the receipt of a lucitanib milestone payment from Servier during the first quarter of 2014. This reduction was reported as amortization of intangible asset on the Consolidated Statements of Operations. As of December 31, 2014, no impairment to the IPR&D assets was identified.

The acquisition of EOS in November 2013 generated a goodwill balance of $74.8 million at December 31, 2013. This balance decreased to $66.1 million at December 31, 2014 due to a change in the foreign currency translation rate. No impairment to the carrying value of the goodwill was identified as of December 31, 2014.

7. Convertible Senior Notes

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

In connection with the issuance of the Notes, the Company incurred $9.2 million of debt issuance costs, which is included in other assets on the Consolidated Balance Sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of December 31, 2014, the balance of unamortized debt issuance costs was $8.8 million.

The following table sets forth total interest expense recognized related to the Notes during the year ended December 31, 2014 (in thousands):

For the Year
Ended
December 31,
2014
Contractual interest expense	$2,236
Amortization of debt issuance costs	368
Total interest expense	$2,604

8. Stockholders’ Equity

Common Stock

In June 2013, the Company sold 3,819,444 shares of its common stock in a public offering at $72.00 per share. The net offering proceeds realized after deducting offering expenses and underwriters’ discounts and commissions were $259.1 million.

In November 2013, the Company issued 3,713,731 shares of its common stock at a value of $173.7 million to acquire all of the outstanding common and preferred stock of EOS.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by the stockholders of the Company. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Company’s Board of Directors.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency.

The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

		Total
	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	Adjustments	Income (Loss)
Balance December 31, 2012	$53	$53
Period change	4,643	4,643
Balance December 31, 2013	4,696	4,696
Period change	(29,144)	(29,144)
Balance December 31, 2014	$(24,448)	$(24,448)

The period change between December 31, 2014 and 2013 was primarily due to the currency translation of the IPR&D intangible assets, goodwill and deferred income taxes associated with the acquisition of EOS in November 2013 (see Note 3).

9. Share-Based Compensation

Stock Options

In May 2009, the Company’s Board of Directors approved the 2009 Equity Incentive Plan (the “2009 Plan”). The 2009 Plan provided for the granting of stock options and other share-based awards, including restricted stock, stock appreciation rights and restricted stock units to its employees, directors and consultants. Common shares authorized for issuance under the 2009 Plan were 1,317,333 at December 31, 2014. Options to purchase common stock under the 2009 Plan were designated as incentive stock options or non-statutory stock options. Stock options granted under the 2009 Plan vest over either a one-year period or three-year period for Board of Director grants and over a four-year period for employee grants and expire 10 years from the date of grant. Upon the closing of the Company’s initial public offering in November 2011, the 2009 Plan was closed resulting in the termination of new grants from this plan and the transfer of all shares available for future issuance to the 2011 Stock Incentive Plan. Future forfeitures and cancellations of options previously granted under the 2009 Plan were transferred to the 2011 Stock Incentive Plan and are available for grant under the 2011 Plan.

In August 2011, the Company’s Board of Directors approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of the Company’s initial public offering in November 2011. The 2011 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to its employees, directors and consultants. Common shares authorized for issuance under the 2011 Plan were 4,898,571 at December 31, 2014, which represents the initial reserve of 1,250,000 shares of common stock plus 191,288 shares of common stock remaining for future grant from the 2009 Equity Incentive Plan and 3,457,283 new shares authorized by the Board of Directors at the annual meetings of stockholders. Stock options granted vest over either a one-year period or three-year period for Board of Director grants or over a four-year period for employee grants and expire 10 years from the date of grant.

Share-based compensation expense for the years ended December 31, 2014, 2013 and 2012, respectively, has been recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Research and development	$11,474	$4,289	$2,391
General and administrative	10,043	5,216	2,558
Total share-based compensation expense	$21,517	$9,505	$4,949

The Company did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2014, 2013 and 2012, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of December 31, 2014.

The following table summarizes the activity relating to the Company’s options to purchase common stock:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2013	2,520,170	$21.19
Granted	1,730,457	60.66
Exercised	(66,233)	10.31
Forfeited	(25,032)	35.94
Outstanding at December 31, 2014	4,159,362	$37.69	8.2	$95,406
Vested and expected to vest at December 31, 2014	3,890,787	$36.52	8.1	$93,011
Exercisable at December 31, 2014	1,654,464	$19.95	7.1	$61,273

The aggregate intrinsic value in the tables above represents the pretax intrinsic value, based on our closing stock price of $56.00 as of December 31, 2014, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about stock options as of and for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Weighted-average grant date fair value per share	$38.47	$18.59	$15.00
Intrinsic value of options exercised	$2,906,304	$6,114,436	$954,927
Cash received from stock option exercises	$682,678	$1,393,053	$141,182

The 2009 Plan allows for the option holder to exercise stock option shares prior to the vesting of the option. The shares acquired from an early exercise are subject to repurchase if the option holder terminates employment or service with the Company. The number of unvested common shares at the point of termination will be repurchased by the Company at the stated exercise price of the option. The number of common shares which were exercised prior to vesting was 17,043 and 90,061 at December 31, 2014 and 2013, respectively. The number of early exercised shares expected to vest using estimated forfeiture rates over the remaining service period of the option term was 16,986 and 89,664 at December 31, 2014 and 2013, respectively.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model using the weighted-average assumptions provided in the following table:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	—	—	—
Volatility (a)	70%	69%	71%
Risk-free interest rate (b)	1.92%	1.16%	1.14%
Expected term (years) (c)	6.2	6.2	6.3

(a)	Volatility: The expected volatility was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.
(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.

Unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, was $53.9 million at December 31, 2014. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.0 years.

Common Stock Reserved for Issuance

As of December 31, 2014, the Company reserved shares of common stock for future issuance as follows:

	Options Outstanding	Available for Grant or Future Issuance	Total Shares of Common Stock Reserved
2009 Equity Incentive Plan	643,204	—	643,204
2011 Stock Incentive Plan	3,516,158	1,314,514	4,830,672
2011 Employee Stock Purchase Plan	—	408,252	408,252
	4,159,362	1,722,766	5,882,128

Employee Stock Purchase Plan

In August 2011, our Board of Directors approved the Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan (the “Purchase Plan”). Each year, on the date of our annual meeting of stockholders and at the discretion of our board of directors, the amount of shares reserved for issuance under the Purchase Plan may be increased by up to the lesser of (1) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock, (2) 344,828 shares of our common stock and (3) a lesser number of shares as approved by the Board. The Purchase Plan provides for consecutive six-month offering periods, during which participating employees may elect to have up to 10% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock is 85% of the lower of the fair value of a share of common stock on the first trading date of each offering period or the fair value of a share of common stock on the last trading day of the offering period. The Purchase Plan will terminate on August 24, 2021, the tenth anniversary of the date of initial adoption of the Purchase Plan. We sold 13,633 and 16,324 shares to employees in 2014 and 2013, respectively. There were 408,252 shares available for sale under the Purchase Plan as of December 31, 2014. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2014 and 2013 was $17.31 and $10.37 per share, respectively. The total share-based compensation expense recorded as a result of the Purchase Plan was approximately $236 thousand, $169 thousand and $104 thousand during the years ended December 31, 2014, 2013 and 2012, respectively.

The fair value of purchase awards granted to our employees during the years ended December 31, 2014, 2013 and 2012, respectively, was estimated using the Black-Scholes option pricing model using the weighted-average assumptions provided in the following table:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	—	—	—
Volatility (a)	71%	72%	72%
Risk-free interest rate (b)	0.07%	0.09%	0.15%
Expected term (years) (c)	0.5	0.5	0.5

(a)	Volatility: The expected volatility was estimated using peer data of companies in the biopharmaceutical industry with similar equity plans.
(b)	Risk-free interest rate: The rate is based on the U.S. Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right.
(c)	Expected term: The expected life of the award represents the six-month offering period for the Purchase Plan.

10. Commitments and Contingencies

The Company leases office space in Boulder, Colorado, San Francisco, California, Cambridge, UK and Milan, Italy under non-cancelable operating lease agreements that expire through 2021. The lease agreements contain periodic rent increases that result in the Company recording deferred rent over the term of certain leases. Rental expense under these leases was approximately $1.4 million, $1.1 million and $849 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

Future minimum rental commitments, by fiscal year and in the aggregate, for the Company’s operating leases are provided below (in thousands):

December 31, 2014
2015	$1,594
2016	1,353
2017	1,248
2018	1,285
2019	1,324
Thereafter	2,886
Total future minimum lease payments	$9,690

Development and Manufacturing Agreement Commitments

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the Development and Manufacturing Agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first twelve months of any forecast. During the years ended December 31, 2014 and 2013, $3.3 million and $6.4 million, respectively, of purchases were performed under this agreement. As of December 31, 2014, $6.0 million of purchase commitments exist under this agreement.

11. License Agreements

Rociletinib (CO-1686)

In May 2010, we entered into an exclusive worldwide license agreement with Avila Therapeutics, Inc. (now Celgene Avilomics Research Inc., part of Celgene Corporation (“Celgene”)) to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor (“EGFR”) gene product. As a result of the collaboration contemplated by the agreement, rociletinib was identified as the lead inhibitor candidate, which we are developing under the terms of the license agreement. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rociletinib. We made an up-front payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon the acceptance by the U.S. Food and Drug Administration of our Investigational New Drug application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon the initiation of the Phase II study for rociletinib. We recognized all payments as acquired in-process research and development expenses.

When and if commercial sales of rociletinib commence, we will pay Celgene tiered royalties at percentage rates ranging from mid-single digits to low teens based on annual net sales achieved. We are required to pay up to an additional aggregate of $110.0 million in regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

In January 2013, the Company entered into an exclusive license agreement with Gatekeeper Pharmaceuticals, Inc. (“Gatekeeper”) to acquire exclusive rights under patent applications associated with mutant EGFR inhibitors and methods of treatment. Pursuant to the terms of the license agreement, the Company made an up-front payment of $250 thousand upon execution of the agreement, which was recognized as acquired in-process research and development expense. If rociletinib is approved for commercial sale, the Company will pay royalties to Gatekeeper on future net sales.

Rucaparib

In June 2011, the Company entered into a worldwide license agreement with Pfizer Inc. to acquire exclusive development and commercialization rights to rucaparib. This drug candidate is a small molecule inhibitor of poly (ADP-ribose) polymerase (“PARP”), which the Company is developing for the treatment of selected solid tumors. Pursuant to the terms of the license agreement, the Company made a $7.0 million up-front payment to Pfizer. In April 2014, the Company initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. This payment was recognized as acquired in-process research and development expense.

The Company is responsible for all remaining development and commercialization costs of rucaparib. When and if commercial sales of rucaparib begin, we will pay Pfizer tiered royalties at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib. In addition, Pfizer is eligible to receive up to $258.5 million of further payments, in aggregate, if certain development, regulatory and sales milestones are achieved.

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

In September 2012, EOS entered into a collaboration and license agreement with Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In exchange for these rights, EOS received an up-front payment and is entitled to receive additional payments upon achievement of specified development, regulatory and commercial milestones up to an additional €90.0 million in the aggregate. In addition, the Company is entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, which, in the aggregate, could total €250.0 million. The Company is also entitled to receive royalties on net sales of lucitanib by Servier.

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

The Company and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for all of the initial global development costs under the agreed upon plan up to €80.0 million. Cumulative global development costs, if any, in excess of €80.0 million will be shared equally between the Company and Servier. Beginning in the third quarter of 2014, depending on the expense type, reimbursements are determined using a standard rate approved by the Company and Servier or actual costs incurred. Previously, reimbursements were determined based on actual costs. Reimbursements are recorded as a reduction to research and development expense on the Consolidated Statements of Operations.

The Company recorded a $2.0 million and $2.9 million receivable at December 31, 2014 and 2013, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. During the years ending December 31, 2014 and 2013, we incurred $9.5 million and $1.4 million, respectively, in research and development costs and recorded reductions in research and development expense of $10.0 million and $1.3 million, respectively, for reimbursable development costs due from Servier.

CO-101

In November 2009, the Company entered into a license agreement with Clavis Pharma ASA (“Clavis”) to develop and commercialize CO-101 in North America, Central America, South America and Europe. Under terms of the license agreement, the Company made an up-front payment to Clavis in the amount of $15.0 million, which was comprised of $13.1 million for development costs incurred prior to the execution of the agreement that was recognized as acquired in-process research and development expense and $1.9 million for the prepayment of preclinical activities to be performed by Clavis. In November 2010, the license agreement was amended to expand the license territory to include Asia and other international markets. The Company made a payment of $10.0 million to Clavis for the territory expansion and recognized the payment as acquired in-process research and development expense. As part of the amended license agreement, Clavis also agreed to reimburse up to $3.0 million of the Company’s research and development costs for certain CO-101 development activities subject to the Company incurring such costs, all of which was completed in 2011.

On November 12, 2012, the Company reported negative results from a pivotal study for CO-101. Based on the results of the study, the Company ceased development of CO-101 and terminated the license agreement.

12. Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding using the treasury-stock method for the stock options and the if-converted method for the Notes. As a result of our net losses for the periods presented, all potentially dilutive common share equivalents were considered anti-dilutive and were excluded from the computation of diluted net loss per share.

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year ended December 31,
	2014	2013	2012
Common shares under option	2,973	2,344	826
Convertible senior notes	4,646	—	—
Total potential dilutive shares	7,619	2,344	826

13. Income Taxes

The geographical components of income (loss) before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2014	2013	2012
Domestic	$(165,220)	$(84,534)	$(74,136)
Foreign	7,497	54	126
Total loss before income taxes	$(157,723)	$(84,480)	$(74,010)

The income tax provision consists of the following current and deferred foreign tax expenses (in thousands). No U.S. tax expense was recognized in the current year and prior year tax provisions are not significant.

For the Year
Ended
December 31,
2014
Foreign:
Current expense	$1,547
Deferred expense	761
Total income tax expense	$2,308

A reconciliation of the U.S. statutory income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal income tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(3.5)	(3.0)	(3.8)
Tax credits	(20.5)	(15.5)	(12.5)
Change in tax status of foreign subsidiary	(13.5)	—	—
Other	1.0	2.1	1.5
Change in valuation allowance	72.0	50.5	48.8
Effective income tax rate	1.5%	0.1%	—%

The components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforward	$111,309	$76,889
Tax credit carryforwards	101,469	53,336
Deductible foreign taxes	22,729	—
Share-based compensation expense	10,777	3,802
Foreign currency translation	9,092	—
Product acquisition costs	6,866	4,163
Accrued liabilities and other	2,051	975
Total deferred tax assets	264,293	139,165
Valuation allowance	(259,004)	(136,324)
Deferred tax assets, net of valuation allowance	5,289	2,841
Deferred tax liabilities:
Foreign intangible assets	(70,084)	(76,779)
Prepaid expenses and other	(2,056)	(1,017)
Total deferred tax liabilities	(72,140)	(77,796)
Net deferred tax liability	$(66,851)	$(74,955)

The realization of deferred tax assets is dependent upon a number of factors including future earnings, the timing and amount of which is uncertain. A valuation allowance was established for the net deferred tax asset balance due to management’s belief that the realization of these assets is not likely to occur in the foreseeable future. The Company recorded an increase to the valuation allowance of $122.7 million and $44.9 million during the years ended December 31, 2014 and 2013, respectively, primarily due to an increase in net operating loss and tax credit carryforwards and future tax deductions associated with EOS acquisition intangible assets.

At December 31, 2014, the Company had approximately $291.0 million and $435.6 million of U.S. federal and state net operating loss carryforwards, respectively. The U.S. net operating losses will expire from 2029 to 2034 if not utilized. Included in the U.S. net operating loss was approximately $6.0 million of stock compensation expense, the benefit of which, if realized, will be an increase to additional paid-in-capital and a reduction to taxes payable. In addition, the Company has research and development and orphan drug tax credit carryforwards of $99.4 million that will expire from 2029 through 2034 if not utilized.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of the Company’s public offering of common stock completed in April 2012. Future utilization of the federal net operating losses (“NOL”) and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. At this time, we do not believe, however, this limitation will prevent the utilization of the federal NOL or credit carryforward prior to expiration. It is possible that a change in ownership will occur in the future, which limits the NOL amounts generated since the last estimated change. The Company’s federal and state income taxes for the period from inception to December 31, 2014 remain open to an audit. Our foreign subsidiaries are also subject to tax audits by tax authorities in the jurisdictions where they operate for the periods from December 31, 2010 to December 31, 2014.

Tax positions are initially recognized in the financial statements when it is more likely than not that the position will be sustained upon examination by the tax authorities. Such tax positions must initially and subsequently be measured at the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company has not identified any significant uncertain tax positions that require recognition in our financial statements. Our evaluation was performed from inception through December 31, 2014.

In December 2014, the Company converted a non-U.S. entity into a U.S. entity for U.S. income tax purposes. As a result of this election, the subsidiary was treated as a flow through entity for U.S. federal tax purposes. The election generated deferred tax assets, calculated as the difference between the subsidiary’s tax basis and the underlying financial statement basis of the assets.

The Company may be assessed interest and penalties related to the settlement of tax positions and such amounts will be recognized within income tax expense when assessed. To date, no interest and penalties have been recognized by the Company.

14. Employee Benefit Plan

In 2010, the Company established a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for its U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. The Company matches contributions up to 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was $425 thousand, $368 thousand and $295 thousand for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s international employees participate in retirement plans governed by the local laws in effect for the country in which they reside. The Company made matching contributions to international employees of $106 thousand, $81 thousand and $76 thousand for the years ended December 31, 2014, 2013 and 2012, respectively.

15. Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2014 and 2013 were as follows (in thousands):

	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2014	2014	2014	2014	2013	2013 (1)	2013	2013 (2)
Revenues:
License and milestone revenue	$13,625	$—	$—	$—	$—	$—	$—	$—
Expenses:
Research and development	24,151	28,440	34,965	50,149	12,122	15,816	16,063	22,544
General and administrative	5,320	5,265	5,267	5,605	3,218	3,492	4,312	5,545
Acquired in-process research and development	8,406	400	—	—	250	—	—	—
Amortization of intangible asset	3,409	—	—	—	—	—	—	—
Accretion of contingent purchase consideration	822	861	888	(1,864)	—	—	—	405
Total expenses	42,108	34,966	41,120	53,890	15,590	19,308	20,375	28,494
Operating loss	(28,483)	(34,966)	(41,120)	(53,890)	(15,590)	(19,308)	(20,375)	(28,494)
Other income (expense):
Interest expense	—	—	(511)	(2,093)	—	—	—	—
Foreign currency gains (losses)	(60)	316	2,323	1,001	(42)	8	105	(606)
Other expense	(46)	(46)	(42)	(106)	(36)	(41)	(50)	(51)
Other income (expense), net	(106)	270	1,770	(1,198)	(78)	(33)	55	(657)
Loss before income taxes	(28,589)	(34,696)	(39,350)	(55,088)	(15,668)	(19,341)	(20,320)	(29,151)
Income tax (expense) benefit	(2,129)	(68)	(292)	181	—	—	—	(52)
Net loss	$(30,718)	$(34,764)	$(39,642)	$(54,907)	$(15,668)	$(19,341)	$(20,320)	$(29,203)
Basic and diluted net loss per share	$(0.91)	$(1.03)	$(1.17)	$(1.62)	$(0.60)	$(0.72)	$(0.68)	$(0.92)
Basic and diluted weighted average common shares outstanding	33,820	33,872	33,921	33,941	26,034	26,717	30,047	31,811

(1)

In June 2013, the Company sold 3,819,444 shares of its common stock in a public offering at $72.00 per share. The net offering proceeds realized after deducting offering expenses and underwriters’ discounts and commissions was $259.1 million.

(2)	In November 2013, the Company acquired EOS. EOS expenses were included in the Q4 2013 amounts as of the acquisition date of November 19, 2013.

16. Subsequent Events

The Company evaluated events after the balance sheet date of December 31, 2014 and up to the date the Company filed this Annual Report and determined that no subsequent activity required disclosure.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(1)	Clovis Oncology Inc. Investor Rights Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and certain investors named therein.

4.3(8)	Indenture, dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.21+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.22+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.23+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.24+(1)	Restricted Stock Purchase Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.25+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.26+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.27+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

Exhibit Number	Exhibit Description

10.28+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.29+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.30+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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