Form 10-Q
period 2015-03-31
Clovis Oncology, Inc.
filed 2015-05-08
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2015.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 1, 2015 was 34,064,765.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Revenues:
License and milestone revenue	$—	$13,625
Operating expenses:
Research and development	56,750	24,151
General and administrative	6,751	5,320
Acquired in-process research and development	—	8,406
Amortization of intangible asset	—	3,409
Accretion of contingent purchase consideration	724	822
Total expenses	64,225	42,108
Operating loss	(64,225)	(28,483)
Other income (expense):
Interest expense	(2,075)	—
Foreign currency gains (losses)	3,247	(60)
Other income (expense)	11	(46)
Other income (expense), net	1,183	(106)
Loss before income taxes	(63,042)	(28,589)
Income tax expense	(102)	(2,129)
Net loss	$(63,144)	$(30,718)
Basic and diluted net loss per common share	$(1.86)	$(0.91)
Basic and diluted weighted average common shares outstanding	34,011	33,820
Comprehensive loss	$(88,971)	$(30,199)

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$291,542	$482,677
Available-for-sale securities	141,833	—
Prepaid research and development expenses	3,072	3,765
Other current assets	5,257	4,730
Total current assets	441,704	491,172
Property and equipment, net	3,316	2,718
Intangible assets	187,916	212,900
Goodwill	58,303	66,055
Other assets	13,470	13,361
Total assets	$704,709	$786,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,373	$2,917
Accrued research and development expenses	44,547	37,257
Other accrued expenses	3,764	7,598
Total current liabilities	55,684	47,772
Contingent purchase consideration	49,659	52,453
Deferred income taxes, net	59,006	66,851
Convertible senior notes	287,500	287,500
Deferred rent, long-term	271	—
Total liabilities	452,120	454,576
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 34,062,571 and 33,977,187 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	795,019	785,089
Accumulated other comprehensive loss	(50,275)	(24,448)
Accumulated deficit	(492,189)	(429,045)
Total stockholders' equity	252,589	331,630
Total liabilities and stockholders' equity	$704,709	$786,206

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2015	2014
Operating activities
Net loss	$(63,144)	$(30,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	467	3,477
Share-based compensation expense	8,682	4,936
Amortization of premiums and discounts on available-for-sale securities	471	—
Change in value of contingent purchase consideration	(2,794)	876
Deferred income taxes	—	761
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	7,776	5,731
Other operating assets	(805)	(463)
Accounts payable	4,228	(2,224)
Other accrued expenses	(3,286)	(1,910)
Net cash used in operating activities	(48,405)	(19,534)
Investing activities
Purchases of property and equipment	(816)	(220)
Purchases of available-for-sale securities	(142,216)	—
Net cash used in investing activities	(143,032)	(220)
Financing activities
Proceeds from the exercise of stock options and employee stock purchases	1,193	57
Net cash provided by financing activities	1,193	57
Effect of exchange rate changes on cash and cash equivalents	(891)	123
Decrease in cash and cash equivalents	(191,135)	(19,574)
Cash and cash equivalents at beginning of period	482,677	323,228
Cash and cash equivalents at end of period	$291,542	$303,654
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,714	$—

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

Basis of Presentation

All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries, Clovis Oncology UK Limited and Clovis Oncology Italy S.r.l. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2014 for a broader discussion of our business and the opportunities and risks inherent in such business.

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

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 requires debt issuance costs to be presented as a deduction from the corresponding debt liability, rather than as an asset. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those years. Early adoption is permitted. Upon adoption, the guidance must be applied retrospectively to all periods presented in the financial statements. The Company has elected not to early adopt this standard. Adoption of the standard will impact the presentation of the Company’s debt issuance costs on the Consolidated Balance Sheets and the related disclosures.

3. EOS Acquisition

On November 19, 2013, the Company acquired all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.). The initial purchase consideration was comprised of an $11.8 million cash payment and the issuance of $173.7 million of the Company’s common stock to the former EOS shareholders. The Company may make additional purchase payments to the previous EOS shareholders if certain lucitanib regulatory and sales milestones are achieved. The range of the potential contingent milestone payments are zero to an estimated maximum of $65.0 million and €115.0 million. The Company recorded a liability for the estimated fair value of these payments, which totaled $49.7 million and $52.5 million at March 31, 2015 and December 31, 2014, respectively.

4. Financial Instruments and Fair Value Measurements

Cash, Cash Equivalents and Available-for-Sale Securities

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include bank demand deposits and money market funds that invest primarily in certificate of deposits, commercial paper and U.S. government and U.S. government agency obligations.

Marketable securities with original maturities greater than three months are considered to be available-for-sale securities. Available-for-sale securities are reported at fair value and unrealized gains and losses are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments with maturities beyond one year are classified as short-term based on management’s intent to fund current operations with these securities or to make them available for current operations. A decline in the market value of a security below its cost value that is deemed to be other than temporary is charged to earnings and results in the establishment of a new cost basis for the security.

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

Level 2:

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets include U.S. treasury securities. The Company does not have Level 2 liabilities.

Level 3:

Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets. The contingent purchase consideration related to the undeveloped lucitanib product rights acquired in 2013 with the purchase of EOS is a Level 3 liability. The fair value of this liability is based on unobservable inputs and includes valuations for which there is little, if any, market activity. See Note 3 of the Company’s 2014 Form 10-K for further discussion of the unobservable inputs and valuation techniques related to the contingent purchase consideration liability.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2015
Assets:
Money market	$226,001	$226,001	$—	$—
U.S. treasury securities	141,833	—	141,833	—
Total assets at fair value	$367,834	$226,001	$141,833	$—
Liabilities:
Contingent purchase consideration	$49,659	$—	$—	$49,659
Total liabilities at fair value	$49,659	$—	$—	$49,659
December 31, 2014
Assets:
Money market	$447,994	$447,994	$—	$—
Total assets at fair value	$447,994	$447,994	$—	$—
Liabilities:
Contingent purchase consideration	$52,453	$—	$—	$52,453
Total liabilities at fair value	$52,453	$—	$—	$52,453

The following table rolls forward the fair value of Level 3 instruments (significant unobservable inputs) in thousands:

For the Three
Months Ended
March 31, 2015
Liabilities:
Balance at beginning of period	$52,453
Accretion	724
Change in foreign currency gains and losses	(3,518)
Balance at end of period	$49,659

The change in the fair value of Level 3 instruments is included in accretion of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations and Comprehensive Loss.

Financial instruments not recorded at fair value include the Company’s convertible senior notes. At March 31, 2015, the carrying amount of the convertible senior notes was $287.5 million, which represents the aggregate principal amount, and the fair value was $398.9 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9 for discussion of the convertible senior notes.

5. Available-for-Sale Securities

As of March 31, 2015, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$141,745	$88	$—	$141,833

As of March 31, 2015, the cost or amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$141,745	$141,833
Total	$141,745	$141,833

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	March 31,	December 31,
	2015	2014
Receivable from partners	$2,636	$1,991
Prepaid expenses- other	1,242	1,168
Prepaid insurance	797	1,190
VAT recoverable	191	231
Other	391	150
Total	$5,257	$4,730

7. Intangible Assets and Goodwill

Intangible acquired in-process research and development (“IPR&D”) assets and goodwill were established as part of the purchase accounting of EOS in November 2013.

IPR&D assets and goodwill consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
IPR&D assets:
Balance at beginning of period	$212,900	$244,518
Change in foreign currency gains and losses	(24,984)	(28,209)
Amortization of intangible asset	—	(3,409)	a
Balance at end of period	$187,916	$212,900

Goodwill:
Balance at beginning of period	$66,055	$74,811
Change in foreign currency gains and losses	(7,752)	(8,756)
Balance at end of period	$58,303	$66,055
a.

During the first quarter of 2014, the Company recorded a $3.4 million reduction in the intangible assets driven by lower expected future milestone revenue from the lucitanib development activities due to the receipt of a lucitanib milestone payment from Servier (see Note 12). This reduction was reported as amortization of intangible asset on the Consolidated Statements of Operations and Comprehensive Loss.

Recurring amortization of the IPR&D assets will commence when the useful lives of the intangible assets have been determined. IPR&D intangible assets are evaluated for impairment at least annually or more frequently if impairment indicators exist and any reduction in fair value will be recognized as an expense in the Consolidated Statements of Operations and Comprehensive Loss.

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	March 31,	December 31,
	2015	2014
Accrued personnel costs	$2,563	$4,726
Income tax payable	491	411
Accrued interest payable	299	2,236
Accrued expenses - other	231	148
Accrued corporate legal fees and professional services	180	77
Total	$3,764	$7,598

9. Convertible Senior Notes

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

In connection with the issuance of the Notes, the Company incurred $9.2 million of debt issuance costs, which is included in other assets on the Consolidated Balance Sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of March 31, 2015, the balance of unamortized debt issuance costs was $8.5 million.

The following table sets forth total interest expense recognized related to the Notes during the three months ended March 31, 2015 (in thousands):

For the Three
Months Ended
March 31, 2015
Contractual interest expense	$1,777
Amortization of debt issuance costs	298
Total interest expense	$2,075

10. Stockholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency, and unrealized gains and losses on available-for-sale securities.

The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

			Total
	Foreign		Accumulated
	Currency		Other
	Translation	Unrealized	Comprehensive
	Adjustments	Gains	Income (Loss)
Balance December 31, 2013	$4,696	$—	$4,696
Period change	(29,144)	—	(29,144)
Balance December 31, 2014	(24,448)	—	(24,448)
Period change	(25,915)	88	(25,827)
Balance March 31, 2015	$(50,363)	$88	$(50,275)

The period change between March 31, 2015 and December 31, 2014 was primarily due to the currency translation of the IPR&D intangible assets, goodwill and deferred income taxes associated with the acquisition of EOS in November 2013 (see Notes 3 and 7).

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options and the employee stock purchase plan, for the three months ended March 31, 2015 and 2014, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows:

	Three Months Ended March 31,
	2015	2014
Research and development	$5,404	$2,434
General and administrative	3,278	2,502
Total share-based compensation expense	$8,682	$4,936

The Company did not recognize a tax benefit related to share-based compensation expense during the three months ended March 31, 2015 and 2014, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of March 31, 2015.

The following table summarizes the activity relating to the Company’s options to purchase common stock:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2014	4,159,362		$37.69
Granted	697,693	a	77.24
Exercised	(85,384)		13.98
Forfeited	(13,535)		45.51
Outstanding at March 31, 2015	4,758,136		$43.89	8.2	$147,788
Vested and expected to vest at March 31, 2015	4,329,211		$41.66	8.1	$143,406
Exercisable at March 31, 2015	1,971,091		$27.47	7.2	$92,342

(a)

Includes 120,000 performance-based stock options granted to executives of the Company. Fifty-percent of the grant vests contingent on approval by the U.S. Food and Drug Administration (“FDA”) to commercially distribute, sell or market rociletinib and fifty-percent of the grant vests contingent on approval by the FDA to commercially distribute, sell or market rucaparib. Stock compensation expense will be recognized when the condition for vesting is probable of being met.

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $74.23 as of March 31, 2015, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Weighted-average grant date fair value per share	$49.75	$46.38
Intrinsic value of options exercised	$5,087	$285,808
Cash received from stock option exercises	$1,193	$56,651

As of March 31, 2015, the unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, was $70.7 million and the estimated weighted-average remaining vesting period was 3.2 years.

12. License Agreements

Rociletinib (CO-1686)

In May 2010, we entered into an exclusive worldwide license agreement with Avila Therapeutics, Inc. (now Celgene Avilomics Research, Inc., part of Celgene Corporation (“Celgene”)) to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor (“EGFR”) gene product. As a result of the collaboration contemplated by the agreement, rociletinib was identified as the lead inhibitor candidate, which we are developing under the terms of the license agreement. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rociletinib. We made an up-front payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon acceptance by the U.S. Food and Drug Administration of our Investigational New Drug application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon initiation of the Phase II study for rociletinib. We recognized all payments as acquired in-process research and development expense.

We are obligated to pay royalties on net sales of rociletinib, based on the volume of annual net sales achieved. The Company is required to pay up to an additional aggregate of $110.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, the Company is required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

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

The Company is responsible for all development and commercialization costs of rucaparib. When and if commercial sales of rucaparib begin, we will pay Pfizer tiered royalties on our net sales. In addition, Pfizer is eligible to receive up to $258.5 million of further payments, in aggregate, if certain development, regulatory and sales milestones are achieved.

Lucitanib

In connection with its November 2013 acquisition of EOS, the Company gained rights to develop and commercialize lucitanib, an oral, selective tyrosine kinase inhibitor. As further described below, EOS licensed the worldwide rights, excluding China, to develop and commercialize lucitanib from Advenchen Laboratories LLC (“Advenchen”). Subsequently, rights to develop and commercialize lucitanib in markets outside the U.S. and Japan were sublicensed by EOS to Les Laboratoires Servier (“Servier”) in exchange for up-front milestone fees, royalties on sales of lucitanib in the sublicensed territories and research and development funding commitments.

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

The development, regulatory and commercial milestones represent non-refundable amounts that would be paid by Servier to the Company if certain milestones are achieved in the future. These milestones, if achieved, are substantive as they relate solely to past performance, are commensurate with estimated enhancement of value associated with the achievement of each milestone as a result of the Company's performance, which are reasonable relative to the other deliverables and terms of the arrangement, and are unrelated to the delivery of any further elements under the arrangement.

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

The Company recorded a $2.6 million and $2.0 million receivable at March 31, 2015 and December 31, 2014, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. For the three months ending March 31, 2015 and 2014, we incurred $3.6 million and $1.8 million, respectively, in research and development costs and recorded reductions in research and development expense of $2.7 million and $1.6 million, respectively, for reimbursable development costs due from Servier.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2015	2014
Common shares under option	4,005	2,379
Convertible senior notes	4,646	—
Total potential dilutive shares	8,651	2,379

14. Commitments and Contingencies

Royalty and License Fee Commitments

The Company has entered into certain license agreements, as identified in Note 12, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, no amounts have been recorded in the Company’s Consolidated Balance Sheets at March 31, 2015 and December 31, 2014.

Development and Manufacturing Agreement Commitments

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the Development and Manufacturing Agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first 12 months of any forecast. As of March 31, 2015, $3.0 million of purchase commitments were established under this agreement.

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

•	Rucaparib, an oral inhibitor of poly (ADP-ribose) polymerase (“PARP”) that is currently in advanced clinical development for the treatment of ovarian cancer; and
•	Lucitanib, an oral, selective tyrosine kinase inhibitor that is currently in Phase II development for the treatment of breast and lung cancers.

We hold global development and commercialization rights for rociletinib and rucaparib and U.S. and Japanese rights for lucitanib.

To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. To date, we have generated $13.6 million in license and milestone revenue, but have generated no product revenues. We have principally funded our operations using the net proceeds from the sales of convertible preferred stock and common stock and a convertible senior notes offering.

We have never been profitable and, as of March 31, 2015, we had an accumulated deficit of $492.2 million. We expect to incur significant and increasing losses for the foreseeable future as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.

Product License Agreements

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

Rucaparib

In June 2011, we entered into a license agreement with Pfizer Inc. to acquire exclusive global development and commercialization rights to rucaparib. Pursuant to the terms of the license agreement, we made a $7.0 million up-front payment to Pfizer. In April 2014, the Company initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. This payment was recognized as acquired in-process research and development expense.

We are responsible for all development and commercialization costs of rucaparib. When and if commercial sales of rucaparib begin, we will pay Pfizer tiered royalties on our net sales. In addition, Pfizer is eligible to receive up to $258.5 million of further payments, in aggregate, if certain development, regulatory and sales milestones are achieved.

Lucitanib

On November 19, 2013, the Company acquired all of the issued and outstanding capital stock of Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.) and gained rights to develop and commercialize lucitanib, an oral, selective tyrosine kinase inhibitor. As further described below, EOS licensed the worldwide rights, excluding China, to develop and commercialize lucitanib from Advenchen Laboratories LLC (“Advenchen”). Subsequently, rights to develop and commercialize lucitanib in markets outside the U.S. and Japan were sublicensed by EOS to Les Laboratoires Servier (“Servier”) in exchange for up-front milestone fees, royalties on sales of lucitanib in the sublicensed territories and research and development funding commitments.

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

In September 2012, EOS entered into a collaboration and license agreement with Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In exchange for these rights, EOS received an up-front payment and is entitled to receive additional payments on the achievement of specified development, regulatory and commercial milestones up to an additional €90.0 million in the aggregate. In addition, the Company is entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, which, in the aggregate, could total €250.0 million. The Company is also entitled to receive royalties on net sales of lucitanib by Servier.

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

The following table identifies research and development costs and acquired in-process research and development costs on a program-specific basis for our products under development. Personnel-related costs, depreciation and share-based compensation expense are not allocated to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below.

	Three Months Ended March 31,
	2015		2014
	(in thousands)
Rociletinib Expenses
Acquired in-process R&D	—		5,000
Research and development	28,845		9,671
Rociletinib Total	28,845		14,671
Rucaparib Expenses
Research and development	12,296		7,782
Rucaparib Total	12,296		7,782
Lucitanib Expenses
Acquired in-process R&D	—		3,406
Research and development	935	a	177	a
Lucitanib Total	935		3,583
Personnel and other expenses	14,674		6,521
Total	$56,750		$32,557

a-

This amount reflects actual costs incurred less amounts due from Servier for reimbursable development expenses pursuant to the collaboration and license agreement described in Note 12 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

General and Administrative Expenses

General and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facility costs, communication expenses, corporate insurance and professional fees for legal, consulting and accounting services.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, revenue and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to contingent purchase consideration, the allocation of purchase consideration, intangible asset impairment, clinical trial accruals and share-based compensation expense. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014. There have not been any material changes to our critical accounting policies since December 31, 2014.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) – Simplifying the Presentation of Debt Issuance Costs.” ASU No. 2015-03 requires debt issuance costs to be presented as a deduction from the corresponding debt liability rather than as an asset. This update is effective for fiscal years beginning after December 15, 2015, including interim periods within those years. Early adoption is permitted. Upon adoption, the guidance must be applied retrospectively to all periods presented in the financial statements. The Company has elected not to early adopt this standard. Adoption of the standard will impact the presentation of the Company’s debt issuance costs on the Consolidated Balance Sheets and the related disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2015 and 2014:

The following table summarizes the results of our operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended March 31,		Change 2015 vs. 2014
	2015	2014	$	%
Revenues:
License and milestone revenue	$—	$13,625	$(13,625)	(100%)
Expenses:
Research and development	56,750	24,151	32,599	135%
General and administrative	6,751	5,320	1,431	27%
Acquired in-process research and development	—	8,406	(8,406)	(100%)
Amortization of intangible asset	—	3,409	(3,409)	(100%)
Accretion of contingent purchase consideration	724	822	(98)	(12%)
Total expenses	64,225	42,108	22,117	53%
Operating loss	(64,225)	(28,483)	(35,742)	125%
Other income (expense):
Interest expense	(2,075)	—	(2,075)	n/a
Foreign currency gains (losses)	3,247	(60)	3,307	(5,512%)
Other income (expense)	11	(46)	57	(124%)
Other income (expense), net	1,183	(106)	1,289	(1,216%)
Loss before income taxes	(63,042)	(28,589)	(34,453)	121%
Income tax expense	(102)	(2,129)	2,027	(95%)
Net loss	$(63,144)	$(30,718)	$(32,426)	106%

License and Milestone Revenue. License and milestone revenue decreased during the three months ended March 31, 2015 compared to the same period in the prior year. During the first quarter of 2014, we recognized $13.6 million of milestone revenue from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office. We did not recognize any revenue during the first quarter of 2015.

Research and Development Expenses. Research and development expenses increased during the three months ended March 31, 2015 compared to the same period in the prior year primarily due to increased development activities for the rociletinib and rucaparib programs. Costs associated with clinical development activities for rociletinib were $13.8 million higher than the first quarter in 2014 driven by increased patient enrollment in the TIGER program of studies in non-small cell lung cancer. Clinical trial costs for rucaparib were $2.1 million higher than the same quarter in the prior year primarily due to higher enrollment in the ARIEL-2 and ARIEL-3 studies in ovarian cancer. Development costs for rucaparib were also $1.1 million higher than the first quarter of 2014 due to the expansion of our collaboration with Foundation Medicine, Inc. to incorporate a coordinated regulatory strategy for the development of a novel companion diagnostic test. Clinical supply and related manufacturing development costs for both programs were $4.4 million higher than the first quarter in 2014, as we increased production to support expanded clinical studies. In addition, salaries, share-based compensation expense and other personnel-related costs were $6.7 million higher in the first quarter of 2015 driven by higher headcount to support our expanded development activities.

General and Administrative Expenses. General and administrative expenses increased during the three months ended March 31, 2015 compared to the same period in the prior year resulting from an $0.8 million increase in share-based compensation expense, $0.3 million higher facilities expense and $0.2 million higher personnel costs.

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses decreased during the three months ended March 31, 2015 compared to the same period in the prior year. During the first quarter of 2014, we made a $5.0 million milestone payment to Celgene upon initiation of the Phase II study for rociletinib, and we recorded a $3.4 million charge for a milestone payment to Advenchen, representing 25% of the sublicense agreement consideration of $13.6 million received from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office. We did not recognize any acquired in-process research and development expense during the first quarter of 2015.

Amortization of Intangible Asset. Amortization of intangible asset decreased during the three months ended March 31, 2015 compared to the same period in the prior year. During the first quarter of 2014, the fair value of the acquired in-process research and development intangible assets was reduced by $3.4 million due to a fair value adjustment to an asset’s expected future cash flows resulting from the receipt of the lucitanib milestone payment. We did not record a fair value adjustment during the first quarter of 2015.

Other Income (Expense), net. Other income increased during the three months ended March 31, 2015 compared to the same period in the prior year driven by $3.3 million of net currency gains primarily due to the translation of our Euro-denominated contingent purchase consideration liabilities into U.S. dollars. The net currency gains were partially offset by $2.1 million interest expense related to the Company’s convertible senior notes issued in September 2014.

Income Taxes. Income taxes decreased during the three months ended March 31, 2015 compared to the same period in the prior year. During the first quarter of 2014, we recorded foreign tax provisions related to the milestone revenue recognized under the Servier license agreement, partially offset by a deferred tax benefit recognized upon reduction of the carrying value of the IPR&D assets.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity and convertible debt securities. At March 31, 2015, we had cash and cash equivalents totaling $291.5 million.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(48,405)	$(19,534)
Net cash used in investing activities	(143,032)	(220)
Net cash provided by financing activities	1,193	57
Effect of exchange rate changes on cash and cash equivalents	(891)	123
Net decrease in cash and cash equivalents	$(191,135)	$(19,574)

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities increased $28.9 million during the three months ended March 31, 2015 compared to the prior year driven by higher rociletinib and rucaparib research and development costs associated with the expansion of clinical trials and manufacturing costs and higher salaries, benefits and personnel-related costs resulting from higher headcount to support the expanding development activities of our product candidates. In the first quarter of 2015, we also paid $3.7 million in interest related to the convertible senior notes. The net loss for the three months ended March 31, 2014 was partially offset by a $13.6 million milestone revenue payment received from Servier.

Investing Activities

Net cash used in investing activities increased $142.8 million during the three months ended March 31, 2015 compared to the prior year primarily due to the purchase of available-for-sale securities.

Financing Activities

Net cash provided by financing activities for all periods represents the proceeds received from employee stock option exercises and stock purchases under the employee stock purchase plan.

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

Contractual Obligations and Commitments

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2014. For further information regarding the Company’s contractual obligations and commitments, see Note 14 to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2015, we had cash, cash equivalents and available-for-sale securities of $433.4 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, a significant portion of the contingent purchase consideration liability will be settled with Euro-denominated payments if certain future milestones are achieved. We may be subject to fluctuations in foreign currency rates in connection with these agreements and future contingent payments. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2015 and December 31, 2014, approximately 6% and 7%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of March 31, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings.

ITEM 1A.	RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to carefully consider the risk factors described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and in our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

There have been no material changes to the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.3(8)	Indenture dated as of September 9, 2014, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.21+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.22+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.23+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.24+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.25+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.26+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.27(7)

Stock Purchase Agreement, dated as of November 19, 2013, by and among the Company, EOS, the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.28*(7)

Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.p.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.29*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Date: May 8, 2015	CLOVIS ONCOLOGY, INC.

	By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ Erle T. Mast
Erle T. Mast
Executive Vice President and Chief Financial Officer