Form 10-Q
period 2015-06-30
Clovis Oncology, Inc.
filed 2015-08-07
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2015 was 38,206,514.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
License and milestone revenue	$—	$—	$—	$13,625
Operating expenses:
Research and development	60,368	28,440	117,118	52,591
General and administrative	7,204	5,265	13,955	10,585
Acquired in-process research and development	—	400	—	8,806
Amortization of intangible asset	—	—	—	3,409
Accretion of contingent purchase consideration	764	861	1,488	1,683
Total expenses	68,336	34,966	132,561	77,074
Operating loss	(68,336)	(34,966)	(132,561)	(63,449)
Other income (expense):
Interest expense	(2,097)	—	(4,172)	—
Foreign currency gains (losses)	(1,142)	316	2,105	256
Other income (expense)	62	(46)	73	(92)
Other income (expense), net	(3,177)	270	(1,994)	164
Loss before income taxes	(71,513)	(34,696)	(134,555)	(63,285)
Income tax expense	(18)	(68)	(120)	(2,197)
Net loss	$(71,531)	$(34,764)	$(134,675)	$(65,482)
Basic and diluted net loss per common share	$(2.10)	$(1.03)	$(3.96)	$(1.93)
Basic and diluted weighted average common shares outstanding	34,088	33,872	34,049	33,846
Comprehensive loss	$(63,165)	$(37,118)	$(152,136)	$(67,317)

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$236,261	$482,677
Available-for-sale securities	141,382	—
Prepaid research and development expenses	3,114	3,765
Other current assets	7,440	4,730
Total current assets	388,197	491,172
Property and equipment, net	3,333	2,718
Intangible assets	195,976	212,900
Goodwill	60,804	66,055
Other assets	14,694	13,361
Total assets	$663,004	$786,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,525	$2,917
Accrued research and development expenses	48,395	37,257
Other accrued expenses	8,508	7,598
Total current liabilities	62,428	47,772
Contingent purchase consideration	51,575	52,453
Deferred income taxes, net	61,537	66,851
Convertible senior notes	287,500	287,500
Deferred rent, long-term	290	—
Total liabilities	463,330	454,576
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 34,147,119 and 33,977,187 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	34	34
Additional paid-in capital	805,269	785,089
Accumulated other comprehensive loss	(41,909)	(24,448)
Accumulated deficit	(563,720)	(429,045)
Total stockholders' equity	199,674	331,630
Total liabilities and stockholders' equity	$663,004	$786,206

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities
Net loss	$(134,675)	$(65,482)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	949	3,557
Share-based compensation expense	17,052	10,149
Amortization of premiums and discounts on available-for-sale securities	975	—
Change in value of contingent purchase consideration	(878)	1,418
Deferred income taxes	—	761
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	10,029	5,023
Other operating assets	(2,758)	(1,527)
Accounts payable	2,338	(2,087)
Other accrued expenses	1,337	(691)
Net cash used in operating activities	(105,631)	(48,879)
Investing activities
Purchases of property and equipment	(1,006)	(1,909)
Purchases of available-for-sale securities	(142,216)	—
Net cash used in investing activities	(143,222)	(1,909)
Financing activities
Proceeds from the exercise of stock options and employee stock purchases	3,073	763
Net cash provided by financing activities	3,073	763
Effect of exchange rate changes on cash and cash equivalents	(636)	29
Decrease in cash and cash equivalents	(246,416)	(49,996)
Cash and cash equivalents at beginning of period	482,677	323,228
Cash and cash equivalents at end of period	$236,261	$273,232
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,714	$—

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

In July 2015, the Company submitted a New Drug Application (“NDA”) regulatory filing and a Marketing Authorization Application (“MAA”) for rociletinib to the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), respectively. See Note 15 for discussion of the related milestone payment.

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

Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. See Note 15 for discussion of our recent common stock offering.

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

3. EOS Acquisition

On November 19, 2013, the Company acquired all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.). The initial purchase consideration was comprised of an $11.8 million cash payment and the issuance of $173.7 million of the Company’s common stock to the former EOS shareholders. The Company may make additional purchase payments to the previous EOS shareholders if certain lucitanib regulatory and sales milestones are achieved. The potential contingent milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to approximately $193.6 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at June 30, 2015. The Company recorded a liability for the estimated fair value of these payments, which totaled $51.6 million and $52.5 million at June 30, 2015 and December 31, 2014, respectively.

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

Level 3:

Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets. The contingent purchase consideration related to the undeveloped lucitanib product rights acquired with the purchase of EOS is a Level 3 liability. The fair value of this liability is based on unobservable inputs and includes valuations for which there is little, if any, market activity. See Note 3 of the Company’s 2014 Form 10-K for further discussion of the unobservable inputs and valuation techniques related to the contingent purchase consideration liability.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2015
Assets:
Money market	$225,987	$225,987	$—	$—
U.S. treasury securities	141,382	—	141,382	—
Total assets at fair value	$367,369	$225,987	$141,382	$—
Liabilities:
Contingent purchase consideration	$51,575	$—	$—	$51,575
Total liabilities at fair value	$51,575	$—	$—	$51,575
December 31, 2014
Assets:
Money market	$447,994	$447,994	$—	$—
Total assets at fair value	$447,994	$447,994	$—	$—
Liabilities:
Contingent purchase consideration	$52,453	$—	$—	$52,453
Total liabilities at fair value	$52,453	$—	$—	$52,453

The following table rolls forward the fair value of Level 3 instruments (significant unobservable inputs) (in thousands):

For the Six
Months Ended
June 30, 2015
Liabilities:
Balance at beginning of period	$52,453
Accretion	1,488
Change in foreign currency gains and losses	(2,366)
Balance at end of period	$51,575

The change in the fair value of Level 3 instruments is included in accretion of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations and Comprehensive Loss.

Financial instruments not recorded at fair value include the Company’s convertible senior notes. At June 30, 2015, the carrying amount of the convertible senior notes was $287.5 million, which represents the aggregate principal amount, and the fair value was $458.2 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9 for discussion of the convertible senior notes.

5. Available-for-Sale Securities

As of June 30, 2015, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$141,241	$141	$—	$141,382

As of June 30, 2015, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$141,241	$141,382
Total	$141,241	$141,382

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014
Receivable from partners	$3,936	$1,991
Prepaid expenses- other	1,453	1,168
Interest receivable	973	—
Prepaid insurance	819	1,190
VAT recoverable	152	231
Other	107	150
Total	$7,440	$4,730

7. Intangible Assets and Goodwill

Intangible acquired in-process research and development (“IPR&D”) assets and goodwill were established as part of the purchase accounting of EOS in November 2013.

IPR&D assets and goodwill consisted of the following (in thousands):

	June 30,	December 31,
	2015	2014
IPR&D assets:
Balance at beginning of period	$212,900	$244,518
Change in foreign currency gains and losses	(16,924)	(28,209)
Amortization of intangible asset	—	(3,409)	(a)
Balance at end of period	$195,976	$212,900

Goodwill:
Balance at beginning of period	$66,055	$74,811
Change in foreign currency gains and losses	(5,251)	(8,756)
Balance at end of period	$60,804	$66,055
(a)

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

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	June 30,	December 31,
	2015	2014
Accrued personnel costs	$5,450	$4,726
Accrued interest payable	2,096	2,236
Income tax payable	542	411
Accrued corporate legal fees and professional services	257	77
Accrued expenses - other	163	148
Total	$8,508	$7,598

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

In connection with the issuance of the Notes, the Company incurred $9.2 million of debt issuance costs, which is included in other assets on the Consolidated Balance Sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of June 30, 2015, the balance of unamortized debt issuance costs was $8.2 million.

The following table sets forth total interest expense recognized related to the Notes during the three and six months ended June 30, 2015 (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2015	June 30, 2015
Contractual interest expense	$1,797	$3,574
Amortization of debt issuance costs	300	598
Total interest expense	$2,097	$4,172

10. Stockholders’ Equity

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency, and unrealized gains and losses on available-for-sale securities.

The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

			Total
	Foreign		Accumulated
	Currency		Other
	Translation	Unrealized	Comprehensive
	Adjustments	Gains	Income (Loss)
Balance December 31, 2013	$4,696	$—	$4,696
Period change	(29,144)	—	(29,144)
Balance December 31, 2014	(24,448)	—	(24,448)
Period change	(17,602)	141	(17,461)
Balance June 30, 2015	$(42,050)	$141	$(41,909)

The period change between June 30, 2015 and December 31, 2014 was primarily due to the currency translation of the IPR&D intangible assets, goodwill and deferred income taxes associated with the acquisition of EOS in November 2013 (see Notes 3 and 7).

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options and the employee stock purchase plan, for the three and six months ended June 30, 2015 and 2014 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Research and development	$5,355	$2,580	$10,759	$5,014
General and administrative	3,015	2,633	6,293	5,135
Total share-based compensation expense	$8,370	$5,213	$17,052	$10,149

The Company did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 30, 2015 and 2014, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of June 30, 2015.

The following table summarizes the activity relating to the Company’s options to purchase common stock:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2014	4,159,362		$37.69
Granted	1,011,193	(a)	79.88
Exercised	(159,754)		16.15
Forfeited	(80,985)		51.64
Outstanding at June 30, 2015	4,929,816		$46.82	8.1	$202,569
Vested and expected to vest at June 30, 2015	4,637,933		$45.57	8.0	$196,336
Exercisable at June 30, 2015	2,138,822		$29.58	7.1	$124,691

(a)

Includes 120,000 performance-based stock options granted to executives of the Company in the first quarter of 2015. Fifty-percent of the grant vests contingent on approval by the U.S. Food and Drug Administration (“FDA”) to commercially distribute, sell or market rociletinib and fifty-percent of the grant vests contingent on approval by the FDA to commercially distribute, sell or market rucaparib. Stock compensation expense will be recognized when the condition for vesting is probable of being met.

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $87.88 as of June 30, 2015, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted-average grant date fair value per share	$55.35	$28.50	$51.49	$42.61
Intrinsic value of options exercised	$4,966,707	$2,464,470	$10,053,841	$2,750,277
Cash received from stock option exercises	$1,387,060	$484,516	$2,580,350	$541,167

As of June 30, 2015, the unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, was $84.2 million and the estimated weighted-average remaining vesting period was 2.8 years.

12. License Agreements

Rociletinib

In May 2010, we entered into an exclusive worldwide license agreement with Avila Therapeutics, Inc. (now Celgene Avilomics Research, Inc., part of Celgene Corporation (“Celgene”)) to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor gene product. As a result of the collaboration contemplated by the agreement, rociletinib was identified as the lead inhibitor candidate, which we are developing under the terms of the license agreement. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rociletinib. We made an up-front payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon acceptance by the FDA of our Investigational New Drug application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon initiation of the Phase II study for rociletinib. We recognized all payments as acquired in-process research and development expense.

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

Rucaparib

In June 2011, the Company entered into a worldwide license agreement with Pfizer Inc. to acquire exclusive development and commercialization rights to rucaparib. This drug candidate is a small molecule inhibitor of poly ADP-ribose polymerase, which the Company is developing for the treatment of selected solid tumors. Pursuant to the terms of the license agreement, the Company made a $7.0 million up-front payment to Pfizer. In April 2014, the Company initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. This payment was recognized as acquired in-process research and development expense.

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

The Company recorded a $3.9 million and $2.0 million receivable at June 30, 2015 and December 31, 2014, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. For the three months ending June 30, 2015 and 2014, we incurred $4.2 million and $2.4 million, respectively, in research and development costs and recorded reductions in research and development expense of $3.9 million and $2.2 million, respectively, for reimbursable development costs due from Servier. For the six months ending June 30, 2015 and 2014, we incurred $7.8 million and $4.2 million, respectively, in research and development costs and recorded reductions in research and development expense of $6.6 million and $3.8 million, respectively, for reimbursable development costs due from Servier.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2015	2014
Common shares under option	4,898	2,273
Convertible senior notes	4,646	—
Total potential dilutive shares	9,544	2,273

14. Commitments and Contingencies

Royalty and License Fee Commitments

The Company has entered into certain license agreements, as identified in Note 12, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, no amounts have been recorded in the Company’s Consolidated Balance Sheets at June 30, 2015 and December 31, 2014.

Development and Manufacturing Agreement Commitments

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the development and manufacturing agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first 12 months of any forecast. As of June 30, 2015, $2.0 million of purchase commitments were established under this agreement.

15. Subsequent Events

In July 2015, the Company sold 4,054,487 shares of its common stock in a public offering at $78.00 per share. The net proceeds to the Company from the offering were approximately $298 million, after deducting underwriting discounts and commissions and estimated offering expenses payable.

In July 2015, the Company submitted a NDA and a MAA for rociletinib to the FDA and the EMA, respectively. Under the terms of the license agreement, the Company will make a $12.0 million milestone payment to Celgene within 10 days of acceptance of the filings by the respective agencies, which will be recorded as acquired in-process research and development expense.

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We are currently developing three product candidates:

•

Rociletinib, an oral, epidermal growth factor receptor (“EGFR”) mutant-selective covalent inhibitor that is in advanced clinical development for the treatment of non-small cell lung cancer in patients with activating EGFR mutations, as well as the primary resistance mutation, T790M;

•	Rucaparib, an oral, small molecule poly ADP-ribose polymerase inhibitor that is currently in advanced clinical development for the treatment of ovarian cancer; and
•	Lucitanib, an oral, selective tyrosine kinase inhibitor that is currently in Phase II clinical development for the treatment of breast and lung cancers.

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

We have never been profitable and, as of June 30, 2015, we had an accumulated deficit of $563.7 million. We expect to incur significant and increasing losses for the foreseeable future, as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.

In July 2015, the Company sold 4,054,487 shares of its common stock in a public offering at $78.00 per share. The net proceeds to the Company from the offering were approximately $298 million, after deducting underwriting discounts and commissions and estimated offering expenses payable.

In July 2015, the Company submitted a New Drug Application regulatory filing and a Marketing Authorization Application for rociletinib to the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency, respectively. Under the terms of the license agreement, the Company will make a $12.0 million milestone payment to Celgene Avilomics Research Inc., part of Celgene Corporation (“Celgene”), within 10 days of acceptance of the filings by the respective agencies, which will be recorded as acquired in-process research and development expense.

Product License Agreements

Rociletinib

In May 2010, we entered into an exclusive worldwide license agreement with Avila Therapeutics, Inc. (now Celgene) to discover, develop and commercialize a covalent inhibitor of mutant forms of the EGFR gene product. Rociletinib was identified as the lead inhibitor candidate under the license agreement. We are responsible for all preclinical, clinical, regulatory and other activities necessary to develop and commercialize rociletinib. We made an up-front payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon the acceptance by the FDA of our Investigational New Drug application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon the initiation of the Phase II study for rociletinib. We recognized all payments as acquired in-process research and development expense.

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

The Company and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for the initial €80.0 million in global development costs under the agreed upon plan. Cumulative global development costs, if any, in excess of €80.0 million will be shared equally between the Company and Servier.

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

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
•	expenses incurred under agreements with contract research organizations and investigative sites that conduct our clinical trials;
•	the cost of acquiring, developing and manufacturing clinical trial materials;
•	costs associated with pre-clinical activities and regulatory operations;
•	market research, disease education and other commercial product planning activities; and
•	activities associated with the development of companion diagnostics for our product candidates.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Rociletinib Expenses
Acquired in-process R&D	$—	$—	$—	$5,000
Research and development	31,149	13,407	59,994	23,078
Rociletinib Total	31,149	13,407	59,994	28,078
Rucaparib Expenses
Acquired in-process R&D	—	400	—	400
Research and development	11,527	7,629	23,823	15,411
Rucaparib Total	11,527	8,029	23,823	15,811
Lucitanib Expenses
Acquired in-process R&D	—	—	—	3,406
Research and development (a)	308	180	1,243	352
Lucitanib Total	308	180	1,243	3,758
Personnel and other expenses	17,384	7,224	32,058	13,750
Total	$60,368	$28,840	$117,118	$61,397

(a)

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

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014:

The following table summarizes the results of our operations for the three months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended June 30,		Change 2015 vs. 2014
	2015	2014	$	%
Operating Expenses:
Research and development	$60,368	$28,440	$31,928	112%
General and administrative	7,204	5,265	1,939	37%
Acquired in-process research and development	—	400	(400)	(100%)
Accretion of contingent purchase consideration	764	861	(97)	(11%)
Total expenses	68,336	34,966	33,370	95%
Operating loss	(68,336)	(34,966)	(33,370)	95%
Other income (expense):
Interest expense	(2,097)	—	(2,097)	n/a
Foreign currency gains (losses)	(1,142)	316	(1,458)	(461%)
Other income (expense)	62	(46)	108	(235%)
Other income (expense), net	(3,177)	270	(3,447)	(1,277%)
Loss before income taxes	(71,513)	(34,696)	(36,817)	106%
Income tax expense	(18)	(68)	50	(74%)
Net loss	$(71,531)	$(34,764)	$(36,767)	106%

Research and Development Expenses. Research and development expenses increased during the three months ended June 30, 2015 compared to the same period in the prior year primarily due to increased development activities for the rociletinib and rucaparib programs. Costs associated with pre-clinical and clinical development activities for rociletinib were $13.5 million higher than the second quarter in 2014 driven by increased patient enrollment in the TIGER program of studies in non-small cell lung cancer. In addition, market research, disease education and other commercial product planning activities for rociletinib were $4.9 million higher in the second quarter of 2015 due to the preparation for commercial launch.

Clinical trial costs for rucaparib were $1.9 million higher than the same quarter in the prior year primarily due to higher enrollment in the ARIEL-3 study in ovarian cancer. Development costs for rucaparib were also $1.7 million higher than the second quarter of 2014 due to the expansion of our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib.

Salaries, share-based compensation expense and other personnel-related costs were $8.9 million higher in the second quarter of 2015 driven by higher headcount to support our expanded development activities.

General and Administrative Expenses. General and administrative expenses increased during the three months ended June 30, 2015 compared to the same period in the prior year due to $0.6 million higher professional service fees, $0.4 million higher share-based compensation expense, $0.3 million higher facilities expense and $0.2 million higher personnel costs.

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses decreased during the three months ended June 30, 2015 compared to the same period in the prior year. During the second quarter of 2014, we made a $0.4 million milestone payment to Pfizer upon the initiation of a pivotal registration study for rucaparib. We did not recognize any acquired in-process research and development expense during the second quarter of 2015.

Other Income (Expense), net. Other expense increased during the three months ended June 30, 2015 compared to the same period in the prior year driven by $2.1 million of interest expense related to the Company’s convertible senior notes issued in September 2014. In addition, we recognized $1.4 million of net foreign currency losses primarily due to the translation of our Euro-denominated contingent purchase consideration liabilities into U.S. dollars.

Comparison of Six Months Ended June 30, 2015 and 2014:

The following table summarizes the results of our operations for the six months ended June 30, 2015 and 2014 (in thousands):

	Six Months Ended June 30,		Change 2015 vs. 2014
	2015	2014	$	%
Revenues:
License and milestone revenue	$—	$13,625	$(13,625)	(100%)
Operating Expenses:
Research and development	117,118	52,591	64,527	123%
General and administrative	13,955	10,585	3,370	32%
Acquired in-process research and development	—	8,806	(8,806)	(100%)
Amortization of intangible asset	—	3,409	(3,409)	(100%)
Accretion of contingent purchase consideration	1,488	1,683	(195)	(12%)
Total expenses	132,561	77,074	55,487	72%
Operating loss	(132,561)	(63,449)	(69,112)	109%
Other income (expense):
Interest expense	(4,172)	—	(4,172)	n/a
Foreign currency gains	2,105	256	1,849	722%
Other income (expense)	73	(92)	165	(179%)
Other income (expense), net	(1,994)	164	(2,158)	(1,316%)
Loss before income taxes	(134,555)	(63,285)	(71,270)	113%
Income tax expense	(120)	(2,197)	2,077	(95%)
Net loss	$(134,675)	$(65,482)	$(69,193)	106%

License and Milestone Revenue. License and milestone revenue decreased during the six months ended June 30, 2015 compared to the same period in the prior year. During the first quarter of 2014, we recognized $13.6 million of milestone revenue from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office. We did not recognize any revenue during the six months ended June 30, 2015.

Research and Development Expenses. Research and development expenses increased during the six months ended June 30, 2015 compared to the same period in the prior year primarily due to increased development activities for the rociletinib and rucaparib programs. Costs associated with pre-clinical and clinical development activities for rociletinib were $26.9 million higher than 2014 driven by increased patient enrollment in the TIGER program of studies in non-small cell lung cancer. In addition, market research, disease education and other commercial product planning activities for rociletinib were $7.6 million higher in 2015 due to the preparation for commercial launch.

Clinical trial costs for rucaparib were $4.0 million higher than the same period in the prior year primarily due to higher enrollment in the ARIEL-2 and ARIEL-3 studies in ovarian cancer. Development costs for rucaparib were also $2.8 million higher than 2014 due to the expansion of our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib. Clinical supply and related manufacturing development costs for both programs were $4.0 million higher than 2014, as we increased production to support the expanded clinical studies.

Salaries, share-based compensation expense and other personnel-related costs were $16.5 million higher in 2015 driven by higher headcount to support our expanded development activities.

General and Administrative Expenses. General and administrative expenses increased during the six months ended June 30, 2015 compared to the same period in the prior year due to $1.2 million higher share-based compensation expense, $0.7 million higher facilities expense, $0.5 million higher personnel costs and $0.5 million higher professional services fees.

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses decreased during the six months ended June 30, 2015 compared to the same period in the prior year. During the first quarter of 2014, we made a $5.0 million milestone payment to Celgene upon initiation of the Phase II study for rociletinib, and we recorded a $3.4 million charge for a milestone payment to Advenchen, representing 25% of the sublicense agreement consideration of $13.6 million received from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office. During the second quarter of 2014, we made a $0.4 million milestone payment to Pfizer upon initiation of a pivotal registration study for rucaparib. We did not recognize any acquired in-process research and development expense during the six months ended June 30, 2015.

Amortization of Intangible Asset. Amortization of intangible asset decreased during the six months ended June 30, 2015 compared to the same period in the prior year. During the first quarter of 2014, the fair value of the acquired in-process research and development intangible assets was reduced by $3.4 million due to a fair value adjustment to an asset’s expected future cash flows resulting from the receipt of the lucitanib milestone payment. We did not record a fair value adjustment during the six months ended June 30, 2015.

Other Income (Expense), net. Other expense increased during the six months ended June 30, 2015 compared to the same period in the prior year driven by $4.2 million of interest expense related to the Company’s convertible senior notes issued in September 2014. The interest expense was partially offset by an increase of $1.8 million from net foreign currency gains primarily due to the translation of our Euro-denominated contingent purchase consideration liabilities into U.S. dollars.

Income Taxes. Income tax expense decreased during the six months ended June 30, 2015 compared to the same period in the prior year. During the first quarter of 2014, we recorded foreign tax provisions related to the milestone revenue recognized under the Servier license agreement, partially offset by a deferred tax benefit recognized upon reduction of the carrying value of the IPR&D assets.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity and convertible debt securities. At June 30, 2015, we had cash, cash equivalents and available-for-sale securities totaling $377.6 million.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(105,631)	$(48,879)
Net cash used in investing activities	(143,222)	(1,909)
Net cash provided by financing activities	3,073	763
Effect of exchange rate changes on cash and cash equivalents	(636)	29
Net decrease in cash and cash equivalents	$(246,416)	$(49,996)

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities increased $56.8 million during the six months ended June 30, 2015 compared to the prior year driven by higher rociletinib and rucaparib research and development costs associated with the expansion of the clinical trials and higher salaries, benefits and personnel-related costs resulting from higher headcount to support the expanding development activities of our product candidates. During the first quarter of 2015, we also paid $3.7 million in interest related to the convertible senior notes. The net loss for the six months ended June 30, 2014 was partially offset by a $13.6 million milestone revenue payment received from Servier.

Investing Activities

Net cash used in investing activities increased $141.3 million during the six months ended June 30, 2015 compared to the prior year primarily due to the purchase of available-for-sale securities in the first quarter of 2015.

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

The net proceeds raised to date from the sale of equity securities and issuance of debt may not be sufficient to fund our operations through successful development and commercialization of our product candidates. As a result, we may need to raise additional capital to fund our operations and continue to conduct clinical trials to support additional development and potential regulatory approval, make milestone payments to our licensors and commercialize our product candidates.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2015, we had cash, cash equivalents and available-for-sale securities of $377.6 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, a significant portion of the contingent purchase consideration liability will be settled with Euro-denominated payments if certain future milestones are achieved. We may be subject to fluctuations in foreign currency rates in connection with these agreements and future contingent payments. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2015 and December 31, 2014, approximately 6% and 7%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of June 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Date: August 7, 2015	CLOVIS ONCOLOGY, INC.

	By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ Erle T. Mast
Erle T. Mast
Executive Vice President and Chief Financial Officer