Form 10-Q
period 2015-09-30
Clovis Oncology, Inc.
filed 2015-11-06
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 30, 2015 was 38,320,649.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
License and milestone revenue	$—	$—	$—	$13,625
Operating expenses:
Research and development	76,138	34,965	193,256	87,556
General and administrative	8,331	5,267	22,286	15,852
Acquired in-process research and development	12,000	—	12,000	8,806
Amortization of intangible asset	—	—	—	3,409
Accretion of contingent purchase consideration	783	888	2,271	2,571
Total expenses	97,252	41,120	229,813	118,194
Operating loss	(97,252)	(41,120)	(229,813)	(104,569)
Other income (expense):
Interest expense	(2,099)	(511)	(6,271)	(511)
Foreign currency gains (losses)	(101)	2,323	2,004	2,579
Other income (expense)	179	(42)	252	(134)
Other income (expense), net	(2,021)	1,770	(4,015)	1,934
Loss before income taxes	(99,273)	(39,350)	(233,828)	(102,635)
Income tax benefit (expense)	628	(292)	508	(2,489)
Net loss	$(98,645)	$(39,642)	$(233,320)	$(105,124)
Basic and diluted net loss per common share	$(2.62)	$(1.17)	$(6.62)	$(3.10)
Basic and diluted weighted average common shares outstanding	37,613	33,921	35,252	33,871
Comprehensive loss	$(98,222)	$(58,809)	$(250,358)	$(126,126)

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$355,443	$482,677
Available-for-sale securities	250,444	—
Prepaid research and development expenses	2,394	3,765
Other current assets	7,159	4,730
Total current assets	615,440	491,172
Property and equipment, net	3,303	2,718
Intangible assets	196,390	212,900
Goodwill	60,932	66,055
Other assets	15,624	13,361
Total assets	$891,689	$786,206
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$9,316	$2,917
Accrued research and development expenses	58,954	37,257
Other accrued expenses	7,667	7,598
Total current liabilities	75,937	47,772
Contingent purchase consideration	52,421	52,453
Deferred income taxes, net	61,138	66,851
Convertible senior notes	287,500	287,500
Deferred rent, long-term	371	—
Total liabilities	477,367	454,576
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 38,280,996 and 33,977,187 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	38	34
Additional paid-in capital	1,118,135	785,089
Accumulated other comprehensive loss	(41,486)	(24,448)
Accumulated deficit	(662,365)	(429,045)
Total stockholders' equity	414,322	331,630
Total liabilities and stockholders' equity	$891,689	$786,206

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities
Net loss	$(233,320)	$(105,124)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	548	3,700
Share-based compensation expense	29,458	15,585
Amortization of premiums and discounts on available-for-sale securities	1,319	—
Amortization of debt issuance costs	900	72
Change in value of contingent purchase consideration	(32)	(309)
Deferred income taxes	(529)	761
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	21,046	7,152
Other operating assets	(3,500)	(3,941)
Accounts payable	6,124	(1,889)
Other accrued expenses	609	892
Net cash used in operating activities	(177,377)	(83,101)
Investing activities
Purchases of property and equipment	(1,175)	(2,191)
Purchases of available-for-sale securities	(392,540)	—
Sales of available-for-sale securities	140,996	—
Net cash used in investing activities	(252,719)	(2,191)
Financing activities
Proceeds from the sale of common stock, net of issuance costs	298,509	—
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	278,335
Proceeds from the exercise of stock options and employee stock purchases	5,027	763
Net cash provided by financing activities	303,536	279,098
Effect of exchange rate changes on cash and cash equivalents	(674)	(449)
(Decrease) increase in cash and cash equivalents	(127,234)	193,357
Cash and cash equivalents at beginning of period	482,677	323,228
Cash and cash equivalents at end of period	$355,443	$516,585
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,307	$—

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

In July 2015, the Company submitted a New Drug Application (“NDA”) regulatory filing and a Marketing Authorization Application (“MAA”) for rociletinib to the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), respectively. Both the FDA and EMA subsequently accepted the respective filings for review. The FDA granted the rociletinib NDA priority review status with a Prescription Drug User Fee Act action date of March 30, 2016.

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

Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. See Note 10 for discussion of our recent common stock offering.

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

3. EOS Acquisition

On November 19, 2013, the Company acquired all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.). The initial purchase consideration was comprised of an $11.8 million cash payment and the issuance of $173.7 million of the Company’s common stock to the former EOS shareholders. The Company may make additional purchase payments to the previous EOS shareholders if certain lucitanib regulatory and sales milestones are achieved. The potential contingent milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to approximately $193.9 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at September 30, 2015. The Company recorded a liability for the estimated fair value of these payments, which totaled $52.4 million and $52.5 million at September 30, 2015 and December 31, 2014, respectively.

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

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2015
Assets:
Money market	$325,843	$325,843	$—	$—
U.S. treasury securities	250,444	—	250,444	—
Total assets at fair value	$576,287	$325,843	$250,444	$—
Liabilities:
Contingent purchase consideration	$52,421	$—	$—	$52,421
Total liabilities at fair value	$52,421	$—	$—	$52,421
December 31, 2014
Assets:
Money market	$447,994	$447,994	$—	$—
Total assets at fair value	$447,994	$447,994	$—	$—
Liabilities:
Contingent purchase consideration	$52,453	$—	$—	$52,453
Total liabilities at fair value	$52,453	$—	$—	$52,453

The following table rolls forward the fair value of Level 3 instruments (significant unobservable inputs) (in thousands):

For the Nine
Months Ended
September 30, 2015
Liabilities:
Balance at beginning of period	$52,453
Accretion	2,271
Change in foreign currency gains and losses	(2,303)
Balance at end of period	$52,421

The change in the fair value of Level 3 instruments is included in accretion of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations and Comprehensive Loss.

Financial instruments not recorded at fair value include the Company’s convertible senior notes. At September 30, 2015, the carrying amount of the convertible senior notes was $287.5 million, which represents the aggregate principal amount, and the fair value was $480.1 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9 for discussion of the convertible senior notes.

5. Available-for-Sale Securities

As of September 30, 2015, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$250,296	$148	$—	$250,444

As of September 30, 2015, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$175,171	$175,246
Due in one year to two years	75,125	75,198
Total	$250,296	$250,444

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
Receivable from partners	$3,836	$1,991
Prepaid expenses- other	1,915	1,168
Prepaid insurance	491	1,190
Other	917	381
Total	$7,159	$4,730

7. Intangible Assets and Goodwill

Intangible acquired in-process research and development (“IPR&D”) assets and goodwill were established as part of the purchase accounting of EOS in November 2013.

IPR&D assets and goodwill consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
IPR&D assets:
Balance at beginning of period	$212,900	$244,518
Change in foreign currency gains and losses	(16,510)	(28,209)
Amortization of intangible asset	—	(3,409)	(a)
Balance at end of period	$196,390	$212,900

Goodwill:
Balance at beginning of period	$66,055	$74,811
Change in foreign currency gains and losses	(5,123)	(8,756)
Balance at end of period	$60,932	$66,055
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

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	September 30,	December 31,
	2015	2014
Accrued personnel costs	$6,972	$4,726
Accrued interest payable	299	2,236
Income tax payable	125	411
Accrued expenses - other	271	225
Total	$7,667	$7,598

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

In connection with the issuance of the Notes, the Company incurred $9.2 million of debt issuance costs, which is included in other assets on the Consolidated Balance Sheets. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of September 30, 2015, the balance of unamortized debt issuance costs was $7.9 million.

The following table sets forth total interest expense recognized related to the Notes during the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Month Ended September 30,
	2015	2014	2015	2014
Contractual interest expense	$1,797	$439	$5,371	$439
Amortization of debt issuance costs	302	72	900	72
Total interest expense	$2,099	$511	$6,271	$511

10. Stockholders’ Equity

Common Stock

In July 2015, the Company sold 4,054,487 shares of its common stock in a public offering at $78.00 per share. The net proceeds to the Company from the offering were $298.5 million, after deducting underwriting discounts and commissions and offering expenses.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency, and unrealized gains and losses on available-for-sale securities.

The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

			Total
	Foreign		Accumulated
	Currency		Other
	Translation	Unrealized	Comprehensive
	Adjustments	Gains	Income (Loss)
Balance December 31, 2013	$4,696	$—	$4,696
Period change	(29,144)	—	(29,144)
Balance December 31, 2014	(24,448)	—	(24,448)
Period change	(17,186)	148	(17,038)
Balance September 30, 2015	$(41,634)	$148	$(41,486)

The period change between September 30, 2015 and December 31, 2014 was primarily due to the currency translation of the IPR&D intangible assets, goodwill and deferred income taxes associated with the acquisition of EOS in November 2013 (see Notes 3 and 7).

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options and the employee stock purchase plan, for the three and nine months ended September 30, 2015 and 2014 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development (a)	$9,039	$2,991	$19,798	$8,005
General and administrative	3,367	2,445	9,660	7,580
Total share-based compensation expense	$12,406	$5,436	$29,458	$15,585

(a)	During the third quarter of 2015, the Company recognized $2.9 million in share-based compensation expense associated with a modification to the terms of a former executive’s stock option agreement.

The Company did not recognize a tax benefit related to share-based compensation expense during the three and nine months ended September 30, 2015 and 2014, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of September 30, 2015.

The following table summarizes the activity relating to the Company’s options to purchase common stock:

	Number of Options		Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2014	4,159,362		$37.69
Granted	1,476,093	(a)	81.89
Exercised	(239,144)		18.96
Forfeited	(99,141)		54.89
Outstanding at September 30, 2015	5,297,170		$50.53	7.9	$220,000
Vested and expected to vest at September 30, 2015	4,927,425		$49.06	7.8	$211,831
Exercisable at September 30, 2015	2,335,441		$31.51	6.5	$141,187

(a)

Includes 120,000 performance-based stock options granted to executives of the Company in the first quarter of 2015. Fifty-percent of the grant vests contingent on approval by the FDA to commercially distribute, sell or market rociletinib and fifty-percent of the grant vests contingent on approval by the FDA to commercially distribute, sell or market rucaparib. Stock compensation expense will be recognized when the condition for vesting is probable of being met.

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $91.96 as of September 30, 2015, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Weighted-average grant date fair value per share	$56.22	$27.85	$52.98	$39.13
Intrinsic value of options exercised	$5,307,365	$4,391	$15,361,206	$2,754,669
Cash received from stock option exercises	$1,953,938	$341	$4,534,288	$541,508

As of September 30, 2015, the unrecognized share-based compensation expense related to nonvested options, adjusted for expected forfeitures, was $96.8 million and the estimated weighted-average remaining vesting period was 2.7 years.

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

We made an up-front payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon acceptance by the FDA of our Investigational New Drug application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon initiation of the Phase II study for rociletinib. In the third quarter of 2015, we made milestone payments totaling $12.0 million upon acceptance of the NDA and MAA for rociletinib by the FDA and EMA, respectively. We recognized all payments prior to commercial approval as acquired in-process research and development expense.

We are obligated to pay royalties on net sales of rociletinib, based on the volume of annual net sales achieved. The Company is required to pay up to an additional aggregate of $98.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved, including $15.0 million upon the first approval of an NDA by the FDA and $15.0 million upon the first approval of an MAA by the EMA. In addition, the Company is required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

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

The Company recorded a $3.8 million and $2.0 million receivable at September 30, 2015 and December 31, 2014, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. For the three months ending September 30, 2015 and 2014, we incurred $3.8 million and $2.2 million, respectively, in research and development costs and recorded reductions in research and development expense of $3.8 million and $4.1 million, respectively, for reimbursable development costs due from Servier. For the nine months ending September 30, 2015 and 2014, we incurred $11.7 million and $9.8 million, respectively, in research and development costs and recorded reductions in research and development expense of $10.4 million and $7.9 million, respectively, for reimbursable development costs due from Servier.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Nine Months Ended September 30,
	2015	2014
Common shares under option	5,232	2,662
Convertible senior notes	4,646	4,646
Total potential dilutive shares	9,878	7,308

14. Commitments and Contingencies

The Company has entered into certain license agreements, as identified in Note 12, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, no amounts have been recorded in the Company’s Consolidated Balance Sheets at September 30, 2015 and December 31, 2014.

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

We have never been profitable and, as of September 30, 2015, we had an accumulated deficit of $662.4 million. We expect to incur significant and increasing losses for the foreseeable future, as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. We will need additional financing to support our operating activities. We will seek to fund our operations through equity or debt financings or other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We expect that research and development expenses will increase as we continue the development of our product candidates. We will need to generate significant revenues to achieve profitability, and we may never do so.

In July 2015, the Company sold 4,054,487 shares of its common stock in a public offering at $78.00 per share. The net proceeds to the Company from the offering were $298.5 million, after deducting underwriting discounts and commissions and offering expenses.

In July 2015, the Company submitted a New Drug Application (“NDA”) regulatory filing and a Marketing Authorization Application (“MAA”) for rociletinib to the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), respectively. Both the FDA and EMA subsequently accepted the respective filings for review. The FDA granted the rociletinib NDA priority review status with a Prescription Drug User Fee Act action date of March 30, 2016.

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

We made an up-front payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon acceptance by the FDA of our Investigational New Drug application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon the initiation of the Phase II study for rociletinib. In the third quarter of 2015, we made milestone payments totaling $12.0 million upon acceptance of the NDA and MAA for rociletinib by the FDA and EMA, respectively. We recognized all payments as acquired in-process research and development expense.

We are obligated to pay royalties on net sales of rociletinib, based on the volume of annual net sales achieved. We are required to pay up to an additional aggregate of $98.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved, including $15.0 million upon the first approval of an NDA by the FDA and $15.0 million upon the first approval of an MAA by the EMA. In addition, we are required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Rociletinib Expenses
Acquired in-process R&D	$12,000	$—	$12,000	$5,000
Research and development	36,371	17,905	96,365	40,983
Rociletinib Total	48,371	17,905	108,365	45,983
Rucaparib Expenses
Acquired in-process R&D	—	—	—	400
Research and development	14,939	10,225	38,762	25,636
Rucaparib Total	14,939	10,225	38,762	26,036
Lucitanib Expenses
Acquired in-process R&D	—	—	—	3,406
Research and development (a)	37	(1,870)	1,280	(1,518)
Lucitanib Total	37	(1,870)	1,280	1,888
Personnel and other expenses	24,791	8,705	56,849	22,455
Total	$88,138	$34,965	$205,256	$96,362

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014:

The following table summarizes the results of our operations for the three months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%
Operating expenses:
Research and development	$76,138	$34,965	$41,173	118%
General and administrative	8,331	5,267	3,064	58%
Acquired in-process research and development	12,000	—	12,000	n/a
Accretion of contingent purchase consideration	783	888	(105)	(12%)
Total expenses	97,252	41,120	56,132	137%
Operating loss	(97,252)	(41,120)	(56,132)	137%
Other income (expense):
Interest expense	(2,099)	(511)	(1,588)	311%
Foreign currency gains (losses)	(101)	2,323	(2,424)	(104%)
Other income (expense)	179	(42)	221	(526%)
Other income (expense), net	(2,021)	1,770	(3,791)	(214%)
Loss before income taxes	(99,273)	(39,350)	(59,923)	152%
Income tax benefit (expense)	628	(292)	920	(315%)
Net loss	$(98,645)	$(39,642)	$(59,003)	149%

Research and Development Expenses. Research and development expenses increased during the three months ended September 30, 2015 compared to the same period in the prior year primarily due to increased development activities for the rociletinib and rucaparib programs. Costs associated with non-clinical and clinical development activities for rociletinib were $10.3 million higher than the third quarter in 2014 driven by increased patient enrollment in the TIGER program of studies in non-small cell lung cancer. In addition, market research, disease education and other commercial product planning activities for rociletinib were $7.0 million higher in the third quarter of 2015 due to the preparation for the planned commercial launch.

Clinical supply and related manufacturing costs for rucaparib were $1.6 million higher than the third quarter of 2014, as we increased production to support expanded clinical studies. Clinical trial costs for rucaparib were $1.5 million higher than the same quarter in the prior year primarily due to higher enrollment in the ARIEL-3 study in ovarian cancer. In addition, development costs for rucaparib were $0.9 million higher than the third quarter of 2014 due to the advancement of our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib.

Salaries, share-based compensation expense and other personnel-related costs were $15.6 million higher in the third quarter of 2015 driven by higher headcount to support our expanded development and commercial planning activities. In addition, during the third quarter of 2015, the Company recognized $2.9 million of share-based compensation expense associated with a modification to the terms of a former executive’s stock option agreement.

General and Administrative Expenses. General and administrative expenses increased during the three months ended September 30, 2015 compared to the same period in the prior year primarily due to $0.9 million higher share-based compensation expense, $0.9 million higher professional service fees, $0.6 million higher personnel costs and $0.4 million higher facilities expense.

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses increased during the three months ended September 30, 2015 compared to the same period in the prior year. During the third quarter of 2015, we made milestone payments totaling $12.0 million to Celgene upon acceptance of the NDA and MAA for rociletinib by the FDA and EMA, respectively. We did not recognize any acquired in-process research and development expense during the third quarter of 2014.

Other Income (Expense), net. Other expense increased during the three months ended September 30, 2015 compared to the same period in the prior year. During the third quarter of 2015, the Company recognized $0.1 million of foreign currency losses compared with $2.3 million of foreign currency gains during the same period in 2014. The change in the foreign currency gains and losses was driven by fluctuations in the foreign currency rate utilized to translate our Euro-denominated contingent purchase consideration liabilities into U.S. dollars. In addition, we recognized $1.6 million higher interest expense related to the Company’s convertible senior notes issued in September 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014:

The following table summarizes the results of our operations for the nine months ended September 30, 2015 and 2014 (in thousands):

	Nine Months Ended September 30,		Change 2015 vs. 2014
	2015	2014	$	%
Revenues:
License and milestone revenue	$—	$13,625	$(13,625)	(100%)
Operating expenses:
Research and development	193,256	87,556	105,700	121%
General and administrative	22,286	15,852	6,434	41%
Acquired in-process research and development	12,000	8,806	3,194	36%
Amortization of intangible asset	—	3,409	(3,409)	(100%)
Accretion of contingent purchase consideration	2,271	2,571	(300)	(12%)
Total expenses	229,813	118,194	111,619	94%
Operating loss	(229,813)	(104,569)	(125,244)	120%
Other income (expense):
Interest expense	(6,271)	(511)	(5,760)	1,127%
Foreign currency gains	2,004	2,579	(575)	(22%)
Other income (expense)	252	(134)	386	(288%)
Other income (expense), net	(4,015)	1,934	(5,949)	(308%)
Loss before income taxes	(233,828)	(102,635)	(131,193)	128%
Income tax benefit (expense)	508	(2,489)	2,997	(120%)
Net loss	$(233,320)	$(105,124)	$(128,196)	122%

License and Milestone Revenue. License and milestone revenue decreased during the nine months ended September 30, 2015 compared to the same period in the prior year. During the first quarter of 2014, we recognized $13.6 million of milestone revenue from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office. We did not recognize any revenue during the nine months ended September 30, 2015.

Research and Development Expenses. Research and development expenses increased during the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to increased development activities for the rociletinib and rucaparib programs. Costs associated with non-clinical and clinical development activities for rociletinib were $37.2 million higher than 2014 driven by increased patient enrollment in the TIGER program of studies in non-small cell lung cancer. In addition, market research, disease education and other commercial product planning activities for rociletinib were $14.8 million higher in 2015 due to the preparation for the planned commercial launch.

Clinical trial costs for rucaparib were $5.4 million higher than the same period in the prior year primarily due to higher enrollment in the ARIEL-2 and ARIEL-3 studies in ovarian cancer. Development costs for rucaparib were also $3.7 million higher than 2014 due to the advancement of our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib.

Clinical supply and related manufacturing development costs for both programs were $5.5 million higher than 2014, as we increased production to support the expanded clinical studies.

Salaries, share-based compensation expense and other personnel-related costs were $33.3 million higher in 2015 driven by higher headcount to support our expanded development and commercial planning activities. In addition, during the third quarter of 2015, the Company recognized $2.9 million of share-based compensation expense associated with a modification to the terms of a former executive’s stock option agreement.

General and Administrative Expenses. General and administrative expenses increased during the nine months ended September 30, 2015 compared to the same period in the prior year primarily due to $2.1 million higher share-based compensation expense, $1.4 million higher professional services, $1.1 million higher personnel costs, $1.0 million higher facilities expense and $0.4 million higher information technology expense.

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses increased during the nine months ended September 30, 2015 compared to the same period in the prior year. During the third quarter of 2015, we made milestone payments totaling $12.0 million to Celgene upon acceptance of the NDA and MAA for rociletinib by the FDA and EMA, respectively. During the first quarter of 2014, we made a $5.0 million milestone payment to Celgene upon initiation of the Phase II study for rociletinib, and we recorded a $3.4 million charge for a milestone payment to Advenchen, representing 25% of the sublicense agreement consideration of $13.6 million received from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office. During the second quarter of 2014, we also made a $0.4 million milestone payment to Pfizer upon initiation of a pivotal registration study for rucaparib.

Amortization of Intangible Asset. Amortization of intangible asset decreased during the nine months ended September 30, 2015 compared to the same period in the prior year. During the first quarter of 2014, the fair value of the acquired in-process research and development intangible assets was reduced by $3.4 million due to a fair value adjustment to an asset’s expected future cash flows resulting from the receipt of the lucitanib milestone payment. We did not record a fair value adjustment during the nine months ended September 30, 2015.

Other Income (Expense), net. Other expense increased during the nine months ended September 30, 2015 compared to the same period in the prior year driven by $5.8 million higher interest expense related to the Company’s convertible senior notes issued in September 2014.

Income Taxes. Income tax expense decreased during the nine months ended September 30, 2015 compared to the same period in the prior year. During the first quarter of 2014, we recorded foreign tax provisions related to the milestone revenue recognized under the Servier license agreement, partially offset by a deferred tax benefit recognized upon reduction of the carrying value of the IPR&D assets.

Liquidity and Capital Resources

To date, we have funded our operations through the sale of equity and convertible debt securities. At September 30, 2015, we had cash, cash equivalents and available-for-sale securities totaling $605.9 million.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(177,377)	$(83,101)
Net cash used in investing activities	(252,719)	(2,191)
Net cash provided by financing activities	303,536	279,098
Effect of exchange rate changes on cash and cash equivalents	(674)	(449)
Net (decrease) increase in cash and cash equivalents	$(127,234)	$193,357

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities increased $94.3 million during the nine months ended September 30, 2015 compared to the prior year driven by higher rociletinib and rucaparib research and development costs associated with the expansion of the clinical trials, as well as the preparation for the planned commercial launch of rociletinib, and higher salaries, benefits and personnel-related costs resulting from higher headcount to support the expanded development activities of our product candidates. During the third quarter of 2015, we made milestone payments totaling $12.0 million to Celgene upon acceptance of the NDA and MAA for rociletinib by the FDA and EMA, respectively. During the nine months ended September 30, 2015, we also paid $7.3 million in interest related to the convertible senior notes. The net loss for the nine months ended September 30, 2014 was partially offset by a $13.6 million milestone revenue payment received from Servier.

Investing Activities

Net cash used in investing activities increased $250.5 million during the nine months ended September 30, 2015 compared to the prior year primarily due to the purchase of available-for-sale securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2015 includes $298.5 million in net proceeds received from our recent common stock offering and $5.0 million received from employee stock option exercises and stock purchases under the employee stock purchase plan. Net cash provided by financing activities for the nine months ended September 30, 2014 includes $278.3 million in net proceeds received from our convertible senior notes offering in September 2014 and $0.8 million received from employee stock option exercises and stock purchases under the employee stock purchase plan.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2015, we had cash, cash equivalents and available-for-sale securities of $605.9 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, a significant portion of the contingent purchase consideration liability will be settled with Euro-denominated payments if certain future milestones are achieved. We may be subject to fluctuations in foreign currency rates in connection with these agreements and future contingent payments. While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2015 and December 31, 2014, approximately 6% and 7%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of September 30, 2015 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.29*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

10.30(9)	Consulting Agreement, dated August 6, 2015, by and between Andrew Allen and Clovis Oncology, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 12, 2015.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 6, 2015	CLOVIS ONCOLOGY, INC.

	By:	/s/ Patrick J. Mahaffy
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ Erle T. Mast
Erle T. Mast
Executive Vice President and Chief Financial Officer