Form 10-Q
period 2016-03-31
Clovis Oncology, Inc.
filed 2016-05-09
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 29, 2016 was 38,385,660.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenues:
License and milestone revenue	$—	$—
Operating expenses:
Research and development	74,608	56,750
General and administrative	9,827	6,751
Change in fair value of contingent purchase consideration	516	724
Total expenses	84,951	64,225
Operating loss	(84,951)	(64,225)
Other income (expense):
Interest expense	(2,104)	(2,075)
Foreign currency gains (losses)	(551)	3,247
Other income	25	11
Other income (expense), net	(2,630)	1,183
Loss before income taxes	(87,581)	(63,042)
Income tax benefit (expense)	4,181	(102)
Net loss	$(83,400)	$(63,144)
Basic and diluted net loss per common share	$(2.17)	$(1.86)
Basic and diluted weighted-average common shares outstanding	38,360	34,011

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(83,400)	$(63,144)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	3,513	(25,915)
Net unrealized gain on available-for-sale securities, net of tax	230	88
Other comprehensive income (loss)	3,743	(25,827)
Comprehensive loss	$(79,657)	$(88,971)

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$220,373	$278,756
Available-for-sale securities	225,117	249,832
Prepaid research and development expenses	10,391	3,377
Other current assets	8,090	7,736
Total current assets	463,971	539,701
Property and equipment, net	5,108	4,946
Intangible assets	105,689	101,500
Goodwill	61,775	59,327
Other assets	8,031	7,912
Total assets	$644,574	$713,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$14,100	$11,260
Accrued research and development expenses	52,642	53,011
Other accrued expenses	7,199	11,305
Total current liabilities	73,941	75,576
Contingent purchase consideration	25,710	24,661
Deferred income taxes, net	30,476	31,133
Convertible senior notes	280,192	279,885
Deferred rent, long-term	1,592	1,481
Total liabilities	411,911	412,736
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; 38,364,454 and 38,359,454 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38	38
Additional paid-in capital	1,141,648	1,129,978
Accumulated other comprehensive loss	(43,717)	(47,460)
Accumulated deficit	(865,306)	(781,906)
Total stockholders' equity	232,663	300,650
Total liabilities and stockholders' equity	$644,574	$713,386

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(83,400)	$(63,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	10,965	8,682
Depreciation and amortization	270	169
Amortization of premiums and discounts on available-for-sale securities	80	471
Amortization of debt issuance costs	307	298
Change in fair value of contingent purchase consideration	1,049	(2,794)
Loss on disposal of property and equipment	169	—
Deferred income taxes	(4,145)	—
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	(7,601)	7,776
Other operating assets	(130)	(805)
Accounts payable	2,682	4,228
Other accrued expenses	(3,984)	(3,286)
Net cash used in operating activities	(83,738)	(48,405)
Investing activities
Purchases of property and equipment	(604)	(816)
Purchases of available-for-sale securities	—	(142,216)
Maturities of available-for-sale securities	25,000	—
Net cash provided by (used in) investing activities	24,396	(143,032)
Financing activities
Proceeds from the exercise of stock options and employee stock purchases	705	1,193
Net cash provided by financing activities	705	1,193
Effect of exchange rate changes on cash and cash equivalents	254	(891)
Decrease in cash and cash equivalents	(58,383)	(191,135)
Cash and cash equivalents at beginning of period	278,756	482,677
Cash and cash equivalents at end of period	$220,373	$291,542
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,594	$3,714

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

In July 2015, the Company submitted a New Drug Application (“NDA”) regulatory filing and a Marketing Authorization Application (“MAA”) for rociletinib to the U.S. Food and Drug Administration (“FDA”) and the European Medicines Agency (“EMA”), respectively. Both the FDA and EMA subsequently accepted the respective filings.

On April 12, 2016, the Oncologic Drugs Advisory Committee (“ODAC”) met to discuss approval of the NDA for rociletinib. The ODAC reviews and evaluates data concerning the safety and effectiveness of marketed and investigational human drug products used in the treatment of cancer and makes recommendations to the FDA. The Committee recommended that the FDA wait to see results from TIGER-3, the Company’s ongoing Phase III, randomized, controlled trial of rociletinib, before making a decision on approval of the treatment.

On May 5, 2016, the Company announced that it was notified by the FDA that it could expect to receive a Complete Response Letter (“CRL”) for the rociletinib NDA on or before the Prescription Drug User Fee Act date of June 28, 2016. The FDA issues a CRL to indicate that their review of an application is complete and that the application is not ready for approval. In anticipation of receiving the CRL, the Company terminated enrollment in all ongoing sponsored clinical studies of rociletinib. The Company will continue to provide drug to patients whose clinicians recommend continuing rociletinib therapy. In addition, the Company has withdrawn its MAA for rociletinib currently on file with the EMA.

Basis of Presentation

All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a broader discussion of our business and the opportunities and risks inherent in such business.

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

Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on current estimates, management believes that existing working capital at March 31, 2016 is sufficient to meet the cash requirements to fund planned operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The guidance also requires the presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. This update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized should be applied using a modified retrospective transition method. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating its planned method of adoption and the impact the standard may have on its consolidated financial statements and related disclosures.

3. EOS Acquisition

On November 19, 2013, the Company acquired all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.). The Company paid $11.8 million in cash and issued $173.7 million of common stock at the acquisition date and may make additional future cash payments if certain lucitanib regulatory and sales milestones are achieved. The potential contingent milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to approximately $195.7 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at March 31, 2016. The Company recorded a liability for the estimated fair value of these payments, which totaled $25.7 million and $24.7 million at March 31, 2016 and December 31, 2015, respectively.

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

Level 3:

Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets. The contingent purchase consideration related to the undeveloped lucitanib product rights acquired with the purchase of EOS is a Level 3 liability. The fair value of this liability is based on unobservable inputs and includes valuations for which there is little, if any, market activity. See Note 3 of the Company’s 2015 Form 10-K for further discussion of the unobservable inputs and valuation techniques related to the contingent purchase consideration liability.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2016
Assets:
Money market	$201,467	$201,467	$—	$—
U.S. treasury securities	225,117	—	225,117	—
Total assets at fair value	$426,584	$201,467	$225,117	$—
Liabilities:
Contingent purchase consideration	$25,710	$—	$—	$25,710
Total liabilities at fair value	$25,710	$—	$—	$25,710
December 31, 2015
Assets:
Money market	$251,037	$251,037	$—	$—
U.S. treasury securities	249,832	—	249,832	—
Total assets at fair value	$500,869	$251,037	$249,832	$—
Liabilities:
Contingent purchase consideration	$24,661	$—	$—	$24,661
Total liabilities at fair value	$24,661	$—	$—	$24,661

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three months ended March 31, 2016.

The following table rolls forward the fair value of Level 3 instruments (significant unobservable inputs) (in thousands):

For the Three
Months Ended
March 31, 2016
Liabilities:
Balance at beginning of period	$24,661
Change in fair value	516
Change in foreign currency gains and losses	533
Balance at end of period	$25,710

The change in the fair value of Level 3 instruments is included in change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations.

Financial instruments not recorded at fair value include the Company’s convertible senior notes. At March 31, 2016, the carrying amount of the convertible senior notes was $287.5 million, which represents the aggregate principal amount, and the fair value was $195.5 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9 for discussion of the convertible senior notes.

5. Available-for-Sale Securities

As of March 31, 2016, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$225,135	$4	$(22)	$225,117

As of December 31, 2015, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$250,215	$—	$(383)	$249,832

As of March 31, 2016, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$125,053	$(22)

As of March 31, 2016, certain of the Company’s investments have been in an unrealized loss position for between five and six months. Based upon our evaluation of all relevant factors, we believe that the decline in fair value of securities held at March 31, 2016 below cost is temporary, and we intend to retain our investment in these securities for a sufficient period of time to allow for recovery of the fair value.

As of December 31, 2015, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$249,832	$(383)

As of March 31, 2016, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$225,135	$225,117
Total	$225,135	$225,117

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015
Receivable from partners	$3,671	$3,241
Receivable from landlord	1,277	1,153
Prepaid expenses - other	1,195	1,023
Prepaid insurance	919	1,231
Receivable - other	915	889
Other	113	199
Total	$8,090	$7,736

7. Intangible Assets and Goodwill

Intangible acquired in-process research and development (“IPR&D”) assets and goodwill were established as part of the purchase accounting of EOS (see Note 3) and consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
IPR&D assets:
Balance at beginning of period	$101,500	$212,900
Impairment of intangible asset (a)	—	(89,557)
Change in foreign currency gains (losses)	4,189	(21,843)
Balance at end of period	$105,689	$101,500

Goodwill:
Balance at beginning of period	$59,327	$66,055
Change in foreign currency gains (losses)	2,448	(6,728)
Balance at end of period	$61,775	$59,327

(a)

During the fourth quarter of 2015, the Company recorded an $89.6 million impairment charge due to the Company’s and its development partner’s decision to terminate the development of lucitanib for lung cancer, as well as updates to the probability-weighted discounted cash flow assumptions for the breast cancer indication.

Recurring amortization of the IPR&D assets will commence upon completion of the related research and development activities. IPR&D intangible assets are evaluated for impairment at least annually in the fourth quarter or more frequently if impairment indicators exist and any reduction in fair value would be recorded as impairment of intangible asset on the Consolidated Statements of Operations.

As part of the acquisition of EOS, the Company recorded a deferred tax liability to recognize the difference between the book and tax basis of the assets and liabilities acquired. During the first quarter of 2016, the Company updated the annual effective tax rate to reflect a reduction in the statutory rate of the foreign jurisdiction, resulting in the recognition of a $3.6 million income tax benefit.

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	March 31,	December 31,
	2016	2015
Accrued personnel costs	$5,829	$8,250
Accrued expenses - other	1,071	959
Accrued interest payable	299	2,096
Total	$7,199	$11,305

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

In connection with the issuance of the Notes, the Company incurred $9.2 million of debt issuance costs. The debt issuance costs are presented as a deduction from convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of March 31, 2016 and December 31, 2015, the balance of unamortized debt issuance costs was $7.3 million and $7.6 million, respectively.

The following table sets forth total interest expense recognized related to the Notes during the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Contractual interest expense	$1,797	$1,777
Amortization of debt issuance costs	307	298
Total interest expense	$2,104	$2,075

10. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency, and unrealized gains and losses on available-for-sale securities.

The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

			Total
	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains	Comprehensive
	Adjustments	(Losses)	Income (Loss)
Balance December 31, 2014	$(24,448)	$—	$(24,448)
Period change	(22,629)	(383)	(23,012)
Balance December 31, 2015	(47,077)	(383)	(47,460)
Period change	5,580	365	5,945
Income tax expense	(2,067)	(135)	(2,202)
Balance March 31, 2016	$(43,564)	$(153)	$(43,717)

The period change between March 31, 2016 and December 31, 2015 was primarily due to the currency translation of the IPR&D intangible assets, goodwill and deferred income taxes associated with the acquisition of EOS (see Note 3 and Note 7).

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three months ended March 31, 2016 and 2015 was recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Research and development	$7,309	$5,404
General and administrative	3,656	3,278
Total share-based compensation expense	$10,965	$8,682

The Company did not recognize a tax benefit related to share-based compensation expense during the three months ended March 31, 2016 and 2015, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of March 31, 2016.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the three months ended March 31, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2015	5,360,257	$51.53
Granted	661,640	21.51
Exercised	(5,000)	11.02
Forfeited	(378,852)	67.37
Outstanding at March 31, 2016 (a)	5,638,045	$46.98	7.2	$7,440
Vested and expected to vest at March 31, 2016	5,346,922	$46.43	7.1	$7,440
Exercisable at March 31, 2016	2,845,256	$36.04	5.7	$7,438

(a)

Includes 85,000 performance-based stock options granted to executives of the Company in the first quarter of 2015. Fifty-percent of the grant vests contingent on approval by the FDA to commercially distribute, sell or market rociletinib and fifty-percent of the grant vests contingent on approval by the FDA to commercially distribute, sell or market rucaparib. Stock compensation expense will be recognized when the condition for vesting is probable of being met.

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $19.20 as of March 31, 2016, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Weighted-average grant date fair value per share	$15.24	$49.75
Intrinsic value of options exercised	$46,400	$5,087
Cash received from stock option exercises	$55,100	$1,193

As of March 31, 2016, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $90.7 million and the estimated weighted-average remaining vesting period was 2.5 years.

During the first quarter of 2016, the Company issued restricted stock units (“RSUs”) to certain employees under the 2011 Stock Incentive Plan. The RSUs vest over either a two-year period or over a four-year period and are payable in shares of the Company’s common stock at the end of the vesting period. RSUs are measured based on the fair value of the underlying stock on the grant date. Shares issued on the vesting dates are net of the minimum statutory tax to be paid by the Company on behalf of its employees. As a result, the actual number of shares issued will be lower than the actual number of RSUs vested.

The following table summarizes the activity relating to the Company’s unvested RSUs for the three months ended March 31, 2016:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	146,316	19.37
Vested	—	—
Forfeited	(4,797)	19.37
Unvested as of March 31, 2016	141,519	$19.37
Expected to vest after March 31, 2016	119,521	$19.37

As of March 31, 2016, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $2.3 million and the estimated weighted-average remaining vesting period was 2.5 years.

12. License Agreements

Rucaparib

In June 2011, the Company entered into a worldwide license agreement with Pfizer Inc. to acquire exclusive development and commercialization rights to rucaparib. This drug candidate is a small molecule inhibitor of poly (ADP-ribose) polymerase, which the Company is developing for the treatment of selected solid tumors. Under the terms of the license agreement, the Company made a $7.0 million upfront payment to Pfizer. In April 2014, the Company initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. This payment was recognized as acquired in-process research and development expense.

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

We are obligated to pay royalties on net sales of rociletinib based on the volume of annual net sales achieved. The Company is required to pay up to an additional aggregate of $98.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved, including $15.0 million upon the first approval of an NDA by the FDA and $15.0 million upon the first approval of an MAA by the EMA. In addition, the Company is required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

Lucitanib

In connection with its acquisition of EOS (see Note 3), the Company gained rights to develop and commercialize lucitanib, an oral, selective tyrosine kinase inhibitor. As further described below, EOS licensed the worldwide rights, excluding China, to develop and commercialize lucitanib from Advenchen Laboratories LLC (“Advenchen”). Subsequently, rights to develop and commercialize lucitanib in markets outside the U.S. and Japan were sublicensed by EOS to Les Laboratoires Servier (“Servier”) in exchange for upfront milestone fees, royalties on sales of lucitanib in the sublicensed territories and research and development funding commitments.

In October 2008, EOS entered into an exclusive license agreement with Advenchen to develop and commercialize lucitanib on a global basis, excluding China. The Company is obligated to pay Advenchen royalties on net sales of lucitanib based on the volume of annual net sales achieved. In addition, the Company is obligated to pay to Advenchen 25% of any consideration, excluding royalties, received pursuant to any sublicense agreements for lucitanib, including the agreement with Servier. In the first quarter of 2014, the Company recognized acquired in-process research and development expense of $3.4 million, which represents 25% of the sublicense agreement consideration of $13.6 million received from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office.

In September 2012, EOS entered into a collaboration and license agreement with Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In exchange for these rights, EOS received an upfront payment of €45.0 million and is entitled to receive additional payments upon achievement of specified development, regulatory and commercial milestones up to €90.0 million in the aggregate. In addition, the Company is entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, which, in the aggregate, could total €250.0 million. The Company is also entitled to receive royalties on sales of lucitanib by Servier.

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

The Company and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for all of the initial global development costs under the agreed upon plan up to €80.0 million. Cumulative global development costs, if any, in excess of €80.0 million will be shared equally between the Company and Servier. Based on current estimates, we expect that Servier’s €80.0 million funding commitment will be fulfilled in early 2017, and thereafter, we will share with Servier in future development costs pursuant to a mutually agreed upon global development plan. Reimbursements are recorded as a reduction to research and development expense in the Consolidated Statements of Operations.

The Company recorded a $3.7 million and $3.2 million receivable at March 31, 2016 and December 31, 2015, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. For both the three months ending March 31, 2016 and 2015, we incurred $3.6 million in research and development costs and recorded reductions in research and development expense of $3.6 million and $2.7 million, respectively, for reimbursable development costs due from Servier.

13. Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding using the treasury-stock method for the stock options and RSUs and the if-converted method for the Notes. As a result of our net losses for the periods presented, all potentially dilutive common share equivalents were considered anti-dilutive and were excluded from the computation of diluted net loss per share.

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three Months Ended March 31,
	2016	2015
Common shares under option	539	4,005
Convertible senior notes	4,646	4,646
Total potential dilutive shares	5,185	8,651

14. Commitments and Contingencies

Royalty and License Fee Commitments

The Company has entered into certain license agreements, as identified in Note 12, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, no amounts have been recorded in the Company’s Consolidated Balance Sheets at March 31, 2016 and December 31, 2015.

Development and Manufacturing Agreement Commitments

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the Development and Manufacturing Agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first 12 months of any forecast. As of March 31, 2016, $16.6 million of purchase commitments exist under this agreement.

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

On January 19, 2016, a number of motions were filed in both the District of Colorado and the Northern District of California seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. All lead plaintiff movants other than M. Arkin (1999) LTD and Arkin Communications LTD (the “Arkin Plaintiffs”) subsequently filed notices of non-opposition to the Arkin Plaintiffs’ application.

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

On April 1, 2016, the Arkin Plaintiffs and the defendants filed a stipulated motion to set the schedule for the filing of a consolidated complaint in the Medina, Kimbro and Rocco actions (the “Consolidated Complaint”) and the responses thereto, including the defendants’ anticipated motion to dismiss the Consolidated Complaint (the “Motion to Dismiss”), and to stay discovery and related proceedings until the District of Colorado issues a decision on the Motion to Dismiss. The stipulated motion was entered by the District of Colorado on April 4, 2016. Subject to a further agreed-upon extension by the parties, the Consolidated Complaint was filed on May 6, 2016, while the Motion to Dismiss is due on July 11, 2016, the Arkin Plaintiff’s opposition on August 19, 2016 and the defendants’ reply on September 7, 2016. On April 15, 2016, the Arkin Plaintiffs and the defendants filed a stipulated motion to consolidate the Moran action, now pending in the District of Colorado, with the Medina, Kimbro and Rocco actions.

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

On February 25, 2016, the defendants removed the case to the United States District Court for the Northern District of California and thereafter moved to transfer the case to the District of Colorado (“Motion to Transfer”). On March 2, 2016, the plaintiff filed a motion to remand the case to San Mateo County Superior Court (“Motion to Remand”). Following briefing on the Motion to Transfer and the Motion to Remand, the Northern District of California held a hearing on April 18, 2016 concerning the Motion to Remand, at the conclusion of which the court granted to the Motion to Remand. We expect that the court will deny the Motion to Transfer as moot. The Company intends to vigorously defend against the allegations contained in the Electrical Workers Complaint, but there can be no assurance that the defense will be successful.

On February 19, 2016, Maris Sanchez, a purported shareholder of Clovis, filed a shareholder derivative complaint (the “Sanchez Complaint”) against certain officers and directors of Clovis in the United States District Court for the District of Colorado. The Sanchez Complaint generally alleged that the defendants breached their fiduciary duties owed to Clovis by participating in misrepresentation of the Company’s business operations and prospects. The Sanchez Complaint also alleged claims for abuse of control and gross mismanagement. The Sanchez Complaint sought, among other things, an award of money damages. On March 11, 2016, the plaintiff filed a notice of voluntary dismissal of the Sanchez Complaint without prejudice. On March 14, 2016, the Sanchez action was terminated by the District of Colorado.

The Company has received requests for information from governmental agencies relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. The Company is cooperating with the inquiries.

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. We generally target our development programs for the treatment of specific subsets of cancer populations and seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients that are most likely to benefit from their use. We are currently developing two product candidates:

•

Rucaparib, an oral inhibitor of poly (ADP-ribose) polymerase that is currently in advanced clinical development for the treatment of ovarian cancer. We filed the first component of our rolling New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for potential accelerated approval of rucaparib in the the U.S., and we intend to complete the NDA submission by the second quarter of 2016. We intend to submit our first E.U. regulatory application in the fourth quarter of 2016.

•

Lucitanib, an oral inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors (VEGFR) 1-3, platelet-derived growth factor receptors (PDGFR) alpha and beta and fibroblast growth factor receptors (FGFR) 1-3, which is in Phase II development for the treatment of breast cancer.

In addition, we have a third product candidate, rociletinib. Rociletinib is an oral epidermal growth factor receptor (“EGFR”), mutant-selective covalent inhibitor for the treatment of advanced non-small cell lung cancer in patients with activating EGFR mutations, as well as the dominant resistance mutation, T790M. On May 5, 2016, the Company announced that it was notified by the FDA that it could expect to receive a Complete Response Letter (“CRL”) for the rociletinib NDA on or before the Prescription Drug User Fee Act date of June 28, 2016. The FDA issues a CRL to indicate that their review of an application is complete and that the application is not ready for approval. In anticipation of receiving the CRL, the Company terminated enrollment in all ongoing sponsored clinical studies of rociletinib. The Company will continue to provide drug to patients whose clinicians recommend continuing rociletinib therapy. In addition, the Company has withdrawn its Marketing Authorization Application for rociletinib currently on file with the European Medicines Agency.

We hold global development and commercialization rights for rucaparib and rociletinib. For lucitanib, we hold development and commercialization rights in the U.S. and Japan and have sublicensed rights to Europe and rest of world markets, excluding China, to Les Laboratoires (“Servier”).

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

We have never been profitable and, as of March 31, 2016, we had an accumulated deficit of $865.3 million. We expect to incur significant losses for the foreseeable future, as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. Based on our current estimates, we believe that our cash, cash equivalents and available-for-sale securities as of March 31, 2016 will allow us to fund activities through at least the next 12 months. We expect to finance future cash needs through a combination of public or private equity or debt offerings, collaborations, strategic alliances or other similar licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Product License Agreements

Rucaparib

In June 2011, we entered into a license agreement with Pfizer Inc. to acquire exclusive global development and commercialization rights to rucaparib. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer. In April 2014, the Company initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. This payment was recognized as acquired in-process research and development expense.

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

We are obligated to pay royalties on net sales of rociletinib based on the volume of annual net sales achieved. We are required to pay up to an additional aggregate of $98.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved, including $15.0 million upon the first approval of an NDA by the FDA and $15.0 million upon the first approval of an MAA by the EMA. In addition, we are required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

Lucitanib

On November 19, 2013, the Company acquired all of the issued and outstanding capital stock of Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.) and gained rights to develop and commercialize lucitanib, an oral, selective tyrosine kinase inhibitor. As further described below, EOS licensed the worldwide rights, excluding China, to develop and commercialize lucitanib from Advenchen Laboratories LLC (“Advenchen”). Subsequently, rights to develop and commercialize lucitanib in markets outside the U.S. and Japan were sublicensed by EOS to Les Laboratoires Servier (“Servier”) in exchange for upfront milestone fees, royalties on sales of lucitanib in the sublicensed territories and research and development funding commitments.

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

The Company and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for the initial €80.0 million in global development costs under the agreed upon plan. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between the Company and Servier. Based on current estimates, we expect that Servier’s €80.0 million funding commitment will be fulfilled in early 2017, and thereafter, we will share with Servier in future development costs pursuant to a mutually agreed upon global development plan.

Financial Operations Overview

Revenue

To date, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier. In the future, we may generate revenue from the sales of product candidates that are under development by the Company, as well as from milestone payments or royalties pursuant to our sublicense agreement with Servier. If we fail to successfully complete the regulatory review and development of our product candidates and, together with our partners, companion diagnostics or obtain regulatory approval for them, our ability to generate future revenue and our results of operations and financial position will be adversely affected.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later stage clinical trials. We expect research and development expenses in 2016 to increase over 2015.

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Rucaparib Expenses
Research and development	$24,557	$12,296
Rucaparib Total	24,557	12,296
Rociletinib Expenses
Research and development	20,594	28,845
Rociletinib Total	20,594	28,845
Lucitanib Expenses
Research and development (a)	(20)	935
Lucitanib Total	(20)	935
Personnel and other expenses	29,477	14,674
Total	$74,608	$56,750

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

Effective May 9, 2016, at Mr. Mahaffy’s request, the Compensation Committee of the Board of Directors approved his waiver of any annual base salary in excess of $1.00, plus the cost of the employee portion of any premiums to be paid pursuant to any health and welfare benefit plans maintained by the Company and any tax withholdings related to health and welfare benefits. Such waiver shall continue in effect until the earliest to occur of (i) the Company entering into a definitive agreement with respect to a transaction that if consummated would constitute a Change in Control (as defined in his Employment Agreement) or the public announcement of a proposal or transaction that if consummated would constitute a Change of Control, (ii) approval by the FDA to commercially distribute, sell or market rucaparib, and (iii) termination of his employment by the Company without Just Cause or by Mr. Mahaffy for Good Reason (each as defined in his Employment Agreement).

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. There have not been any material changes to our critical accounting policies since December 31, 2015.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The guidance also requires the presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. This update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized should be applied using a modified retrospective transition method. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating its planned method of adoption and the impact the standard may have on its consolidated financial statements and related disclosures.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015:

The following table summarizes the results of our operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,		Change 2016 vs. 2015
	2016	2015	$	%
Operating expenses:
Research and development	$74,608	$56,750	$17,858	31%
General and administrative	9,827	6,751	3,076	46%
Change in fair value of contingent purchase consideration	516	724	(208)	(29%)
Total expenses	84,951	64,225	20,726	32%
Operating loss	(84,951)	(64,225)	(20,726)	32%
Other income (expense):
Interest expense	(2,104)	(2,075)	(29)	1%
Foreign currency gains (losses)	(551)	3,247	(3,798)	(117%)
Other income	25	11	14	127%
Other income (expense), net	(2,630)	1,183	(3,813)	(322%)
Loss before income taxes	(87,581)	(63,042)	(24,539)	39%
Income tax benefit (expense)	4,181	(102)	4,283	(4,199%)
Net loss	$(83,400)	$(63,144)	$(20,256)	32%

Research and Development Expenses. Research and development expenses increased during the three months ended March 31, 2016 compared to the same period in the prior year primarily due to increased development activities for the rucaparib program. Clinical trial costs for rucaparib were $5.2 million higher than the same quarter in the prior year primarily due to higher enrollment in the ARIEL2 and ARIEL3 studies in ovarian cancer. Development costs for rucaparib were $3.0 million higher than the first quarter of 2015 due to the advancement of our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib. In addition, market research, disease education and other commercial product planning activities were $2.7 million higher than the same quarter in the prior year due to the preparation for the potential regulatory approval and commercial launch of rucaparib.

Clinical trial costs for rociletinib were $3.9 million lower than the first quarter in 2015 primarily due to the completion of enrollment for the TIGER-X study in non-small cell lung cancer. This decrease was partially offset by higher clinical trial costs for the TIGER-3 study, which began enrolling patients during the second quarter of 2015. In addition, clinical supply and related manufacturing development costs were $5.1 million lower than the first quarter in 2015 driven by timing of production to support our clinical studies.

Salaries, share-based compensation expense and other personnel-related costs were $14.5 million higher in the first quarter of 2016 driven by increased headcount to support our expanded development and commercial planning activities. During the third quarter of 2015, we completed the hiring of our U.S. sales and marketing and medical affairs organizations in preparation for the potential regulatory approval and commercial launch of rociletinib and rucaparib.

General and Administrative Expenses. General and administrative expenses increased during the three months ended March 31, 2016 compared to the same period in the prior year primarily due to $1.5 million higher legal expense, $0.4 million higher consulting fees and $0.3 million higher personnel costs.

Other Income (Expense), net. Other expense increased during the three months ended March 31, 2016 compared to the same period in the prior year. During the first quarter of 2016, the Company recognized $0.6 million of foreign currency losses compared with $3.2 million of foreign currency gains during the same period in 2015. The change in the foreign currency gains and losses was driven by fluctuations in the foreign currency rate utilized to translate our Euro-denominated contingent purchase consideration liabilities into U.S. dollars.

Income Taxes. Income tax benefit recognized during the first quarter of 2016 was primarily due to a reduction in the enacted corporate tax rate of a foreign jurisdiction in which the Company operates. During the first quarter of 2016, the net deferred tax items of a foreign subsidiary were adjusted to reflect the lower tax rate the Company anticipates will be realized in the future, resulting in a $3.6 million income tax benefit.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. At March 31, 2016, we had cash, cash equivalents and available-for-sale securities totaling $445.5 million.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(83,738)	$(48,405)
Net cash provided by (used in) investing activities	24,396	(143,032)
Net cash provided by financing activities	705	1,193
Effect of exchange rate changes on cash and cash equivalents	254	(891)
Net decrease in cash and cash equivalents	$(58,383)	$(191,135)

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities increased $35.3 million during the three months ended March 31, 2016 compared to the prior year driven by higher rucaparib research and development costs associated with the expansion of the clinical trials, as well as the preparation for the potential commercial launch of rucaparib, and higher salaries, benefits and personnel-related costs resulting from higher headcount to support the expanded development activities and commercial planning for our product candidates.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2016 includes $25.0 million in maturities of available-for-sale securities. Net cash used in investing activities for the three months ended March 31, 2015 includes $142.2 million in purchases of available-for-sale securities.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 and March 31, 2015 includes $0.7 million and $1.2 million, respectively, received from employee stock option exercises and stock purchases under the employee stock purchase plan.

Operating Capital Requirements

Assuming we successfully complete clinical trials and obtain requisite regulatory approvals, we do not anticipate commercializing any of our product candidates until at least the fourth quarter of 2016. As such, we anticipate that we will continue to generate significant losses for the foreseeable future as we incur expenses to complete our development activities for our programs, prepare for the potential commercial launch of our products and expand our general and administrative functions to support the growth in our research and development and commercial organizations.

As of March 31, 2016, we had cash, cash equivalents and available-for-sale securities totaling $445.5 million and total current liabilities of $73.9 million. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities as of March 31, 2016 will allow us to fund our operating plan through at least the next 12 months. We expect to finance future cash flow needs through the public or private sale of equity or debt securities, collaborations, strategic alliances or other similar licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. The sale of additional equity and debt securities may result in additional dilution to our shareholders.

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

Contractual Obligations and Commitments

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2015. For further information regarding the Company’s contractual obligations and commitments, see Note 14 to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2016, we had cash, cash equivalents and available-for-sale securities of $445.5 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, a significant portion of the contingent purchase consideration liability will be settled with Euro-denominated payments if certain future milestones are achieved. We may be subject to fluctuations in foreign currency rates in connection with these agreements and future contingent payments. While we periodically hold foreign currencies, primarily Euro and pounds sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2016 and December 31, 2015, approximately 5% and 3%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, management performed an evaluation as of March 31, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 19, 2016, a number of motions were filed in both the District of Colorado and the Northern District of California seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. All lead plaintiff movants other than M. Arkin (1999) LTD and Arkin Communications LTD (the “Arkin Plaintiffs”) subsequently filed notices of non-opposition to the Arkin Plaintiffs’ application.

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

On April 1, 2016, the Arkin Plaintiffs and the defendants filed a stipulated motion to set the schedule for the filing of a consolidated complaint in the Medina, Kimbro and Rocco actions (the “Consolidated Complaint”) and the responses thereto, including the defendants’ anticipated motion to dismiss the Consolidated Complaint (the “Motion to Dismiss”), and to stay discovery and related proceedings until the District of Colorado issues a decision on the Motion to Dismiss. The stipulated motion was entered by the District of Colorado on April 4, 2016. Subject to a further agreed-upon extension by the parties, the Consolidated Complaint was filed on May 6, 2016, while the Motion to Dismiss is due on July 11, 2016, the Arkin Plaintiff’s opposition on August 19, 2016 and the defendants’ reply on September 7, 2016. On April 15, 2016, the Arkin Plaintiffs and the defendants filed a stipulated motion to consolidate the Moran action, now pending in the District of Colorado, with the Medina, Kimbro and Rocco actions.

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

On February 25, 2016, the defendants removed the case to the United States District Court for the Northern District of California and thereafter moved to transfer the case to the District of Colorado (“Motion to Transfer”). On March 2, 2016, the plaintiff filed a motion to remand the case to San Mateo County Superior Court (“Motion to Remand”). Following briefing on the Motion to Transfer and the Motion to Remand, the Northern District of California held a hearing on April 18, 2016 concerning the Motion to Remand, at the conclusion of which the court granted to the Motion to Remand. We expect that the court will deny the Motion to Transfer as moot. The Company intends to vigorously defend against the allegations contained in the Electrical Workers Complaint, but there can be no assurance that the defense will be successful.

On February 19, 2016, Maris Sanchez, a purported shareholder of Clovis, filed a shareholder derivative complaint (the “Sanchez Complaint”) against certain officers and directors of Clovis in the United States District Court for the District of Colorado. The Sanchez Complaint generally alleged that the defendants breached their fiduciary duties owed to Clovis by participating in misrepresentation of the Company’s business operations and prospects. The Sanchez Complaint also alleged claims for abuse of control and gross mismanagement. The Sanchez Complaint sought, among other things, an award of money damages. On March 11, 2016, the plaintiff filed a notice of voluntary dismissal of the Sanchez Complaint without prejudice. On March 14, 2016, the Sanchez action was terminated by the District of Colorado.

The Company has received requests for information from governmental agencies relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. The Company is cooperating with the inquiries.

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

We are a clinical-stage biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates. We are not profitable and have incurred losses in each year since our inception in April 2009. We have only a limited operating history upon which you can evaluate our business and prospects. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Two of our product candidates, CO-101 and CO-1686 (rociletinib), encountered development and regulatory setbacks after initial promising data, leading us to discontinue their development. We have not generated any revenue from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2015, 2014 and 2013, we had net losses of $352.9 million, $160.0 million and $84.5 million, respectively. As of March 31, 2016, we had an accumulated deficit of $865.3 million. We expect to continue to incur losses for the foreseeable future, as we continue our development of, and seek regulatory approvals for, our product candidates, and begin to commercialize any approved products. As such, we are subject to all of the risks incident to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, regulatory scrutiny, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months. As of March 31, 2016, we had cash, cash equivalents and available-for-sale securities totaling $445.5 million. We do not have any material committed external source of funds or other support for our development efforts other than that portion of the costs associated with global development activities for lucitanib for which Servier is responsible pursuant to our collaboration and license agreement. Based on current cost estimates, we expect that commitment will be fulfilled in late 2016 or early 2017, and thereafter, we will share equally in future development costs with Servier pursuant to a mutually agreed upon global development plan.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do, we expect to finance future cash needs through a combination of public or private equity offerings, collaborations, strategic alliances and other similar licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Furthermore, it may be difficult for us to raise additional funds while we are subject to uncertainty related to litigation described under “Part II, Item 1-Legal Proceedings” in this report. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. We may also seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Servicing our long-term debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

In September 2014, we completed a private placement of $287.5 million aggregate principal amount of 2.5% convertible senior notes due 2021 (the “Notes”), resulting in net proceeds to the Company of $278.3 million after deducting offering expenses. The Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable on the Notes semi-annually, and the Notes mature on September 15, 2021, unless redeemed, repurchased or converted prior to that date. In addition, if, as defined by the terms of the indenture, a fundamental change occurs, holders of the Notes may require us to repurchase for cash all or any portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. As of March 31, 2016, all $287.5 million principal amount of the Notes remained outstanding.

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

We and certain of our officers were named as defendants in four separate purported class action lawsuits initiated in 2015, three of which have since been consolidated, that generally allege that we and certain of our officers violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib. An amended complaint in the consolidated action is due to be filed on May 6, 2016. Moreover, in January 2016, we and certain of our officers, directors, investors and underwriters were named as defendants in a purported class action lawsuit that alleges that the defendants violated the Securities Act because the offering documents for our July 2015 follow-on offering contained allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib.

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

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. Our business depends entirely on the successful development and commercialization of our product candidates, which may never occur. Rucaparib and lucitanib are currently in clinical trials. We currently generate no revenues from sales of any drugs, and we may never be able to develop or commercialize a marketable drug.

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

We cannot be certain that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. Two of our product candidates, CO-101 and CO-1686 (rociletinib), encountered development and regulatory setbacks after initial promising data, leading us to discontinue their development. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our diagnostic collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of non-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through non-clinical studies and initial clinical trials. It is not uncommon for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Indeed, based on the negative results of a pivotal study, we ceased further development of our previous product candidate CO-101, and we decided to discontinue ongoing development of rociletinib in anticipation of the issuance of a Complete Response Letter by FDA. Additionally, our future clinical trial results may not be successful.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have not obtained regulatory approval for any product candidate, and it is possible that none of our existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Although our product candidates rociletinib and rucaparib have been granted Breakthrough Therapy designation by the FDA, which allows for greater interaction with, and expedited review by, the FDA, the designation does not guarantee a faster development or review time as compared to other drugs, nor does it ensure that the drugs will obtain ultimate marketing approval by the FDA. Indeed, in anticipation of the issuance of a Complete Response Letter by FDA with respect to the rociletinib NDA, we decided to discontinue further development of rociletinib. In addition, the FDA may withdraw this designation at any time.

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

We may seek approval from U.S. and foreign regulatory authorities for one or more product candidates on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, we are seeking accelerated approval from the FDA for rucaparib and plan to seek conditional marketing authorization from the E.U. for rucaparib. Each of these approval pathways has certain conditions to approval, some of which may be post-approval, such as the conduct of a post-approval, or confirmatory, trial using due diligence. If we are unable to fulfill the requirements of regulators that are conditions of a product’s accelerated or conditional approval, if the confirmatory trial shows unfavorable results or increased or additional undesirable side effects, or if regulators re-evaluate the data or risk-benefit profile of our product candidate, the availability of accelerated or conditional approval may be withdrawn or our conditional approval may not result in full approval or may be revoked or not renewed. Alternatively, we may be required to change a product candidate’s labeled indications or even withdraw the product, if approved, from the market.

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

Adverse events (“AEs”) attributable to our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Clinical studies conducted to date have generated AEs related to our product candidates, some of which have been serious. Patients treated with rucaparib have commonly experienced anemia/decreased hemoglobin and fatigue/asthenia. In studies of lucitanib, hypertension, proteinuria and subclinical hypothyroidism requiring supplementation are the most common AEs observed. The most notable AEs experienced by patients treated with rociletinib include hyperglycemia and QTc prolongation. As is the case with all oncology drugs, it is possible that there may be other potentially harmful characteristics associated with their use in future trials, including larger and lengthier Phase III clinical trials. As we evaluate the use of our product candidates in combination with other active agents, we may encounter safety issues as a result of the combined safety profiles of each agent, which could pose a substantial challenge to that development strategy.

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

Although we have begun to build our marketing and sales organization, if we are unable to establish and maintain sufficient internal marketing, sales and distribution capabilities, or enter into agreements with third parties to market and sell our product candidates, we may not be able to successfully commercialize our products.

We have no history as a company in the sales and distribution of pharmaceutical products. In order to successfully commercialize any of our product candidates, if approved, we must establish and maintain our marketing, sales, distribution, managerial and other non-technical capabilities, or make arrangements with third parties to perform these services. Our commercial and medical affairs organizations in the U.S. are in place; however, we may not be able to retain the marketing and sales organization in place until the time of the potential launch of rucaparib, if and when approved for sale by the FDA. Establishing our sales and marketing organization with technical expertise and supporting distribution capabilities to commercialize our product candidates will continue to be expensive and time consuming.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Patrick J. Mahaffy, our President and Chief Executive Officer, Lindsey Rolfe, our Executive Vice President of Clinical and Preclinical Development and Pharmacovigilance and Chief Medical Officer, Dale Hooks, our Senior Vice President and Chief Commercial Officer and Gillian C. Ivers-Read, our Executive Vice President, Technical Operations and Chief Regulatory Officer, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies.

Despite our efforts to retain valuable employees, members of our management, scientific, development and commercial teams may terminate their employment with us on short notice. Pursuant to their employment arrangements, each of our executive officers may voluntarily terminate their employment at any time by providing as little as thirty days advance notice. Our employment arrangements with all of our employees provide for at-will employment, which means that any of our employees (other than our executive officers) could leave our employment at any time, with or without notice. For example, Andrew R. Allen, our former Executive Vice President of Clinical and Pre-Clinical Development and Chief Medical Officer, resigned in July 2015, Steven L. Hoerter, our former Executive Vice President and Chief Commercial Officer, resigned in January 2016 and Erle T. Mast, our former Executive Vice President and Chief Financial Officer, resigned in March 2016. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

As of April 29, 2016, we employed 304 full-time employees. As our development plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

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

We license the use, development and commercialization rights for all of our product candidates, and may enter into similar licenses in the future. Under each of our existing license agreements we are subject to commercialization and development, diligence obligations, milestone payment obligations, royalty payments and other obligations. If we fail to comply with any of these obligations or otherwise breach our license agreements, including by failing to use commercially reasonable efforts to develop or commercialize the product candidate, our licensing partners may have the right to terminate the license in whole or in part. Generally, the loss of any one of our licenses or other licenses in the future could materially harm our business, prospects, financial condition and results of operations.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 12-month period ended April 29, 2016, the price of our common stock on the NASDAQ Global Select Market ranged from $12.25 per share to $116.75 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

Following periods of volatility in a company’s stock price, litigation has often been initiated against companies. Following the decline in our stock price related to the rociletinib regulatory update in November 2015, a number of lawsuits have been filed against us (see “Part II, Item 1-Legal Proceedings”). These proceedings and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Certain of members of management and their affiliates own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates known to us beneficially owned approximately 17.4% of our voting stock as of April 11, 2016. These stockholders may have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval. The interests of our executive officers, directors and their affiliates might not coincide with the interests of the other holders of our capital stock which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of March 31, 2016, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan (“2011 Plan”) is 752,618. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Equity Incentive Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the Notes.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture dated as of September 9, 2014, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Andrew R. Allen.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.21+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.22+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.23+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.24+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.25+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.26+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

10.29*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

10.30(9)	Consulting Agreement, dated August 6, 2015, by and between Andrew Allen and Clovis Oncology, Inc.

10.31+(10)	Indemnification Agreement, dated as of January 29, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.32+(10)	Employment Agreement, dated as of February 25, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.33+(10)	Indemnification Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.34+(10)	Employment Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.35+(11)	Indemnification Agreement, dated as of February 17, 2016, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.36+	Offer Letter, dated as of May 27, 2015, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.37+	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 12, 2015.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(11)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 9, 2016	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Vice President of Finance and Principal Financial and Accounting Officer