Form 10-Q
period 2016-06-30
Clovis Oncology, Inc.
filed 2016-08-09
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 29, 2016 was 38,501,077.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
License and milestone revenue	$—	$—	$—	$—
Operating expenses:
Research and development	67,729	60,368	142,337	117,118
General and administrative	9,552	7,204	19,379	13,955
Acquired in-process research and development	300	—	300	—
Impairment of intangible asset	104,517	—	104,517	—
Change in fair value of contingent purchase consideration	(25,452)	764	(24,936)	1,488
Total expenses	156,646	68,336	241,597	132,561
Operating loss	(156,646)	(68,336)	(241,597)	(132,561)
Other income (expense):
Interest expense	(2,106)	(2,097)	(4,210)	(4,172)
Foreign currency gains (losses)	183	(1,142)	(368)	2,105
Other income	196	62	221	73
Other expense, net	(1,727)	(3,177)	(4,357)	(1,994)
Loss before income taxes	(158,373)	(71,513)	(245,954)	(134,555)
Income tax benefit (expense)	29,059	(18)	33,240	(120)
Net loss	$(129,314)	$(71,531)	$(212,714)	$(134,675)
Basic and diluted net loss per common share	$(3.37)	$(2.10)	$(5.54)	$(3.96)
Basic and diluted weighted-average common shares outstanding	38,389	34,088	38,375	34,049

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(129,314)	$(71,531)	$(212,714)	$(134,675)
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	(1,381)	8,313	2,132	(17,602)
Net unrealized gain on available-for-sale securities, net of tax	48	53	278	141
Other comprehensive income (loss)	(1,333)	8,366	2,410	(17,461)
Comprehensive loss	$(130,647)	$(63,165)	$(210,304)	$(152,136)

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$228,379	$278,756
Available-for-sale securities	150,122	249,832
Prepaid research and development expenses	14,477	3,377
Other current assets	6,559	7,736
Total current assets	399,537	539,701
Property and equipment, net	4,974	4,946
Intangible assets	—	101,500
Goodwill	60,606	59,327
Other assets	2,868	7,912
Total assets	$467,985	$713,386
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,008	$11,260
Accrued research and development expenses	46,337	53,011
Other accrued expenses	11,511	11,305
Total current liabilities	72,856	75,576
Contingent purchase consideration	—	24,661
Deferred income taxes, net	333	31,133
Convertible senior notes	280,501	279,885
Deferred rent, long-term	1,463	1,481
Total liabilities	355,153	412,736
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at June 30, 2016 and December 31, 2015; 38,500,588 and 38,359,454 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	39	38
Additional paid-in capital	1,152,463	1,129,978
Accumulated other comprehensive loss	(45,050)	(47,460)
Accumulated deficit	(994,620)	(781,906)
Total stockholders' equity	112,832	300,650
Total liabilities and stockholders' equity	$467,985	$713,386

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(212,714)	$(134,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	20,542	17,052
Depreciation and amortization	550	351
Amortization of premiums and discounts on available-for-sale securities	151	975
Amortization of debt issuance costs	616	598
Impairment of intangible asset	104,517	—
Change in fair value of contingent purchase consideration	(24,661)	(878)
Loss on disposal of property and equipment	170	—
Deferred income taxes	(33,207)	—
Changes in operating assets and liabilities:
Prepaid and accrued research and development expenses	(12,772)	10,029
Other operating assets	1,260	(2,758)
Accounts payable	3,608	2,338
Other accrued expenses	270	1,337
Net cash used in operating activities	(151,670)	(105,631)
Investing activities
Purchases of property and equipment	(756)	(1,006)
Purchases of available-for-sale securities	—	(142,216)
Maturities of available-for-sale securities	100,000	—
Net cash provided by (used in) investing activities	99,244	(143,222)
Financing activities
Proceeds from the exercise of stock options and employee stock purchases	1,943	3,073
Net cash provided by financing activities	1,943	3,073
Effect of exchange rate changes on cash and cash equivalents	106	(636)
Decrease in cash and cash equivalents	(50,377)	(246,416)
Cash and cash equivalents at beginning of period	278,756	482,677
Cash and cash equivalents at end of period	$228,379	$236,261
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,594	$3,714

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (the “Company”) is a biopharmaceutical company focused on acquiring, developing and commercializing cancer treatments in the United States, Europe and other international markets. The Company has and intends to continue to license or acquire rights to oncology compounds in all stages of development. In exchange for the right to develop and commercialize these compounds, the Company generally expects to provide the licensor with a combination of upfront payments, milestone payments and royalties on future sales. In addition, the Company generally expects to assume the responsibility for future drug development and commercialization costs. The Company currently operates in one segment. Since inception, the Company’s operations have consisted primarily of developing in-licensed compounds, evaluating new product acquisition candidates and general corporate activities.

Basis of Presentation

All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments, except for those discussed in the following footnotes, which in the opinion of management are necessary to fairly state our financial position, results of operations and cash flows for the periods presented. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2015 for a broader discussion of our business and the opportunities and risks inherent in such business.

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

Management intends to fund future operations through additional private or public debt or equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. Based on current estimates, management believes that existing working capital at June 30, 2016 is sufficient to meet the cash requirements to fund planned operations through at least the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

2. Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. The guidance also requires the presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. This update is effective for annual periods beginning after December 15, 2016, including interim periods within those annual periods. Early adoption is permitted. Amendments related to the timing of when excess tax benefits are recognized should be applied using a modified retrospective transition method. An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method. The Company is currently evaluating its planned method of adoption and the impact the standard may have on its consolidated financial statements and related disclosures.

3. EOS Acquisition

On November 19, 2013, the Company acquired all of the outstanding common and preferred stock of Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.). The Company paid $11.8 million in cash and issued $173.7 million of common stock at the acquisition date and is obligated to pay additional future cash payments if certain lucitanib regulatory and sales milestones are achieved. The potential contingent milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to approximately $193.2 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at June 30, 2016.

During the second quarter of 2016, the Company recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer (see Note 4). At June 30, 2016, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets was zero due to the uncertainty of achieving any of the lucitanib regulatory milestones. At December 31, 2015, the liability for the estimated fair value of the payments recorded on the Consolidated Balance Sheets was $24.7 million.

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

Level 3:

Unobservable inputs that are supported by little or no market activity. The Company does not have Level 3 assets that are measured at fair value on a recurring basis. The contingent purchase consideration related to the undeveloped lucitanib product rights acquired with the purchase of EOS is a Level 3 liability. The fair value of this liability is based on unobservable inputs and includes valuations for which there is little, if any, market activity. See Note 3 of the Company’s 2015 Form 10-K for further discussion of the unobservable inputs and valuation techniques related to the contingent purchase consideration liability.

The following table identifies the Company’s assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2016
Assets:
Money market	$201,711	$201,711	$—	$—
U.S. treasury securities	150,122	—	150,122	—
Total assets at fair value	$351,833	$201,711	$150,122	$—
Liabilities:
Contingent purchase consideration	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—
December 31, 2015
Assets:
Money market	$251,037	$251,037	$—	$—
U.S. treasury securities	249,832	—	249,832	—
Total assets at fair value	$500,869	$251,037	$249,832	$—
Liabilities:
Contingent purchase consideration	$24,661	$—	$—	$24,661
Total liabilities at fair value	$24,661	$—	$—	$24,661

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the six months ended June 30, 2016.

The following table rolls forward the fair value of Level 3 instruments (significant unobservable inputs) (in thousands):

For the Six
Months Ended
June 30, 2016
Liabilities:
Balance at beginning of period	$24,661
Change in fair value (a)	(24,936)
Change in foreign currency gains and losses	275
Balance at end of period	$—

(a)

During the second quarter of 2016, the Company recorded a $25.5 million reduction in the fair value of the contingent purchase consideration due to the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer. At June 30, 2016, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets was zero due to the uncertainty of achieving any of the lucitanib regulatory milestones.

The change in the fair value of Level 3 instruments is included in change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations.

Assets measured at fair value on a nonrecurring basis include the Company’s in-process research and development (“IPR&D”) intangible assets, which were recorded as part of the acquisition of EOS (see Note 3 and Note 7). The fair value of the IPR&D intangible assets was established based upon discounted cash flow models using assumptions related to the timing of development, probability of development and regulatory success, sales and commercialization factors and estimated product life. As the valuation is based on significant unobservable inputs, the fair value measurement is classified as Level 3. IPR&D assets are evaluated for impairment at least annually or more frequently if impairment indicators exist.

During the second quarter of 2016, the Company recorded a $104.5 million impairment charge due to the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer. At June 30, 2016, the IPR&D intangible asset recorded on the Consolidated Balance Sheets was zero.

Financial instruments not recorded at fair value include the Company’s convertible senior notes. At June 30, 2016, the carrying amount of the convertible senior notes was $287.5 million, which represents the aggregate principal amount, and the fair value was $207.7 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9 for discussion of the convertible senior notes.

5. Available-for-Sale Securities

As of June 30, 2016, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$150,064	$60	$(2)	$150,122

As of December 31, 2015, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$250,215	$—	$(383)	$249,832

As of June 30, 2016, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$25,001	$(2)

As of June 30, 2016, one of the Company’s investments has been in an unrealized loss position for two months. Based upon our evaluation of all relevant factors, we believe that the decline in fair value of securities held at June 30, 2016 below cost is temporary, and we intend to retain our investment in these securities for a sufficient period of time to allow for recovery of the fair value.

As of December 31, 2015, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$249,832	$(383)

As of June 30, 2016, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$150,064	$150,122
Total	$150,064	$150,122

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Receivable from partners	$2,749	$3,241
Prepaid expenses- other	1,779	1,023
Receivable - other	1,035	889
Prepaid insurance	764	1,231
Receivable from landlord	122	1,153
Other	110	199
Total	$6,559	$7,736

7. Intangible Assets and Goodwill

IPR&D intangible assets and goodwill were established as part of the purchase accounting of EOS (see Note 3) and consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
IPR&D intangible assets:
Balance at beginning of period	$101,500	$212,900
Impairment of intangible asset (a)	(104,517)	(89,557)
Change in foreign currency gains (losses)	3,017	(21,843)
Balance at end of period	$—	$101,500

Goodwill:
Balance at beginning of period	$59,327	$66,055
Change in foreign currency gains (losses)	1,279	(6,728)
Balance at end of period	$60,606	$59,327
(a)

During the second quarter of 2016, the Company recorded a $104.5 million impairment charge due to the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer. At June 30, 2016, the IPR&D intangible asset recorded on the Consolidated Balance Sheets was zero.

During the fourth quarter of 2015, the Company recorded an $89.6 million impairment charge due to the Company’s and its development partner’s decision to discontinue the development of lucitanib for lung cancer, as well as updates to the probability-weighted discounted cash flow assumptions for the breast cancer indication.

IPR&D intangible assets are evaluated for impairment at least annually in the fourth quarter or more frequently if impairment indicators exist and any reduction in fair value is recorded as impairment of intangible asset on the Consolidated Statements of Operations.

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

During the second quarter of 2016, the Company recognized a $29.2 million deferred tax benefit associated with the impairment of the IPR&D intangible asset.

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	June 30,	December 31,
	2016	2015
Accrued personnel costs	$8,081	$8,250
Accrued interest payable	2,096	2,096
Accrued expenses - other	1,334	959
Total	$11,511	$11,305

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

In connection with the issuance of the Notes, the Company incurred $9.2 million of debt issuance costs. The debt issuance costs are presented as a deduction from convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Notes using the effective interest method. The Company determined the expected life of the debt was equal to the seven-year term of the Notes. As of June 30, 2016 and December 31, 2015, the balance of unamortized debt issuance costs was $7.0 million and $7.6 million, respectively.

The following table sets forth total interest expense recognized related to the Notes during the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractual interest expense	$1,797	$1,797	$3,594	$3,574
Amortization of debt issuance costs	309	300	616	598
Total interest expense	$2,106	$2,097	$4,210	$4,172

10. Stockholders’ Equity

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency, and unrealized gains and losses on available-for-sale securities.

The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

			Total
	Foreign		Accumulated
	Currency	Unrealized	Other
	Translation	Gains	Comprehensive
	Adjustments	(Losses)	Income (Loss)
Balance December 31, 2014	$(24,448)	$—	$(24,448)
Period change	(22,629)	(383)	(23,012)
Balance December 31, 2015	(47,077)	(383)	(47,460)
Period change	3,410	441	3,851
Income tax expense	(1,278)	(163)	(1,441)
Balance June 30, 2016	$(44,945)	$(105)	$(45,050)

The period change between June 30, 2016 and December 31, 2015 was primarily due to the currency translation of the IPR&D intangible assets, goodwill and deferred income taxes associated with the acquisition of EOS (see Note 3 and Note 7).

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and six months ended June 30, 2016 and 2015 was recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$6,615	$5,355	$13,924	$10,759
General and administrative	2,962	3,015	6,618	6,293
Total share-based compensation expense	$9,577	$8,370	$20,542	$17,052

The Company did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 30, 2016 and 2015, respectively, as the Company maintains net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of June 30, 2016.

The following table summarizes the activity relating to the Company’s options to purchase common stock for the six months ended June 30, 2016:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (Thousands)
Outstanding at December 31, 2015	5,360,257	$51.53
Granted	768,265	20.61
Exercised	(62,710)	6.50
Forfeited	(840,077)	59.50
Outstanding at June 30, 2016 (a)	5,225,735	$46.25	7.2	$4,177
Vested and expected to vest at June 30, 2016	4,958,823	$45.84	7.1	$4,177
Exercisable at June 30, 2016	2,874,047	$39.26	5.9	$4,177

(a)

Includes 42,500 performance-based stock options granted to executives of the Company in the first quarter of 2015, which vest contingent on approval by the U.S. Food and Drug Administration (“FDA”) to commercially distribute, sell or market rucaparib. Stock compensation expense will be recognized when the condition for vesting is probable of being met.

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $13.72 as of June 30, 2016, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted-average grant date fair value per share	$11.01	$55.35	$14.65	$51.49
Intrinsic value of options exercised	$578,525	$4,966,707	$624,925	$10,053,841
Cash received from stock option exercises	$352,423	$1,387,060	$407,523	$2,580,350

As of June 30, 2016, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $82.2 million and the estimated weighted-average remaining vesting period was 2.3 years.

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

The following table summarizes the activity relating to the Company’s unvested RSUs for the six months ended June 30, 2016:

	Number of Units	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2015	—	$—
Granted	146,503	19.37
Vested (a)	(2,625)	19.37
Forfeited	(18,080)	19.37
Unvested as of June 30, 2016	125,798	$19.37
Expected to vest after June 30, 2016	109,009	$19.37

(a)	During the second quarter of 2016, the Company accelerated the vesting of RSUs for certain employees.

As of June 30, 2016, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $2.0 million and the estimated weighted-average remaining vesting period was 2.3 years.

12. License Agreements

Rucaparib

In June 2011, the Company entered into a worldwide license agreement with Pfizer Inc. to acquire exclusive development and commercialization rights to rucaparib. This drug candidate is a small molecule inhibitor of poly (ADP-ribose) polymerase (PARP), which the Company is developing for the treatment of selected solid tumors. Under the terms of the license agreement, the Company made a $7.0 million upfront payment to Pfizer. In April 2014, the Company initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. This payment was recognized as acquired in-process research and development expense.

The Company is responsible for all development and commercialization costs of rucaparib. When and if commercial sales of rucaparib begin, we will pay Pfizer tiered royalties on our net sales. In addition, Pfizer is eligible to receive up to $258.5 million of further payments, in aggregate, if certain development, regulatory and sales milestones are achieved, including $21.25 million associated with the first filing and approval of a New Drug Application (“NDA”) by the FDA. During the second quarter of 2016, we completed the submission of our NDA with the FDA for potential accelerated approval of rucaparib in the U.S.

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

The Company recorded a $2.7 million and $3.2 million receivable at June 30, 2016 and December 31, 2015, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. For the three months ending June 30, 2016 and 2015, we incurred $2.6 million and $4.2 million, respectively, in research and development costs and recorded reductions in research and development expense of $2.8 million and $3.9 million, respectively, for reimbursable development costs due from Servier. For the six months ending June 30, 2016 and 2015, respectively, we incurred $6.2 million and $7.8 million, respectively, in research and development costs and recorded reductions in research and development expense of $6.4 million and $6.6 million, respectively, for reimbursable development costs due from Servier.

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

We made an upfront payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon acceptance by the FDA of our Investigational New Drug application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon initiation of the Phase II study for rociletinib. In the third quarter of 2015, we made milestone payments totaling $12.0 million upon acceptance of the NDA and Marketing Authorization Application (“MAA”) for rociletinib by the FDA and European Medicines Agency (“EMA”), respectively. We recognized all payments as acquired in-process research and development expense.

During the second quarter of 2016, the Company received a Complete Response Letter (“CRL”) from the FDA for the rociletinib NDA. The FDA issues a CRL to indicate that their review of an application is complete and that the application is not ready for approval. In anticipation of receiving the CRL, the Company terminated enrollment in all ongoing sponsored clinical studies, although it continues to provide drug to patients whose clinicians recommend continuing rociletinib therapy. In addition, the Company withdrew its MAA for rociletinib on file with the EMA. The Company is continuing analyses of rociletinib data to determine whether certain populations of patients may represent an opportunity for a partner committed to investing in further clinical development.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six Months Ended June 30,
	2016	2015
Convertible senior notes	4,646	4,646
Common shares under option	455	4,898
Total potential dilutive shares	5,101	9,544

14. Commitments and Contingencies

Royalty and License Fee Commitments

The Company has entered into certain license agreements, as identified in Note 12, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. The Company’s payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, no amounts have been recorded on the Company’s Consolidated Balance Sheets at June 30, 2016 and December 31, 2015.

Development and Manufacturing Agreement Commitments

In February 2013, the Company entered into a development and manufacturing agreement with a third-party supplier for the production of the active ingredient for rucaparib. Under the Development and Manufacturing Agreement, the Company will provide the third-party supplier a rolling 24-month forecast that will be updated by the Company on a quarterly basis. The Company is obligated to order the quantity specified in the first 12 months of any forecast. As of June 30, 2016, $16.5 million of purchase commitments exist under this agreement.

Legal Proceedings

The Company and certain of its officers and directors were named as defendants in several lawsuits, as described below. We cannot reasonably predict the outcome of these legal proceedings, nor can we estimate the amount of loss or range of loss, if any, that may result. An adverse outcome in these proceedings could have a material adverse effect on our results of operations, cash flows or financial condition.

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

On April 1, 2016, the Arkin Plaintiffs and the defendants filed a stipulated motion to set the schedule for the filing of a consolidated complaint in the Medina, Kimbro and Rocco actions (the “Consolidated Complaint”) and the responses thereto, including the defendants’ motion to dismiss the Consolidated Complaint (the “Motion to Dismiss”), and to stay discovery and related proceedings until the District of Colorado issues a decision on the Motion to Dismiss. The stipulated motion was entered by the District of Colorado on April 4, 2016. Subject to further agreed-upon extensions by the parties, the Arkin Plaintiffs filed a Consolidated Complaint on May 6, 2016.

The Consolidated Complaint names as defendants the Company and certain of its current and former officers (the “Clovis Defendants”), certain underwriters (the “Underwriter Defendants”) for a Company follow-on offering conducted in July 2015 (the “July 2015 Offering”) and certain Company venture capital investors (the “Venture Capital Defendants”). The Consolidated Complaint alleges that defendants violated particular sections of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”). The purported misrepresentations and omissions concern allegedly misleading statements about rociletinib. The putative class action is purportedly brought on behalf of investors who purchased the Company’s securities between May 31, 2014 and April 7, 2016 (with respect to the Exchange Act claims) and investors who purchased the Company’s securities pursuant or traceable to the July 2015 Offering (with respect to the Securities Act claims). The Consolidated Complaint seeks unspecified compensatory and recessionary damages.

On May 23, 2016, the Medina, Kimbro, Rocco and Moran actions were consolidated for all purposes in a single proceeding in the District of Colorado.

The Clovis Defendants, along with the Underwriter Defendants and the Venture Capital Defendants, filed a Motion to Dismiss on July 27, 2016; the Arkin Plaintiff’s opposition is due on September 23, 2016; and the defendants’ replies are due on October 14, 2016.

The Clovis Defendants intend to vigorously defend against the allegations contained in the Kimbro, Medina, Moran and Rocco Complaints, but there can be no assurance that the defense will be successful.

On December 30, 2015, Jamie McCall, a purported shareholder of Clovis, filed a shareholder derivative complaint (the “McCall Complaint”) against certain officers and directors of Clovis in the Colorado District Court, County of Boulder. The McCall Complaint generally alleged that the defendants breached their fiduciary duties owed to Clovis by participating in misrepresentation of the Company’s business operations and prospects. The McCall Complaint also alleged claims for abuse of control, gross mismanagement and unjust enrichment. The McCall Complaint sought, among other things, an award of money damages, declaratory and injunctive relief concerning the alleged fiduciary breaches and other forms of equitable relief. On March 17, 2016, the plaintiff filed a notice of voluntary dismissal of the McCall Complaint and the action was terminated by the Court.

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

On February 25, 2016, the defendants removed the case to the United States District Court for the Northern District of California and thereafter moved to transfer the case to the District of Colorado (“Motion to Transfer”). On March 2, 2016, the plaintiff filed a motion to remand the case to San Mateo County Superior Court (“Motion to Remand”). Following briefing on the Motion to Transfer and the Motion to Remand, the Northern District of California held a hearing on April 18, 2016 concerning the Motion to Remand, at the conclusion of which the court granted to the Motion to Remand. On May 5, 2016, the Northern District of California issued a written decision and order granting the Motion to Remand the case to the Superior Court, County of San Mateo and denying the Motion to Transfer as moot.

While the case was pending in the United States District Court for the Northern District of California, the parties entered into a stipulation extending the defendants’ time to respond to the Electrical Workers Complaint for 30 days following the filing of an amended complaint by plaintiff or the designation by plaintiff of the Electrical Workers Complaint as the operative complaint.  Following remand, Superior Court of the State of California, County of San Mateo so-ordered the stipulation on June 22, 2016.

On June 30, 2016, the Electrical Workers Plaintiffs filed an amended Complaint (the “Amended Complaint”). The Amended Complaint names as defendants the Company and certain of its current and former officers and directors, certain underwriters for the July 2015 Offering and certain Company venture capital investors. The Amended Complaint purports to assert claims under the Securities Act based upon alleged misstatements in Clovis’ offering documents for the July 2015 Offering. The Amended Complaint includes new allegations about the Company’s rociletinib disclosures. The Amended Complaint seeks unspecified damages.

On July 28, 2016, the court ordered the following briefing schedule: defendants’ motion to stay the Electrical Workers action pending resolution of the Medina, Kimbro, Moran and Rocco actions in the District of Colorado (“Motion to Stay”) and demurrer to the Amended Complaint are due on August 15, 2016; plaintiff’s oppositions are due on August 31, 2016; and the defendants’ reply briefs are due on September 15, 2016. A hearing on both motions is scheduled for September 23, 2016. The Company intends to vigorously defend against the allegations contained in the Electrical Workers Amended Complaint, but there can be no assurance that the defense will be successful.

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

The Company received a letter dated May 31, 2016 from an alleged owner of the Company’s common stock, which purports to set forth a demand for inspection of certain of the Company’s books and records pursuant to 8 Del. C. § 220 (the “Demand Letter”). The Demand Letter was purportedly made for the purpose of investigating alleged misconduct at the Company relating to rociletinib. On June 24, 2016, the Company submitted a response to the Demand Letter. The Company believes that the Demand Letter fails to establish an entitlement to any of the requested documents, but there can be no assurance about the likelihood of an adverse outcome.

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing cancer treatments in the United States, Europe and other international markets. Our product development programs generally target specific subsets of cancer, and we seek to simultaneously develop, with partners, companion diagnostics that direct our product candidates to the patients most likely to benefit from their use. We are currently developing two product candidates:

•

Rucaparib, an oral inhibitor of poly (ADP-ribose) polymerase (PARP) currently in advanced clinical development for the treatment of ovarian cancer. During the second quarter of 2016, we completed the submission of our New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for potential accelerated approval of rucaparib in the U.S. We intend to submit our first E.U. regulatory application in the fourth quarter of 2016.

•

Lucitanib, an oral inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors (VEGFR) 1-3, platelet-derived growth factor receptors (PDGFR) alpha and beta and fibroblast growth factor receptors (FGFR) 1-3.

We hold global development and commercialization rights for rucaparib. For lucitanib, we hold development and commercialization rights in the U.S. and Japan and have sublicensed rights to Europe and rest of world markets, excluding China, to Les Laboratoires Servier (“Servier”).

In addition, we have a third product candidate, rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). During the second quarter of 2016, the Company received a Complete Response Letter (“CRL”) from the FDA for the rociletinib NDA, which was submitted during the third quarter of 2015. The FDA issues a CRL to indicate that their review of an application is complete and that the application is not ready for approval. In anticipation of receiving the CRL, the Company terminated enrollment in all ongoing sponsored clinical studies, although it continues to provide drug to patients whose clinicians recommend continuing rociletinib therapy. In addition, the Company withdrew its Marketing Authorization Application (“MAA”) for rociletinib on file with the European Medicines Agency (“EMA”). The Company is continuing analyses of rociletinib data to determine whether certain populations of patients may represent an opportunity for a partner committed to investing in further clinical development. We hold global development and commercialization rights for rociletinib.

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

We have never been profitable and, as of June 30, 2016, we had an accumulated deficit of $994.6 million. We expect to incur significant losses for the foreseeable future, as we advance our product candidates through clinical development to seek regulatory approval and, if approved, commercialize such product candidates. Based on our current estimates, we believe that our cash, cash equivalents and available-for-sale securities as of June 30, 2016 will allow us to fund activities through at least the next 12 months. We expect to finance future cash needs through a combination of public or private equity or debt offerings, collaborations, strategic alliances or other similar licensing arrangements. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

We are responsible for all development and commercialization costs of rucaparib. When and if commercial sales of rucaparib begin, we will pay Pfizer tiered royalties on our net sales. In addition, Pfizer is eligible to receive up to $258.5 million of further payments, in aggregate, if certain development, regulatory and sales milestones are achieved, including $21.25 million associated with the first filing and approval of an NDA by the FDA.

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

The Company and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for the initial €80.0 million in global development costs under the agreed upon plan. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between the Company and Servier. Based on current estimates, we expect that Servier’s €80.0 million funding commitment will be fulfilled in early 2017, and thereafter, we will share with Servier in future development costs pursuant to a mutually agreed upon global development plan. During the second quarter of 2016, the Company and Servier agreed to discontinue the development of lucitanib for breast cancer. The Company and Servier are continuing to evaluate what, if any, further development of lucitanib will be pursued.

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
•

market research, disease education and other commercial product planning activities, including the hiring of a U.S. sales and marketing and medical affairs organization in preparation for potential commercial launch of rucaparib; and

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Rucaparib Expenses
Research and development	$24,379	$11,527	$48,936	$23,823
Acquired in-process research and development	300	—	300	—
Rucaparib Total	24,679	11,527	49,236	23,823
Lucitanib Expenses
Research and development (a)	(194)	308	(214)	1,243
Lucitanib Total	(194)	308	(214)	1,243
Rociletinib Expenses
Research and development	16,821	31,149	37,415	59,994
Rociletinib Total	16,821	31,149	37,415	59,994
Personnel and other expenses	26,723	17,384	56,200	32,058
Total	$68,029	$60,368	$142,637	$117,118

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

Impairment of Intangible Asset

In connection with the acquisition of EOS, we recorded intangible assets to reflect the fair value of acquired in-process research and development (“IPR&D”) as of the acquisition date. The fair value was established based upon discounted cash flow models using assumptions related to the timing of development, probability of development and regulatory success, sales and commercialization factors and estimated product life. During the second quarter of 2016, the Company recorded a $104.5 million impairment charge due to the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer. At June 30, 2016, the IPR&D intangible asset recorded on the Consolidated Balance Sheets was zero.

The IPR&D intangible assets are treated as indefinite-lived intangible assets and are not amortized. IPR&D intangible assets are evaluated for impairment at least annually or more frequently if impairment indicators exist and any reduction in fair value is recorded as impairment of intangible asset on the Consolidated Statements of Operations.

Change in Fair Value of Contingent Purchase Consideration

In connection with the acquisition of EOS, we also recorded a purchase consideration liability equal to the estimated fair value of future payments that are contingent upon the achievement of various regulatory and sales milestones. Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value to change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations. Changes in fair value are primarily attributed to new information about the likelihood of achieving such milestones and the passage of time. In the absence of new information, changes to fair value reflect only the passage of time as we progress towards the achievement of future milestones. During the second quarter of 2016, the Company recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer. At June 30, 2016, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets was zero due to the uncertainty of achieving any of the lucitanib regulatory milestones.

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

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015:

The following table summarizes the results of our operations for the three months ended June 31, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	$	%
Operating expenses:
Research and development	$67,729	$60,368	$7,361	12%
General and administrative	9,552	7,204	2,348	33%
Acquired in-process research and development	300	—	300	n/a
Impairment of intangible asset	104,517	—	104,517	n/a
Change in fair value of contingent purchase consideration	(25,452)	764	(26,216)	(3,431%)
Total expenses	156,646	68,336	88,310	129%
Operating loss	(156,646)	(68,336)	(88,310)	129%
Other income (expense):
Interest expense	(2,106)	(2,097)	(9)	0%
Foreign currency gains (losses)	183	(1,142)	1,325	(116%)
Other income	196	62	134	216%
Other income (expense), net	(1,727)	(3,177)	1,450	(46%)
Loss before income taxes	(158,373)	(71,513)	(86,860)	121%
Income tax benefit (expense)	29,059	(18)	29,077	(161,539%)
Net loss	$(129,314)	$(71,531)	$(57,783)	81%

Research and Development Expenses. Research and development expenses increased during the three months ended June 30, 2016 compared to the same period in the prior year primarily due to increased development activities for the rucaparib program and higher salaries, share-based compensation and other personnel-related costs, partially offset by lower expenses related to the rociletinib program.

Clinical trial costs for rucaparib were $5.2 million higher than the same quarter in the prior year primarily due to higher enrollment in the ARIEL2 and ARIEL3 studies in ovarian cancer. Market research, disease education and other commercial product planning activities were $4.2 million higher than the same quarter in the prior year due to the preparation for the potential regulatory approval and commercial launch of rucaparib. In addition, clinical supply and related manufacturing development costs were $2.1 million higher than the second quarter of 2015, as we increased production to support the expanded clinical studies.

Salaries, share-based compensation expense and other personnel-related costs were $9.3 million higher in the second quarter of 2016 driven by increased headcount to support our expanded development and commercial planning activities. During the third quarter of 2015, we completed the hiring of our U.S. sales and marketing and medical affairs organizations in preparation for the potential regulatory approval and commercial launch of rucaparib.

Clinical trial costs for rociletinib were $9.8 million lower than the second quarter in 2015 primarily due to the completion of patient enrollment for the TIGER-1, TIGER-2 and TIGER-X studies in non-small cell lung cancer. This decrease was partially offset by higher clinical trial costs for the TIGER-3 study, which began enrolling patients during the second quarter of 2015. Market research, disease education and other commercial product planning activities were $3.7 million lower than the same quarter in the prior year. The Company incurred higher costs during the second quarter of 2015 due to the preparation for the potential regulatory approval and commercial launch of rociletinib. In addition, clinical supply and related manufacturing development costs were $1.2 million lower than the second quarter in 2015 driven by timing of production to support our clinical studies.

General and Administrative Expenses. General and administrative expenses increased during the three months ended June 30, 2016 compared to the same period in the prior year primarily due to $1.7 million higher legal expense and $0.3 million higher personnel costs.

Impairment of Intangible Asset. During the second quarter of 2016, the Company recorded a $104.5 million impairment charge to the IPR&D intangible asset relating to our lucitanib product candidate. This reduction in the estimated fair value of lucitanib was the result of the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer.

Change in Fair Value of Contingent Purchase Consideration. Change in fair value of contingent purchase consideration totaled ($25.5) million for the three months ended June 30, 2016 compared to $0.8 million for the same period in the prior year. During the second quarter of 2016, the Company recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer.

Other Income (Expense), net. Other expense decreased during the three months ended June 30, 2016 compared to the same period in the prior year. During the second quarter of 2016, the Company recognized $0.2 million of foreign currency gains compared with $1.1 million of foreign currency losses during the same period in 2015. The change in the foreign currency gains and losses was driven by fluctuations in the foreign currency rate utilized to translate our Euro-denominated contingent purchase consideration liability into U.S. dollars.

Income Tax Benefit (Expense). During the second quarter of 2016, the Company recognized a $29.2 million deferred tax benefit associated with the impairment of the IPR&D intangible asset.

Comparison of Six Months Ended June 30, 2016 and 2015:

The following table summarizes the results of our operations for the six months ended June 31, 2016 and 2015 (in thousands):

	Six Months Ended June 30,		Change 2016 vs. 2015
	2016	2015	$	%
Operating expenses:
Research and development	$142,337	$117,118	$25,219	22%
General and administrative	19,379	13,955	5,424	39%
Acquired in-process research and development	300	—	300	n/a
Impairment of intangible asset	104,517	—	104,517	n/a
Change in fair value of contingent purchase consideration	(24,936)	1,488	(26,424)	(1,776%)
Total expenses	241,597	132,561	109,036	82%
Operating loss	(241,597)	(132,561)	(109,036)	82%
Other income (expense):
Interest expense	(4,210)	(4,172)	(38)	1%
Foreign currency gains (losses)	(368)	2,105	(2,473)	(117%)
Other income	221	73	148	203%
Other expense, net	(4,357)	(1,994)	(2,363)	119%
Loss before income taxes	(245,954)	(134,555)	(111,399)	83%
Income tax benefit (expense)	33,240	(120)	33,360	(27,800%)
Net loss	$(212,714)	$(134,675)	$(78,039)	58%

Research and Development Expenses. Research and development expenses increased during the six months ended June 30, 2016 compared to the same period in the prior year primarily due to increased development activities for the rucaparib program and higher salaries, share-based compensation and other personnel-related costs, partially offset by lower expenses related to the rociletinib program.

Clinical trial costs for rucaparib were $10.5 million higher than the same period in the prior year primarily due to higher enrollment in the ARIEL2 and ARIEL3 studies in ovarian cancer. Market research, disease education and other commercial product planning activities were $7.0 million higher than the same period in the prior year due to the preparation for the potential regulatory approval and commercial launch of rucaparib. Diagnostic development costs for rucaparib were $3.5 million higher than 2015 due to the advancement of our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib. In addition, clinical supply and related manufacturing development costs were $2.9 million higher than 2015, as we increased production to support the expanded clinical studies.

Salaries, share-based compensation expense and other personnel-related costs were $23.8 million higher in 2016 driven by increased headcount to support our expanded development and commercial planning activities. During the third quarter of 2015, we completed the hiring of our U.S. sales and marketing and medical affairs organizations in preparation for the potential regulatory approval and commercial launch of rucaparib.

Clinical trial costs for rociletinib were $13.6 million lower than 2015 primarily due to the completion of patient enrollment in the TIGER-1, TIGER-2 and TIGER-X studies in non-small cell lung cancer. This decrease was partially offset by higher clinical trial costs for the TIGER-3 study, which began enrolling patients during the second quarter of 2015. Clinical supply and related manufacturing development costs were $6.3 million lower than 2015 driven by timing of production to support our clinical studies. In addition, market research, disease education and other commercial product planning activities were $4.6 million lower than the prior year. The Company incurred higher costs during 2015 due to the preparation for the potential regulatory approval and commercial launch of rociletinib.

General and Administrative Expenses. General and administrative expenses increased during the six months ended June 30, 2016 compared to the same period in the prior year primarily due to $3.2 million higher legal expense, $0.7 million higher personnel costs and $0.5 million higher consulting fees.

Impairment of Intangible Asset. During the second quarter of 2016, the Company recorded a $104.5 million impairment charge to the IPR&D intangible asset relating to our lucitanib product candidate. This reduction in the estimated fair value of lucitanib was the result of the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer.

Change in Fair Value of Contingent Purchase Consideration. Change in fair value of contingent purchase consideration totaled ($24.9) million for the six months ended June 30, 2016 compared to $1.5 million for the same period in the prior year. During the second quarter of 2016, the Company recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to the Company’s and its development partner’s decision to discontinue the development of lucitanib for breast cancer.

Other Income (Expense), net. Other expense increased during the six months ended June 30, 2016 compared to the same period in the prior year. During the first half of 2016, the Company recognized $0.4 million of foreign currency losses compared with $2.1 million of foreign currency gains during the same period in 2015. The change in the foreign currency gains and losses was driven by fluctuations in the foreign currency rate utilized to translate our Euro-denominated contingent purchase consideration liability into U.S. dollars.

Income Tax Benefit (Expense). During the six months ended June 30, 2016, the Company recognized a $29.2 million deferred tax benefit associated with the impairment of the IPR&D intangible asset recorded in the second quarter of 2016. In addition, during the first quarter of 2016, the Company recognized a $3.6 million deferred tax benefit due to a reduction in the enacted corporate tax rate of a foreign jurisdiction in which the Company operates.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. At June 30, 2016, we had cash, cash equivalents and available-for-sale securities totaling $378.5 million.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(151,670)	$(105,631)
Net cash provided by (used in) investing activities	99,244	(143,222)
Net cash provided by financing activities	1,943	3,073
Effect of exchange rate changes on cash and cash equivalents	106	(636)
Net decrease in cash and cash equivalents	$(50,377)	$(246,416)

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities increased $46.0 million during the six months ended June 30, 2016 compared to the prior year driven by higher rucaparib research and development costs associated with the expansion of the clinical trials and the preparation for the potential commercial launch and higher salaries, benefits and personnel-related costs resulting from higher headcount to support the expanded development activities and commercial planning. These costs were partially offset by lower expenditures related to development activities for rociletinib.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2016 includes $100.0 million in maturities of available-for-sale securities. Net cash used in investing activities for the six months ended June 30, 2015 includes $142.2 million in purchases of available-for-sale securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2016 and 2015 includes $1.9 million and $3.1 million, respectively, received from employee stock option exercises and stock purchases under the employee stock purchase plan.

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

As of June 30, 2016, we had cash, cash equivalents and available-for-sale securities totaling $378.5 million and total current liabilities of $72.9 million. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities as of June 30, 2016 will allow us to fund our operating plan through at least the next 12 months. We expect to finance future cash flow needs through the public or private sale of equity or debt securities, collaborations, strategic alliances or other similar licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates. The sale of additional equity and debt securities may result in additional dilution to our shareholders.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2016, we had cash, cash equivalents and available-for-sale securities of $378.5 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, a significant portion of the contingent purchase consideration liability will be settled with Euro-denominated payments if certain future milestones are achieved. We may be subject to fluctuations in foreign currency rates in connection with these agreements and future contingent payments. While we periodically hold foreign currencies, primarily Euro and pounds sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2016 and December 31, 2015, approximately 2% and 3%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, management performed an evaluation as of June 30, 2016 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 1, 2016, the Arkin Plaintiffs and the defendants filed a stipulated motion to set the schedule for the filing of a consolidated complaint in the Medina, Kimbro and Rocco actions (the “Consolidated Complaint”) and the responses thereto, including the defendants’ motion to dismiss the Consolidated Complaint (the “Motion to Dismiss”), and to stay discovery and related proceedings until the District of Colorado issues a decision on the Motion to Dismiss. The stipulated motion was entered by the District of Colorado on April 4, 2016. Subject to further agreed-upon extensions by the parties, the Arkin Plaintiffs filed a Consolidated Complaint on May 6, 2016.

The Consolidated Complaint names as defendants the Company and certain of its current and former officers (the “Clovis Defendants”), certain underwriters (the “Underwriter Defendants”) for a Company follow-on offering conducted in July 2015 (the “July 2015 Offering”) and certain Company venture capital investors (the “Venture Capital Defendants”). The Consolidated Complaint alleges that defendants violated particular sections of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”). The purported misrepresentations and omissions concern allegedly misleading statements about rociletinib. The consolidated action is purportedly brought on behalf of investors who purchased the Company’s securities between May 31, 2014 and April 7, 2016 (with respect to the Exchange Act claims) and investors who purchased the Company’s securities pursuant or traceable to the July 2015 Offering (with respect to the Securities Act claims). The Consolidated Complaint seeks unspecified compensatory and recessionary damages.

On May 23, 2016, the Medina, Kimbro, Rocco, and Moran actions were consolidated for all purposes in a single proceeding in the District of Colorado.

The Clovis Defendants, the Underwriter Defendants and the Venture Capital Defendants each filed a Motion to Dismiss on July 27, 2016; the Arkin Plaintiff’s opposition is due on September 23, 2016; and the defendants’ replies are due on October 14, 2016.

The Clovis Defendants intend to vigorously defend against the allegations contained in the Kimbro, Medina, Moran and Rocco Complaints, but there can be no assurance that the defense will be successful.

On December 30, 2015, Jamie McCall, a purported shareholder of Clovis, filed a shareholder derivative complaint (the “McCall Complaint”) against certain officers and directors of Clovis in the Colorado District Court, County of Boulder. The McCall Complaint generally alleged that the defendants breached their fiduciary duties owed to Clovis by participating in misrepresentation of the Company’s business operations and prospects. The McCall Complaint also alleged claims for abuse of control, gross mismanagement and unjust enrichment. The McCall Complaint sought, among other things, an award of money damages, declaratory and injunctive relief concerning the alleged fiduciary breaches and other forms of equitable relief. On March 17, 2016, the plaintiff filed a notice of voluntary dismissal of the McCall Complaint and the action was terminated by the Court.

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

On February 25, 2016, the defendants removed the case to the United States District Court for the Northern District of California and thereafter moved to transfer the case to the District of Colorado (“Motion to Transfer”). On March 2, 2016, the plaintiff filed a motion to remand the case to San Mateo County Superior Court (“Motion to Remand”). Following briefing on the Motion to Transfer and the Motion to Remand, the Northern District of California held a hearing on April 18, 2016 concerning the Motion to Remand, at the conclusion of which the court granted to the Motion to Remand. On May 5, 2016, the Northern District of California issued a written decision and order granting the Motion to Remand the case to the Superior Court, County of San Mateo and denying the Motion to Transfer as moot.

While the case was pending in the United States District Court for the Northern District of California, the parties entered into a stipulation extending the defendants’ time to respond to the Electrical Workers Complaint for 30 days following the filing of an amended complaint by plaintiff or the designation by plaintiff of the Electrical Workers Complaint as the operative complaint.  Following remand, Superior Court of the State of California, County of San Mateo so-ordered the stipulation on June 22, 2016.

On June 30, 2016, the Electrical Workers Plaintiffs filed an amended Complaint (the “Amended Complaint”). The Amended Complaint names as defendants the Company and certain of its current and former officers and directors, certain underwriters for the July 2015 Offering and certain Company venture capital investors. The Amended Complaint purports to assert claims under the Securities Act based upon alleged misstatements in Clovis’ offering documents for the July 2015 Offering. The Amended Complaint includes new allegations about the Company’s rociletinib disclosures.  The Amended Complaint seeks unspecified damages.

On July 28, 2016, the court ordered the following briefing schedule: defendants’ motion to stay the Electrical Workers action pending resolution of the Medina, Kimbro, Moran and Rocco actions in the District of Colorado (“Motion to Stay”) and demurrer to the Amended Complaint are due on August 15, 2016; plaintiff’s oppositions are due on August 31, 2016; and the defendants’ reply briefs are due on September 15, 2016. A hearing on both motions is scheduled for September 23, 2016. The Company intends to vigorously defend against the allegations contained in the Electrical Workers Amended Complaint, but there can be no assurance that the defense will be successful.

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

The Company received a letter dated May 31, 2016 from an alleged owner of the Company’s common stock, which purports to set forth a demand for inspection of certain of the Company’s books and records pursuant to 8 Del. C. § 220 (the “Demand Letter”). The Demand Letter was purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. On June 24, 2016, the Company submitted a response to the Demand Letter. The Company believes that the Demand Letter fails to establish an entitlement to any of the requested documents, but there can be no assurance about the likelihood of an adverse outcome.

ITEM 1A.	RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors described under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

There have been no material changes to the risk factors included in our previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2016. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

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

10.29*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

10.30(9)	Consulting Agreement, dated August 6, 2015, by and between Andrew Allen and Clovis Oncology, Inc.

10.31+(10)	Indemnification Agreement, dated as of January 29, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.32+(10)	Employment Agreement, dated as of February 25, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.33+(10)	Indemnification Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.34+(10)	Employment Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.35+(11)	Indemnification Agreement, dated as of February 17, 2016, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.36+(12)	Offer Letter, dated as of May 27, 2015, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.37+(12)	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 12, 2015.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(11)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(12)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.
+	Indicates management contract or compensatory plan.
*	Confidential treatment has been granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2016	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Vice President of Finance and Principal Financial and Accounting Officer