Form 10-K
period 2016-12-31
Clovis Oncology, Inc.
filed 2017-02-23
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K



☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2016.

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second quarter, was $454,585,803 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date of $13.72 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 16, 2017 was 44,626,493.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2016 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

PART I

This Annual Report filed on Form 10-K and the information incorporated herein by reference includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, the market acceptance and commercial viability of our approved product, the development of our sales and marketing capabilities, the performance of our third party manufacturers, our ongoing and planned non-clinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, including our ability to confirm the clinical benefit of our approved product through confirmatory trials and other post-marketing requirements, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, expectations regarding sales of our products, our results of operations, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate, including our competition, and the trends that may affect the industry or us.

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

Clovis Oncology®, the Clovis logo and Rubraca™ are trademarks of Clovis Oncology, Inc. in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Clovis,” the “Company,” “we,” “us” and “our” refer to Clovis Oncology, Inc., together with its consolidated subsidiaries.

ITEM  1.BUSINESS

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use.

Our commercial product Rubraca™ (rucaparib) is the first and only oral, small molecule poly ADP-ribose polymerase, or PARP, inhibitor of PARP1, PARP2 and PARP3 approved in the United States by the Food and Drug Administration, or FDA, as monotherapy for the treatment of patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic) associated advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca™.

The Marketing Authorization Application, or MAA, submission with the European Medicines Agency, or EMA, for a comparable ovarian cancer indication was accepted by the EMA during the fourth quarter of 2016. Additionally, rucaparib is being studied as a potential maintenance therapy for ovarian cancer patients in the ARIEL3 trial. Data from ARIEL3 is anticipated in mid-2017.  Pending positive data from ARIEL3, we intend to follow up with a supplemental NDA for second-line maintenance therapy in women with ovarian cancer who have responded to platinum-based therapy.  Rucaparib is also being developed in patients with mutant BRCA tumors and other DNA repair deficiencies beyond BRCA – commonly referred to as homologous recombination deficiencies, or HRD.  Studies open for enrollment or under consideration include prostate, breast, pancreatic, gastroesophageal, bladder and lung cancers.  We hold worldwide rights for rucaparib.

In addition, we have two other product candidates: lucitanib, an oral inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors (VEGFR) 1-3, platelet-derived growth factor receptors (PDGFR) alpha and beta and fibroblast growth factor receptors (FGFR) 1-3, and rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”).  While we have stopped enrollment in ongoing trials for each of these candidates, we continue to provide drug to patients whose clinicians recommend continuing therapy. We maintain certain development and commercialization rights for lucitanib and global development and commercialization rights for rociletinib.

Clovis was founded in 2009. We have built our organization to support innovative oncology drug development for the treatment of specific subsets of cancer populations. To implement our strategy, we have assembled an experienced team with core competencies in global clinical and non-clinical development, regulatory operations and commercialization in oncology, as well as conducting collaborative relationships with companies specializing in companion diagnostic development.

Our Product

On December 19, 2016, we announced that the U.S. Food and Drug Administration, or FDA, approved Rubraca (rucaparib) tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy by an FDA-approved companion diagnostic for Rubraca. Continued approval for this indication may be contingent upon verification and description of clinical benefit in ARIEL3 and/or ARIEL4, our confirmatory trials. Our commercial and medical affairs organizations in the United States are in place and are supporting the commercial launch of Rubraca.

The Rubraca New Drug Application, or NDA, filing received priority review from the FDA and was reviewed and approved under the FDA’s accelerated approval program. A priority review designation means the FDA’s goal is to take action on an application within six months (rather than 10 months under a standard review) for a product intended to treat a serious condition and that, if approved, would provide a significant improvement in safety or effectiveness. Under the FDA’s accelerated approval program, the FDA may approve an application for a product intended to treat a serious or life-threatening condition upon a determination that the product has an effect on a surrogate endpoint reasonably likely to predict clinical benefit, or a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit and taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. The NDA efficacy data set was based on results from subgroups of two multicenter, single-arm, open-label clinical trials, Study 1 (Study 10, NCT01482715) and Study 2 (ARIEL2 Parts 1 and 2, NCT01891344), in women with advanced BRCA-mutant ovarian cancer who had progressed after two or more prior chemotherapies. Objective response rate, or ORR, and duration of response, or DOR, were assessed by the investigator and independent radiology review, or IRR, according to Response Evaluation Criteria in Solid Tumors, or RECIST, version 1.1.

The MAA submission with the EMA for a comparable ovarian cancer indication was accepted by the EMA during the fourth quarter of 2016. We anticipate an opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in late 2017 and a favorable opinion could lead to a potential approval shortly thereafter. If approved in the EU, we intend to commercialize rucaparib on our own and we are building our commercial infrastructure in Europe.

Efficacy results

ORR and DOR in the 106 patients with BRCA-mutant ovarian cancer who received two or more chemotherapies who were evaluable for efficacy in the pooled analysis of Study 1 and Study 2, were as follows:

Overall Response and Duration of Response in Patients with BRCA-mutant Ovarian Cancer Who Received Two or More Chemotherapies in Study 1 and Study 2

Investigator-assessed
N=106
ORR (95% CI)	54% (44, 64)
Complete Response	9%
Partial Response	45%
Median DOR in months (95% CI)	9.2 (6.6, 11.6)

Response assessment by IRR was 42% (95% confidence interval, or CI: 32, 52), with a median DOR of 6.7 months (95% CI: 5.5, 11.1). Investigator-assessed ORR was 66% (52/79; 95% CI: 54, 76) in platinum-sensitive patients, 25% (5/20; 95% CI: 9, 49) in platinum-resistant patients, 0% (0/7; 95% CI: 0, 41) in platinum-refractory patients, 53% (47/88; 95% CI: 43, 64) in patients with a germline BRCA mutation, 56% (10/18; 95% CI: 31, 79) in patients with a somatic BRCA mutation, 68% (28/41; 95% CI: 52, 82) in patients who received two prior chemotherapies and 65% (39/60; 95% CI: 52, 77) in patients who received two prior platinum-based chemotherapies. ORR was similar for patients with a BRCA1 gene mutation or BRCA2 gene mutation. With respect to the target lesion component of RECIST, the majority of patients experienced a decrease in the sum of the diameters of the target lesions.

Safety data

The overall safety evaluation of Rubraca 600 mg twice daily as monotherapy is based on data from 377 patients with ovarian cancer treated in two open-label, single arm trials. The most common adverse reactions (≥20% of patients; Grade 1-4) were nausea, asthenia/fatigue, vomiting, anemia, constipation, dysgeusia, decreased appetite, diarrhea, abdominal pain, thrombocytopenia and dyspnea. The most common laboratory abnormalities (≥35% of patients; Grade 1-4) were increase in creatinine, increase in aspartate aminotransferase, or AST, levels, increase in alanine aminotransferase levels, or ALT, decrease in hemoglobin, decrease in lymphocytes, increase in cholesterol, decrease in platelets and decrease in absolute neutrophil count. The most common Grade 3-4 adverse reaction was anemia, and the most common Grade 3-4 laboratory abnormality was a decrease in hemoglobin.

Myelodysplastic Syndrome/Acute Myeloid Leukemia, or MDS/AML, was reported in two of the 377 (0.5%) patients with ovarian cancer treated with Rubraca. Both of these patients had received prior treatment with platinum and other DNA damaging agents. In addition, AML was reported in two (<1%) patients with ovarian cancer enrolled in ARIEL3, a blinded, randomized trial evaluating Rubraca versus placebo. One case of AML was fatal. Both patients had received prior treatment with platinum and other DNA damaging agents.

Companion Diagnostic

Clovis partnered with Foundation Medicine, Inc. to co-develop a companion diagnostic test, the FDA approved FoundationFocusTM CDx BRCA, to select patients for Rubraca treatment. FoundationFocus CDx BRCA is a next-generation sequencing assay that assesses tumor BRCA mutations from tumor tissue samples from patients with ovarian cancer.

Rucaparib Clinical Development

We are developing rucaparib for selected patient populations and collaborating with partners for companion diagnostic development. The following table summarizes the ongoing studies:

The ARIEL (Assessment of Rucaparib in Ovarian Cancer Trial) program is a novel, integrated translational-clinical program designed to accurately and prospectively identify ovarian cancer patients with tumor genotypes associated with benefit from rucaparib therapy. Rucaparib is also being developed in patients with mutant BRCA tumors and other DNA repair deficiencies beyond BRCA – commonly referred to HRD. Studies open for enrollment or under consideration include prostate, breast, pancreatic, gastroesophageal, bladder and lung cancers.

The ARIEL3 pivotal study (NCT01968213) is a randomized, double-blind study comparing the effects of rucaparib against placebo to evaluate whether rucaparib given as a maintenance therapy to platinum-sensitive patients can extend the period of time for which the disease is controlled after a positive outcome with platinum-based chemotherapy. Patients who have high-grade serous ovarian cancer and have had at least two prior lines of platinum based chemotherapies are randomized to receive either placebo or rucaparib and the primary endpoint of the study is progression free survival, or PFS. The primary efficacy analysis will evaluate, in a step-down process, BRCA-mutant patients, all patients with a HRD signature (including BRCA and non-BRCA), followed by all patients. Target enrollment in ARIEL3 was completed during the second quarter of 2016. Data from ARIEL3 are expected mid-2017. Pending positive data from ARIEL3, we intend to follow up with a supplemental NDA for second-line maintenance therapy in women with ovarian cancer who have responded to platinum-based therapy.

The ARIEL4 confirmatory study (NCT 02855944), which is open for enrollment, is a Phase 3 multicenter, randomized study of rucaparib versus chemotherapy in relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who have failed two prior lines of therapy. The primary endpoint of the study is PFS.

During the second half of 2016, we initiated the TRITON (Trial of Rucaparib in Prostate Indications) program in prostate cancer, which includes two Clovis-sponsored potential registration studies which are currently open for enrollment:

•

The TRITON2 study, a Phase 2 single-arm study in men with metastatic castrate-resistant prostate cancer, or mCRPC, enrolling patients with BRCA mutations and ataxia-telangiectasia mutations, or ATM, (both inclusive of germline and/or somatic) or other deleterious mutations in other homologous recombination repair genes and all patients will have progressed after receiving one line of taxane-based chemotherapy and one or two lines of androgen-receptor, or AR, targeted therapy in the castrate-resistant setting. The primary endpoints of the study are radiologic ORR in patients with measurable disease and protein-specific antigen response rate in patients who do not have measurable disease. TRITON2 initiated during the fourth quarter of 2016.

•

The TRITON3 study, a Phase 3 comparative study in men with mCRPC enrolling BRCA mutant and ATM (both inclusive of germline and/or somatic) patients who have progressed on AR-targeted therapy and who have not yet received chemotherapy in the castrate-resistant setting. TRITON3 will compare rucaparib to physician’s choice of AR-targeted therapy or chemotherapy in these patients. The planned primary endpoint of the study is radiologic PFS. TRITON3 initiated during the first quarter of 2017.

In addition to the ARIEL and TRITON programs in ovarian and prostate, respectively, we are supporting several clinical studies in ovarian, prostate and other indications:

•

The Phase 2 investigator-initiated study, MITO-25, evaluating rucaparib and bevacizumab in combination as a first-line maintenance therapy for advanced ovarian cancer expected to initiate during the first quarter of 2017.

•

The Phase 1B combination study sponsored by Genentech, of the cancer immunotherapy Tecentriq (atezolizumab; anti-PDL1) and rucaparib for the treatment of solid tumors and gynecological cancers, with a focus on ovarian cancer, which is expected to have the first patient initiated during the second quarter of 2017. The rationale for the combination is supported by non-clinical data that suggests greater activity in the combination of rucaparib and a PDL-1 inhibitor compared with either agent alone.

•

The investigator-initiated RUBY Phase 2 study in women with breast cancer whose tumors have a somatic BRCA mutation or HRD signature other than a known germline BRCA mutation, which enrolled the first patient in the third quarter of 2016.

•	The investigator-initiated PLATFORM Phase 2 study in gastroesophageal cancer in the first-line maintenance setting, which is expected to initiate during the first quarter of 2017.
•

The investigator-initiated Phase 2 STRAT-STAMPEDE study in newly-diagnosed castrate-sensitive de novo metastatic prostate cancer patients whose tumors have a tBRCA mutation or are HRD positive, which is expected to initiate during the first half of 2017.

•	The investigator-initiated RIO Phase 2 study in triple-negative or gBRCA breast cancer patients, which initiated during the third quarter of 2015.
•

In February 2017, Clovis and Strata Oncology, Inc. (“Strata”) announced an agreement to accelerate patient identification and enrollment for Clovis’ ongoing TRITON clinical trial program. The Strata Trial, sponsored by Strata, is an observational study that provides next-generation sequencing at no cost to all advanced cancer patients at clinical sites that have agreed to participate in the Strata Trial, and match advanced prostate cancer patients with specified mutations to Clovis’ TRITON2 and TRITON3 clinical trials for rucaparib. Strata has agreed not to provide similar matching services on behalf of any other Strata collaborator for any other mCRPC clinical trials for patients having the same specified mutations.

DNA damage and cancer therapy

Cells in the human body are under constant attack from agents that can cause damage to DNA, including sunlight and other forms of radiation, as well as DNA-binding chemicals that can cause changes in the composition of DNA. Cells have evolved multiple mechanisms to enable such DNA repair, and these mechanisms are complementary to each other, each driving repair of specific types of DNA damage. If a cell’s DNA damage repair system is overwhelmed, then the cell will die undergoing a form of suicide termed apoptosis. A fundamental principle of cancer therapy is to damage cells profoundly with radiation or DNA-binding drugs, such as alkylating agents or platinums, to induce apoptosis and, subsequently, cancer cell death. Multiple DNA repair mechanisms active in the cell may reduce the activity of these anti-cancer therapies.

DNA repair

The PARP family comprises 17 structurally related proteins that have been identified on the basis of sequence similarity. PARP1, PARP2, and PARP3 play a central role in DNA repair. They are rapidly recruited to the sites of DNA damage and catalyze the recruitment of additional proteins that initiate the repair of damaged DNA. The breast cancer 1 (BRCA1) and breast cancer 2 (BRCA2) genes also have important roles in DNA repair pathways such as homologous recombination. Mutations in BRCA1 and BRCA2 are associated with an increased risk of ovarian, breast, prostate, and pancreatic cancers.

PARP inhibitors and synthetic lethality

Rucaparib is an inhibitor of poly (ADP-ribose) polymerase (PARP) enzymes, including PARP1, PARP2, and PARP3. PARP inhibitors have shown activity in BRCA1/2 mutant and homologous recombination (HR) repair deficient cancer cell lines through a mechanism known as synthetic lethality in which the loss of two genes/pathways is required for cell death. The inhibition/inactivation of repair pathways by administration of a PARP inhibitor in the context of an underlying genetic defect such as a BRCA mutation results in tumor cell death through accumulation of unrepaired DNA damage. In addition to catalytic inhibition of the enzymatic activity, PARP inhibitors may also function by “trapping” PARP enzymes at damaged DNA. Trapped PARP-DNA complexes may act as “poisons” to interfere with replication that would require BRCA dependent homologous recombination to be resolved.

Homologous recombination deficient tumors

Alterations in DNA repair genes other than BRCA1/2 have been observed in, and contribute to the hereditary risk of, ovarian, breast, prostate and pancreatic cancers. PARP inhibitors have shown evidence of nonclinical and clinical activity in tumors with alterations in non-BRCA HR genes. DNA repair deficiencies resulting from genetic and epigenetic alterations can result in a “BRCA-like” phenotype that may also render tumor cells sensitive to PARP inhibitors. One approach to identify patients with DNA repair deficiencies due to mechanisms other than a BRCA mutation is to assess loss of heterozygosity (LOH), or the loss of one normal copy of a gene, which arises from error-prone DNA repair pathways when HR is compromised. A next-generation sequencing (NGS) assay was developed in collaboration with Foundation Medicine to use as a companion diagnostic to assess genomic LOH in tumor samples, and this biomarker has the potential to expand the clinical utility of rucaparib in ovarian cancer and other indications.

Rociletinib - an Oral EGFR Mutant-Selective Inhibitor

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

Lucitanib – a VEGFR, PDGFR and FGFR Inhibitor

 Lucitanib is an oral inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors (VEGFR) 1-3, platelet-derived growth factor receptors (PDGFR) alpha and beta and fibroblast growth factor receptors (FGFR) 1-3. Lucitanib was previously evaluated in breast and lung cancers. Development in those indications has ceased and we continue to provide drug to patients whose clinicians recommend continuing lucitanib therapy. Along with our development partner, Servier, we are continuing to evaluate what, if any, further development of lucitanib will be pursued. We hold development and commercialization rights in the U.S. and Japan and have sublicensed rights to Europe and rest of world markets, excluding China, to Servier.

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

Rucaparib Competition

Lynparza™/olaparib (AstraZeneca) was approved in December 2014 in the US as monotherapy in patients with germline BRCA-mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy, and in the EU for use as monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed BRCA-mutated (germline and/or somatic) high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in response (complete response or partial response) to platinum-based chemotherapy.

There are a number of PARP inhibitors in clinical development including Tesaro’s niraparib, AbbVie’s veliparib and ABT-767, Pfizer’s talazoparib. BeiGene’s BGB-290, and Checkpoint Therapeutics’ CK-102. While most PARP inhibitor development focuses on ovarian cancer, breast cancer, and prostate cancer, additional efforts are aimed toward bladder, lung, and pancreatic cancers as well.

Outside of the PARP class, Avastin®/bevacizumab is approved in the US for recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer that is platinum-resistant in combination with paclitaxel, pegylated liposomal doxorubicin, or topotecan, and was approved in December 2016 in the US for recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer that is platinum-sensitive in combination with carboplatin and paclitaxel or in combination with carboplatin and gemcitabine, followed by Avastin as a single agent.  Other out of class agents approved for use in advanced ovarian cancer include chemotherapeutic agents (e.g. platinum-based doublets, platinum monotherapy, non-platinum chemotherapy, etc.), Doxil® (Janssen), and Hycamtin® (Novartis) and there are additional out-of-class agents in clinical development that may pose a future competitive threat to rucaparib.

License Agreements

Pfizer Inc.

In June 2011, we entered into a license agreement with Pfizer Inc. to obtain the exclusive global rights to rucaparib. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer. In April 2014, we initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. In September 2016, we made a milestone payment of $0.5 million to Pfizer upon acceptance of the NDA for rucaparib by the FDA. The MAA submission with the EMA for a comparable ovarian cancer indication was accepted by the MAA during the fourth quarter of 2016, which resulted in a $0.5 million milestone payment to Pfizer as required by the license agreement. These payments were recognized as acquired in-process research and development expense.

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

On December 19, 2016, the FDA approved Rubraca tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we have exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. These payments were recognized as intangible assets and amortized over the estimated remaining useful life of rucaparib.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib and we are responsible for all remaining development and commercialization costs for rucaparib. We are required to make regulatory milestone payments to Pfizer of up to an additional $69.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for rucaparib are met, the majority of which relate to annual sales targets of $500.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib.

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

AstraZeneca UK Limited

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents. Pursuant to the terms of the license agreement, we made an upfront payment of $0.25 million upon execution of the agreement. During the second quarter of 2016, we made a milestone payment of $0.3 million to AstraZeneca upon the NDA submission for rucaparib. These payments were recognized as acquired in-process research and development expense. The FDA approval of rucaparib on December 19, 2016 resulted in a $0.35 million milestone payment to AstraZeneca as required by the license agreement. This payment was recognized as intangible assets and amortized over the estimated remaining useful life of rucaparib. AstraZeneca will also receive royalties on any net sales of rucaparib.

Advenchen Laboratories LLC

In October 2008, Ethical Oncology Science, S.p.A. (“EOS”) (now known as Clovis Oncology Italy S.r.l.) entered into an exclusive license agreement with Advenchen Laboratories LLC (“Advenchen”) to develop and commercialize lucitanib on a global basis, excluding China. We are obligated to pay Advenchen tiered royalties at percentage rates in the mid-single digits on net sales of lucitanib, based on the volume of annual net sales achieved. In addition, after giving effect to the first and second amendments to the license agreement, we are required to pay to Advenchen 25% of any consideration, excluding royalties, we receive from sublicensees, in lieu of the milestone obligations set forth in the agreement. We are obligated under the agreement to use commercially reasonable efforts to develop and commercialize at least one product containing lucitanib, and we are also responsible for all remaining development and commercialization costs for lucitanib.

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

Les Laboratoires Servier

In September 2012, EOS entered into a collaboration and license agreement with Servier, whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In exchange for these rights, EOS received an upfront payment of €45.0 million. We are entitled to receive additional payments on the achievement of specified development, regulatory and commercial milestones up to €100.0 million in the aggregate, €10.0 million of which was received in the first quarter of 2014. In addition, we are entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, each of which relates to annual sales targets of €250.0 million and above, which, in the aggregate, could amount to a total of €250.0 million. We are also entitled to receive royalties at percentage rates ranging from low-to-mid teens on sales of lucitanib by Servier.

We and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for all of the development costs for lucitanib up to €80.0 million. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between us and Servier. During the second quarter of 2016, we and Servier agreed to discontinue the development of lucitanib for breast cancer and lung cancer and are continuing to evaluate what, if any, further development of lucitanib will be pursued. Based on current estimates, we expect to complete the committed on-going development activities in 2017 and expect full reimbursement of our development costs from Servier. Reimbursements are recorded as reduction to research and development expense on the Consolidated Statement of Operations.

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

We are obligated to pay royalties at percentage rates ranging from mid-single digits to low teens on the volume of annual net sales achieved. We are required to pay up to an additional aggregate of $98.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

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

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated annually;
•	completion of extensive non-clinical laboratory tests and non-clinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•	submission to the FDA of an NDA after completion of the agreed clinical trial program;
•	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with Current Good Manufacturing Practices (“cGMP”) and/or sites involved in clinical studies to assess compliance with Good Clinical Practices (“GCP”); and

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

Clinical trials involve the administration of the investigational drug to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from each clinical trial site’s Institutional Review Board (“IRB”) before the trials may be initiated, and the IRB must monitor the study until completed. There are also requirements governing the reporting of ongoing clinical trials and clinical trial results to public registries.

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

After the FDA evaluates the NDA and conducts inspections of clinical research facilities and/or manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response

Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase III clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, non-clinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies plan to mitigate risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

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

The EMA also provides the opportunity for dialogue with us. This is usually done in the form of Scientific Advice, which is given by the Scientific Advice Working Party of CHMP. A fee is incurred with each Scientific Advice meeting.

Advice from either the FDA or EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies and pharmacovigilance plans and risk-management programs. Such advice is not legally binding on the sponsor. To obtain binding commitments from health authorities in the United States and the European Union, SPA or Special Protocol Assessment procedures are available. A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement with the sponsor that the protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. The FDA’s agreement to a SPA is binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to a SPA.

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

Breakthrough Therapy Designation in the United States

The U.S. Congress created the Breakthrough Therapy designation program as a result of the passage of the Food and Drug Administration Safety Act of 2012. FDA may grant Breakthrough Therapy status to a drug intended for the treatment of a serious condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The Breakthrough Therapy designation, which may be requested by a sponsor when filing or amending an IND, is intended to facilitate and expedite the development and FDA review of a product candidate. Specifically, the Breakthrough Therapy designation may entitle the sponsor to more frequent meetings with the FDA during drug development, intensive guidance on clinical trial design and expedited FDA review by a cross-disciplinary team comprised of senior managers. The designation does not guarantee a faster development or review time as compared to other drugs, however, nor does it assure that the drug will obtain ultimate marketing approval by the FDA. Once granted, the FDA may withdraw this designation at any time.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale will depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of our products, in addition to the costs required to obtain FDA approvals. The development of a product dossier and a Budget Impact Model may be helpful in assisting the payors in evaluating cost effectiveness. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be established. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

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

•	A formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

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

Other Healthcare Laws and Compliance Requirements

We are subject to various federal and state laws targeting fraud and abuse in the healthcare industry. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs.

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

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal program, including federal healthcare programs. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil penalties.

In addition to the laws described above, the Patient Protection and Affordable Care Act, as amended by the Health Care Education Reconciliation Act, or the PPACA, also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $150,000 per year (or up to an aggregate of $1.0 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Applicable drug manufacturers are required to collect data for each calendar year and submit reports to CMS by March 31st of each subsequent calendar year. In addition, there are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us.

For those marketed products which are covered in the United States by the Medicaid programs, we have various obligations, including government price reporting and rebate requirements, which generally require products be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the entry into government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate”, a complex calculation which is based, in part, on the rate at which a branded drug price increases over time more than the rate of inflation (based on the CPI-U). This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer. This “additional rebate” calculation can, in some cases where price increase have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100% of a drug’s “average manufacturer price” and 340B prices of one penny. Subject to the control of Directive 89/105/EEC, pricing and reimbursement in the EU/EEA (European Economic Area) is governed by national rules and policy and may vary from Member State to Member State.

Also, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created several new federal crimes, including health care fraud and false statements relating to health care matters. The health care fraud statute prohibits knowingly and willfully executing a scheme to defraud any health care benefit program, including private third-party payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for health care benefits, items or services. In addition, we may be subject to, or our marketing activities may be limited by, HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”) and its implementing regulations, which established uniform standards for certain “covered entities” (healthcare providers, health plans and healthcare clearinghouses) and their business associates governing the conduct of certain electronic healthcare transactions and protecting the security and privacy of protected health information.

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

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. U.S. Patent 6,495,541, and its equivalent counterparts issued in dozens of countries, directed to the rucaparib composition of matter, expire in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) could be available to extend our patent exclusivity for rucaparib to the fourth quarter of 2023 in the United States. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2025. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which will permit the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates ranging from 2020 through potentially 2035, including the camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031 and a patent application directed to high dosage strength rucaparib tablets that, if issued, will expire in 2035. We are aware of a number of challenges of salt and polymorph patents, and while the ultimate results of patent challenges can be difficult to predict, we believe a number of factors, including a constellation of unexpected properties, support the novelty and non-obviousness of our rucaparib camsylate salt/polymorph composition of matter patent, would make a successful challenge of that patent more difficult.

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

In May 2010, we acquired an exclusive, worldwide license to rociletinib from Celgene. U.S. Patent 8,975,927, directed to rociletinib composition of matter, expires in 2032 and U.S. Patent 9,108,927, directed to rociletinib HBr salts and polymorphs, expires in 2033. Other patent applications are pending that claim rociletinib generically that, if issued, would have expiration dates in 2029. In January 2013, we acquired from Gatekeeper Pharmaceuticals, Inc. an exclusive worldwide sub-license to a Dana Farber patent family having claims directed to wild-type sparing irreversible EGFR inhibitors, such as rociletinib. We or our licensors have filed additional patent applications related to rociletinib methods of use, metabolites, combinations, diagnostic methods and dosing regimens.

In addition, we intend to seek patent protection whenever available for any products or product candidates and related technology we acquire in the future.

The patent positions of pharmaceutical firms like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the product candidates we acquire or license will gain patent protection or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, until that time we cannot be certain that we were the first to file any patent application related to our product candidates. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (“U.S. PTO”) to determine priority of invention or in opposition or other third-party proceedings in the U.S. or a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome in a third-party patent dispute could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using specific compounds or technology.

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

The patent term of a patent that covers an FDA-approved drug may also be eligible for patent term extension, which permits patent term restoration as compensation for the patent term lost during the FDA regulatory review process. The Hatch-Waxman Act permits a patent term extension of up to five years beyond the expiration of the patent. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only one patent applicable to an approved drug may be extended. Similar provisions are available in Europe and other non-U.S. jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our pharmaceutical products receive FDA approval, we expect to apply for patent term extensions on patents covering those products.

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

In addition, we have sought and intend to continue seeking orphan drug status whenever it is available. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the United States and ten years in the European Union. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication.

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

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for non-clinical studies and clinical trials and intend to do so in the future. We currently have long-term agreements with third-party contract manufacturing organizations (“CMOs”) for the production of the active ingredient and final product for rucaparib. We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, third parties with whom we currently work will need to increase their scale of production or we will need to secure alternate suppliers. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

We have developed the process for manufacturing rucaparib’s active pharmaceutical ingredient (“API”) to a degree sufficient to meet clinical demands and, as production capacity is increased as described below under “Lonza Agreement,”, projected commercial requirements. Manufacturing of rucaparib API is being performed at a single CMO. The rucaparib drug product formulation and manufacturing process to produce that formulation have been developed to a degree sufficient to meet clinical demands and projected commercial requirements. A single third-party CMO capable of both formulation development and drug product manufacturing is currently producing rucaparib drug product. Our operating plan for the next 12 months includes a significant investment in inventory to meet the projected commercial requirements for Rubraca. We believe the single third-party CMO is capable of manufacturing rucaparib’s API to a degree sufficient to meet the projected market requirements.

To date, our third-party manufacturers have met our manufacturing requirements. We expect third-party manufacturers to be capable of providing sufficient quantities of our product candidates to meet anticipated full scale commercial demands.

Lonza Agreement

On October 3, 2016, we entered into an agreement with Lonza Ltd (“Lonza”) for the long-term manufacture and supply of the API for rucaparib.

Under this agreement, Lonza will be a non-exclusive manufacturer of the rucaparib API during the 10 year term of the agreement. Lonza will construct, in an existing Lonza facility, a production train that will be exclusively dedicated to the manufacture of the rucaparib API. The dedicated production train will provide manufacturing capacity to meet our currently anticipated needs for commercial supply of rucaparib API. We are obligated to make scheduled capital program fee payments towards capital equipment and other costs associated with the construction of the dedicated production train and, once the facility is operational, to pay a fixed facility fee each quarter for the duration of the term of the agreement.

Lonza will manufacture and store an advanced intermediate to be used in the subsequent production of the rucaparib API. We will pay fixed fees on a per kilogram basis for quantities of the advanced intermediate and the rucaparib API ordered by us, subject to certain adjustments. Until the dedicated facility is completed and operationally qualified, Lonza will manufacture the rucaparib API in existing Lonza facilities at pricing established in the agreement.

Either party may terminate the agreement due to a material breach of the agreement by the other party, subject to prior written notice and a cure period. We may terminate the agreement, subject to 90 days’ prior written notice, in the event rucaparib is withdrawn from the market for certain reasons. In the event of such a termination by us, or termination by Lonza due to material breach by us, we are obligated to compensate Lonza for any services rendered, or for which costs have been incurred by Lonza in anticipation of services to be provided to us, and to pay to Lonza the remaining amount of any capital program fees and quarterly fixed facility fees for the remainder of the term of the agreement. In the event we terminate the agreement due to material breach by Lonza, Lonza is obligated to repay all or a portion of the capital program fees previously paid by us.

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

The active pharmaceutical ingredient for rociletinib is currently being manufactured by one CMO. The current drug substance production process has already been sufficiently developed to satisfy immediate clinical demands. We have engaged a single CMO capable of both formulation development and drug product manufacturing. The current drug product production process has already been sufficiently developed to satisfy immediate clinical demands. Additional scale-up work and/or additional production capacity may be necessary to support larger clinical development or commercialization requirements.

Commercial Operations

We have established a commercial organization in the U.S., including sales, marketing, market access, and supply chain management, to support the commercialization of Rubraca. We believe the U.S. oncology market for Rubraca in its approved indication is addressable with a targeted sales and marketing organization, with capabilities that include the management of key accounts such as managed care organizations, group-purchasing organizations, oncology group networks and government accounts. We sell Rubraca through a limited distribution network consisting of select number of specialty pharmacies and distributors. Healthcare providers order Rubraca through these suppliers. We intend to continue promoting Rubraca ourselves in the U.S. for its current indication and any additional indications we may obtain in the future. We retain the rights to Rubraca in the rest of the world. The MAA submission with the EMA for a comparable ovarian cancer indication was completed and accepted during the fourth quarter of 2016. We may elect in the future to utilize strategic partners, distributors or contract sales forces to assist in the commercialization of Rubraca.

Customers

We are currently approved to sell Rubraca in the United States market. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently resell our products to patients and health care providers, at which time we recognize the associated revenue.

Our customers, which distribute our product, consist of three specialty distributors and four specialty pharmacy providers. Currently, we do not have a disproportionate concentration with any one of these customers and our sales volume, once increased, is expected to be evenly distributed throughout.  Furthermore, we do not believe the loss of one of these customers would significantly impact the ability to distribute our product as we expect that sales volume would be absorbed evenly by the remaining customers.

Employees

As of February 16, 2017, we employed 278 full-time employees. None of our employees is represented by labor unions, and a very small number of international employees are covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Research and Development

We invested $251.1 million, $269.3 million and $137.7 million in research and development during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future. We have generated only modest historical revenues, which makes it difficult to assess our future viability.

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates. We are not profitable and have incurred losses in each year since our inception in April 2009. We have only a limited operating history upon which you can evaluate our business and prospects. There are many risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Three of our product candidates, CO-101, CO-1686 (rociletinib) and CO-3810 (lucitanib), encountered development and/or regulatory setbacks after initial promising data, leading us to discontinue enrollment in ongoing clinical trials. We have received regulatory approval to market Rubraca in the U.S., but we do not yet know whether it will achieve market acceptance and be commercially successful.  We have generated only modest revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2016, 2015 and 2014, we had net losses of $349.1 million, $352.9 million and $160.0 million, respectively. As of December 31, 2016, we had an accumulated deficit of $1,131.0 million. We expect to continue to incur losses for the foreseeable future. As such, we are subject to all of the risks incident to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, regulatory scrutiny, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if Rubraca or any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months. We do not have any material committed external source of funds or other support for our development efforts.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do in sufficient amounts, we expect to finance future cash needs through a combination of public or private equity offerings, collaborations, strategic alliances and other similar licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. Furthermore, it may be difficult for us to raise additional funds while we are subject to uncertainty related to litigation described under “Part I, Item 3-Legal Proceedings” in this report. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, or our plans for acquisition or in-license of new product candidates. We may also seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Servicing our long-term debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

In September 2014, we completed a private placement of $287.5 million aggregate principal amount of 2.5% convertible senior notes due 2021 (the “Notes”), resulting in net proceeds to the Company of $278.3 million after deducting offering expenses. The Notes are governed by the terms of the indenture between the Company, as issuer, and

The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable on the Notes semi-annually, and the Notes mature on September 15, 2021, unless redeemed, repurchased or converted prior to that date. In addition, if, as defined by the terms of the indenture, a fundamental change occurs, holders of the Notes may require us to repurchase for cash all or any portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. As of December 31, 2016, all $287.5 million principal amount of the Notes remained outstanding.

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

We and certain of our officers were named as defendants in four separate purported class action lawsuits initiated in 2015, all of which have since been consolidated in the District of Colorado, that generally allege that we and certain of our officers violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib. Moreover, in January 2016, we and certain of our officers, directors, investors and underwriters were named as defendants in a purported class action lawsuit that alleges that the defendants violated the Securities Act because the offering documents for our July 2015 follow-on offering contained allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib. Additionally, in November 2016, we and certain of our officers, directors and underwriters were named as defendants in an individual lawsuit that alleges that the defendants violated the Securities Act because the offering documents for our July 2015 follow-on offering contained allegedly false and misleading statements regarding the efficacy of rociletinib, its safety profile, and its prospects for market success.  This action also asserts Colorado state law claims and common law claims based on allegedly false and misleading statements regarding rociletinib’s progress toward FDA approval.

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

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of Rubraca in the U.S.; Rubraca may not achieve market acceptance and may not be commercially successful and we may not attain profitability and positive cash flow from operations.

On December 19, 2016, the FDA granted approval for Rubraca as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on an FDA approved companion diagnostic for Rubraca. Rubraca is commercially available. The degree of market acceptance and the commercial success of Rubraca will depend on a number of factors, including:

•	the effectiveness of our sales and marketing strategy and operations;
•

maintaining compliance with all regulatory requirements applicable to Rubraca and our commercial activities, including the post-marketing requirements and post-marketing commitments required by the FDA to verify Rubraca’s clinical benefit or safety by completing certain confirmatory trials, pharmacology studies and additional diagnostic development;

•	the acceptance of Rubraca by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing products and therapies;
•	the continued acceptable safety profile of Rubraca and the occurrence of any unexpected side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;
•

the ability of our third-party manufacturers to manufacture commercial supplies of Rubraca, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with current good manufacturing practice, or cGMP, regulations;

•	the availability of coverage and adequate reimbursement from managed care plans, private health insurers and other third party payors and the willingness and ability of patients to pay for Rubraca;
•	the development or commercialization of competing products or therapies;
•	marketing and distribution support for Rubraca, including the degree to which the approved labeling supports promotional initiatives for commercial success;
•	the actual market size for Rubraca, which may be different than expected;
•	our ability to enforce our intellectual property rights in and to Rubraca;
•	our ability to avoid third party patent interference or patent infringement claims; and
•	our ability to obtain regulatory approvals to commercialize Rubraca in markets outside of the U.S.

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenue through the sale of Rubraca. In addition, we may experience significant fluctuations in sales of Rubraca from period to period. We currently do not have any other product candidates in active development. Any inability on our part to successfully commercialize Rubraca in the United States and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

Rubraca may cause undesirable side effects or have other properties that could limit its commercial potential.

If we or others identify previously unknown side effects or if known side effects are more frequent or severe than in the past, then:

•	sales of Rubraca may decline;
•	regulatory approvals for Rubraca may be restricted or withdrawn;

•	we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals;
•	additional nonclinical or clinical studies, changes in labeling or changes to manufacturing processes, specifications and/or facilities may be required;
•	government investigations or lawsuits, including class action suits, may be brought against us; and
•	our reputation may suffer.

Any of the above occurrences would harm or prevent sales of Rubraca, increase our expenses and impair our ability to successfully commercialize Rubraca. As Rubraca is commercially available, it may be used in a wider population and in a less rigorously controlled environment than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third-party payors or patients may perceive or conclude that the use of Rubraca is associated with previously unknown serious adverse effects, undermining our commercialization efforts.

If our sales, marketing and distribution capabilities for Rubraca or our product candidates for which we obtain marketing approval are inadequate, we may be unable to generate revenue from sales of our products.

Prior to the launch of Rubraca, we had not commercialized any drug products as a company. To achieve commercial success for Rubraca and any product candidate that may be approved by the FDA or comparable foreign regulatory authorities, we must continue to expand our sales, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services. We will be competing with companies that currently have extensive, well-funded, and more experienced sales and marketing operations. We may be unable to compete successfully against these more established companies.

We have recently built a field organization and other capabilities for the sales, marketing and distribution of Rubraca in the United States, and there are significant risks involved with building and managing a sales organization. Factors that may inhibit our efforts to effectively commercialize Rubraca on our own include:

•	our inability to recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel;
•	the inability of sales personnel to generate sufficient sales leads and to obtain access to physicians or persuade adequate numbers of physicians to use or prescribe Rubraca;
•	our inability to effectively manage a geographically dispersed sales and marketing team.

If we are unable to maintain effective sales, marketing and distribution capabilities for Rubraca in the United States or if we are unable to establish and maintain sales, marketing and distribution capabilities for Rubraca outside of the United States, if approved, or for any other product candidate for which we obtain marketing approval, whether independently or with third parties, we may not be able to generate product revenue or may not become profitable. If the cost of establishing and maintaining a sales and marketing organization exceeds the cost-effectiveness of doing so, we may not become profitable.

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

We cannot give any assurance that that rucaparib will receive regulatory approval outside the United States or that the rucaparib development program in other lines of therapies and indications will be successful or that our other product candidates will receive regulatory approval.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. Our business depends entirely on the successful development and commercialization of our product candidates.

Each of our product candidates requires clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization and significant marketing efforts in order to generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. To date, we have received regulatory approval from the FDA to market Rubraca in the United States for certain limited indications. We may not receive similar regulatory approvals outside the United States and we may never receive regulatory approval for any of our other product candidates. In addition, our product development programs contemplate the development of companion diagnostics by third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before our product candidates may be commercialized.

We cannot be certain that rucaparib will be successfully developed in other lines of therapy, tumor types or other indications or that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. Two of our product candidates, CO-101 and rociletinib, encountered development and regulatory setbacks after initial promising data, leading us to discontinue enrollment in ongoing clinical trials. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our diagnostic collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates, and for other lines of therapies, indications or tumor types for rucaparib, in the United States, the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, obtaining separate regulatory approval in many other countries requires compliance with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

Clinical drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of non-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through non-clinical studies and initial clinical trials. It is not uncommon for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Indeed, based on the negative results of a pivotal study, we ceased further development of our previous product candidate CO-101, and we decided to discontinue ongoing development of rociletinib in anticipation of the issuance of a Complete Response Letter by the FDA. Additionally, our future clinical trial results may not be successful.

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

•	obtaining institutional review board (“IRB”) approval at each site;
•	recruiting suitable patients to participate in a trial;
•	developing and validating companion diagnostics on a timely basis;
•	having patients complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	adding new clinical trial sites; or
•	manufacturing sufficient quantities of product candidate for use in clinical trials.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for rucaparib in other indications and lines of therapy or for our other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have only obtained regulatory approval for Rubraca in the United States for a specific indication, and it is possible that Rubraca may not obtain regulatory approval outside the United States or for broader indications and lines of therapy or other tumor types or that any of our other existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Indeed, in anticipation of the issuance of a Complete Response Letter by the FDA with respect to the rociletinib NDA, we decided to discontinue ongoing development of rociletinib.

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

Even if we receive regulatory approval for our product candidates, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense. Additionally, our product candidates, if and when approved, could be subject to labeling and other restrictions and market withdrawal, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our products.

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

All of the foregoing limitations, obligations, and requirements also apply to Rubraca, for which we have received regulatory approval in the United States for certain limited indications.

We may seek approval from U.S. and foreign regulatory authorities for one or more product candidates on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, we received accelerated approval from the FDA for rucaparib and are seeking conditional marketing authorization from the E.U. for rucaparib. Each of these approval pathways has certain conditions to approval, some of which may be post-approval, such as the conduct of a post-approval, or confirmatory, trial using due diligence. For example, continued approval of Rubraca by the FDA may be contingent upon verification and description of clinical benefit in ARIEL3 and/or ARIEL4, our confirmatory trials.  If we are unable to fulfill the requirements of regulators that are conditions of a product’s accelerated or conditional approval, if the confirmatory trial shows unfavorable results or increased or additional undesirable side effects, or if regulators re-evaluate the data or risk-benefit profile of our product candidate, the availability of accelerated or conditional approval may be withdrawn or our conditional approval may not result in full approval or may be revoked or not renewed. Alternatively, we may be required to change a product candidate’s labeled indications or even withdraw the product, if approved, from the market.

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

Rubraca and our other product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

Adverse events (“AEs”) attributable to our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Clinical studies conducted to date have generated AEs related to our product candidates, some of which have been serious. Patients treated with Rubraca have commonly experienced nausea, vomiting, constipation, dysgeusia, anemia/decreased hemoglobin, decreased appetite, diarrhea, abdominal pain, thrombocytopenia and fatigue/asthenia. In studies of lucitanib, hypertension, proteinuria and subclinical hypothyroidism requiring supplementation are the most common AEs observed. The most notable AEs experienced by patients treated with rociletinib include hyperglycemia and OTc prolongation. As is the case with all oncology drugs, it is possible that there may be other potentially harmful characteristics associated with their use in future trials, including larger and lengthier Phase III clinical trials. As we evaluate the use of our product candidates in combination with other active agents, we may encounter safety issues as a result of the combined safety profiles of each agent, which could pose a substantial challenge to that development strategy.

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

Additionally, if we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

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

Servier is responsible for all of the global development costs for lucitanib up to €80.0 million. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between us and Servier. During the second quarter of 2016, we and Servier agreed to discontinue the development of lucitanib for breast cancer and lung cancer and are continuing to evaluate what, if any, further development of lucitanib will be pursued. Based on current estimates, we expect to complete the committed on-going development activities in 2017 and expect full reimbursement of our development costs from Servier.  However, we have limited control over the costs Servier may incur with respect to its development activities for the compound, and therefore our obligation to share additional costs could be triggered sooner than planned.

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

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. While we have long-term agreements with Lonza for the manufacture of API for Rubraca and with the manufacturer of the finished drug product, we have not entered into agreements with any alternate suppliers. We currently obtain our supplies of finished drug product through individual purchase orders.

Our commercial success depends upon attaining significant market acceptance of our product candidates, if approved, among physicians, patients, healthcare payors and major operators of cancer clinics.

Even if we obtain regulatory approval for our other product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;
•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved and the product label approved by regulatory authorities, including any warnings that may be required on the label;
•	the approval, availability, market acceptance and reimbursement for the companion diagnostic;
•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;
•	the potential and perceived advantages of such product candidate over alternative treatments, especially with respect to patient subsets that we are targeting with such product candidate;
•	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;
•	the cost, safety and efficacy of the product in relation to alternative treatments;
•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
•	relative convenience and ease of administration;
•	the prevalence and severity of adverse side effects; and
•	the effectiveness of our sales and marketing efforts.

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

In late 2014, Lynparza™ (olaparib) was approved in the U.S. as monotherapy in patients with germline BRCA mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy and in the EU for the maintenance treatment of BRCA mutated platinum-sensitive relapsed serous ovarian cancer. There are a number of other PARP inhibitors in clinical development including Tesaro Inc.’s’s niraparib, AbbVie’s (veliparib) and ABT-767, Pfizer’s talazoparib, BeiGene’s BGB-290, and Checkpoint Therapeutics’ CK-102.

There are currently no approved drugs that specifically inhibit each of VEGFR, PDGFR and FGFR, as does lucitanib; however, there are currently a number of oral antiangiogenic drugs that target one or more of those markers and are approved or in development for various solid tumors, including: nintedanib (Boehringer Ingelheim), lenvatinib (Eisai), sunitinib (Pfizer), sorafenib (Bayer), pazopanib (Novartis), axitinib (Pfizer) and cabozantinib (Exelixis).

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. We have received approval for Rubraca in the United States for certain limited indications. We intend to seek additional approvals to market Rubraca and other product candidates in the United States, Europe and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

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

Despite our efforts to retain valuable employees, members of our management, scientific, development and commercial teams may terminate their employment with us on short notice. Pursuant to their employment arrangements, each of our executive officers may voluntarily terminate their employment at any time by providing as little as thirty days advance notice. Our employment arrangements with all of our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or, other than our executive officers, without notice. For example, Andrew R. Allen, our former Executive Vice President of Clinical and Pre-Clinical Development and Chief Medical Officer, resigned in July 2015, and Steven L. Hoerter, our former Executive Vice President and Chief Commercial Officer, resigned in January 2016 and Erle T. Mast, our former Executive Vice President and Chief Financial Officer, resigned in March 2016. The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

As of February 16, 2017, we employed 278 full-time employees. As our development plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

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

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with FDA regulations, provide accurate information to the FDA, comply with manufacturing standards we have established, comply with federal and state health-care fraud and abuse laws and regulations, report financial information or data accurately or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Ethics and other compliance policies, but it is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business and results of operations, including the imposition of significant fines or other sanctions.

Our relationships with healthcare professionals, investigators, consultants, customers (actual and potential) and third-party payors are and will continue to be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, transparency and disclosure (or “sunshine”) laws, government price reporting, and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties.

Our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may affect, among other things, our current activities with clinical study investigators and research subjects, as well as proposed and future sales, marketing, disease awareness, and patient assistance programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, including any kickback, bribe, or certain rebate, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment will be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•

a person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or special intent to violate the law in order to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•

federal false claims and civil monetary penalty laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from federal programs, such as Medicare and Medicaid, that are false or fraudulent, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•

the Health Insurance Portability and Accountability Act of 1996, or HIPAA which imposes criminal and civil liability for, among other things, willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes certain requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
•

federal government price reporting laws, which require drug manufacturers to calculate and report complex pricing metrics to government agencies, including CMS, where such reported prices may be used in the calculation of reimbursement and/or discounts on marketed products. Participation in these programs and compliance with the applicable requirements may result in potentially significant discounts on products subject to reimbursement under federal healthcare programs and increased infrastructure costs, and may potentially limit a drug manufacturer’s ability to offer certain marketplace discounts; and

•

analogous state laws and regulations, such as state anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

In addition, the research and development of our product candidates outside the United States, and any sales of our products or product candidates once commercialized outside the United States will also likely subject us to foreign equivalents of the healthcare laws mentioned above, among other foreign laws.

Efforts to ensure that our business arrangements will comply with applicable healthcare laws may involve substantial costs, including investments in infrastructure and additional resources. Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities, including our consulting agreements and other relationships with physicians, could be subject to challenge under one or more of such laws. Governmental and enforcement authorities may conclude that our business practices do not comply with current or future statutes, regulations or case law interpreting applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to, without limitation, civil, criminal, and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit commercialization of our product candidates.

We face an inherent risk of product liability. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit commercialization of our product candidates, if approved. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our product candidates or products that we may develop;
•	injury to our reputation;
•	withdrawal of clinical trial participants;
•	initiation of investigations by regulators;
•	costs to defend the related litigation;
•	a diversion of management’s time and our resources;
•	substantial monetary awards to trial participants or patients;
•	increase in insurance premiums;
•	product recalls, withdrawals or labeling, marketing or promotional restrictions;
•	loss of revenues from product sales;
•	the inability to commercialize our product candidates; and
•	a decline in our stock price.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

•	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
•	we or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;
•	we or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions;
•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•	it is possible that our pending patent applications will not lead to issued patents;
•	issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
•

our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;

•	we may not develop additional proprietary technologies that are patentable; and
•	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Ownership of our Common Stock and Convertible Senior Notes

There may not be a viable public market for our common stock and as a result it may be difficult for you to sell your shares of our common stock.

Our common stock had not been publicly traded prior to our initial public offering in November 2011. The trading market for our common stock on the NASDAQ Global Select Market has been limited at times and an active trading market for our shares may not be sustained. As a result of these and other factors, you may be unable to resell your shares at a price that is attractive to you or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The price of our stock has been, and may continue to be, volatile, and you could lose all or part of your investment.

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 12-month period ended December 31, 2016, the price of our common stock on the NASDAQ Global Select Market ranged from $11.57 per share to $46.97 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

•	adverse results of regulatory actions or decisions;
•	our failure to successfully commercialize our product candidates, if approved;
•	actual or anticipated adverse results or delays in our clinical trials;
•	unanticipated serious safety concerns related to the use of any of our product candidates;
•	changes in laws or regulations applicable to our product candidates, including but not limited to clinical trial requirements for approvals;
•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our product candidates;
•	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
•	inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
•	our dependence on third parties, including CMOS and CROs, as well as our partners that provide us with companion diagnostic products;
•	additions or departures of key scientific or management personnel;
•	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
•	actual or anticipated variations in quarterly operating results;
•	failure to meet or exceed the estimates and projections of the investment community;
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

Certain members of management and their affiliates own a significant percentage of our stock and will be able to exert significant influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates known to us beneficially owned approximately 14.8% of our voting stock as of February 21, 2017. These stockholders may have the ability to significantly influence the outcome of all matters submitted to our stockholders for approval. The interests of our executive officers, directors, and their affiliates might not coincide with the interests of the other holders of our capital stock which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2016, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan (“2011 Plan”) is 2,006,352. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Equity Incentive Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option and restricted stock unit, or RSU, grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the Notes.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

Our principal offices are located at four leased facilities, a 29,177 square foot facility in Boulder, Colorado used primarily for corporate functions, a 24,877 square foot facility in San Francisco, California used for clinical development operations and research laboratory space, a 4,411 square foot facility in Cambridge, United Kingdom used for our European regulatory and clinical operations and a 416 square foot facility in Milan, Italy used for clinical operations. These leases expire in January 2023, December 2021, May 2017 and March 2017, respectively. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

ITEM  3.LEGAL PROCEEDINGS

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

On February 9, 2017, Judge Raymond P. Moore of the District of Colorado issued an Opinion and Order granting in part and denying in part the Clovis Defendants’ Motion to Dismiss. The Clovis Defendants’ Motion to Dismiss was granted with prejudice with respect to named defendant Gillian Ivers-Read and granted with respect to certain statements determined by the Court to be nonactionable statements of opinion or optimism. The Clovis Defendants’ Motion to Dismiss was otherwise denied. Next, the Court granted in part and denied in part the Underwriter Defendants’ Motion to Dismiss. The Underwriter Defendants’ Motion to Dismiss was granted without prejudice with respect to Plaintiffs’ claim under Section 12(a) of the Securities Act and granted insofar as the Court determined that certain statements challenged under Section 11 of the Securities Act are nonactionable statements of opinion or optimism. The Opinion and Order provided that Plaintiffs shall have until February 23, 2017 to file an amended pleading directed solely as to their Section 12(a) claim against the Underwriter Defendants. The Underwriters Defendants’ Motion to dismiss was otherwise denied.  Finally, the court granted the Venture Capital Defendants’ Motion to Dismiss with prejudice.

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

On November 10, 2016, Antipodean Domestic Partners (“Antipodean”) filed a complaint (the “Antipodean Complaint”) against Clovis and certain of its officers, directors and underwriters in New York Supreme Court, County of New York. The Antipodean Complaint alleges that the defendants violated certain sections of the Securities Act by making allegedly false statements to Antipodean and in the Offering Materials for the Secondary Offering relating to the efficacy of rociletinib, its safety profile, and its prospects for market success. In addition to the Securities Act claims, the Antipodean Complaint also asserts Colorado state law claims, and common law claims. Both the state law and common law claims are based on the allegedly false and misleading statements regarding rociletinib’s progress toward FDA approval. The Antipodean Complaint seeks compensatory, recessionary, and punitive damages.

On December 15, 2016, the Antipodean Plaintiffs filed an amended complaint (“the Amended Complaint”) asserting substantially the same claims against the same defendants. The Amended Complaint purports to correct certain details in the original Complaint.

On January 21, 2017, the parties entered into a stipulation extending the defendants’ time to respond to the Antipodean Amended Complaint until March 29, 2017, subject to the terms and conditions stated therein. Pursuant to the January 21, 2017 stipulation, the defendants filed a motion to stay the Antipodean action pending resolution of the Medina, Kimbro, Moran, and Rocco actions in the District of Colorado (“Motion to Stay”) on January 31, 2017. The Motion to Stay has a scheduled return date of March 24, 2017.

The Company intends to vigorously defend against the allegations contained in the Antipodean Amended Complaint, but there can be no assurance that the defense will be successful.

We received a letter dated May 31, 2016 from an alleged owner of our common stock, which purports to set forth a demand for inspection of certain of our books and records pursuant to 8 Del. C. § 220 (the “Macalinao Demand Letter”). The Macalinao Demand Letter was purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. On June 24, 2016, we submitted a response to the Macalinao Demand Letter. We believe that the allegations in the Macalinao Demand Letter are unfounded and that the Macalinao Demand Letter fails to establish an entitlement to any of the requested documents, but there can be no assurance about the likelihood of an adverse outcome. In January 2017, the Company produced certain books and records in response to the Macalinao Demand Letter.

We received a letter dated December 15, 2016 from a second alleged owner of our common stock, which purports to set forth a demand for inspection of the Company’s books and records pursuant to 8 Del. C. § 220 (the “McKenry Demand Letter”). The McKenry Demand Letter was purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. In addition, citing unnamed sources, the McKenry Demand Letter alleges that the Company engaged in patient eligibility, record management and verification, and informed consent violations in connection with the TIGER-X study at multiple testing sites, and that the FDA is purportedly investigating the Company’s conduct. On January 4, 2017, we submitted a response to the McKenry Demand Letter. The Company believes that the allegations in the McKenry Demand Letter are unfounded and that the McKenry Demand Letter fails to establish an entitlement to any of the requested documents, but there can be no assurance about the likelihood of an adverse outcome. In February 2017, the Company produced certain books and records in response to the McKenry Demand Letter.

We have received requests for information from governmental agencies relating to our regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. We are cooperating with the inquiries.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market under the symbol “CLVS.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market:

	HIGH	LOW
Balance, December 31, 2016
First Quarter	$34.75	$16.78
Second Quarter	$20.90	$11.57
Third Quarter	$40.29	$13.43
Fourth Quarter	$46.97	$25.50
Balance, December 31, 2015
First Quarter	$83.46	$54.88
Second Quarter	$102.28	$68.40
Third Quarter	$116.75	$65.00
Fourth Quarter	$109.18	$24.50

On February 19, 2017, there were approximately 27 holders of record of our common stock. The holders of record number does not include a substantially greater number of holders whose shares are held of record in nominee or street name accounts through banks, brokers and/or other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2016

Number of
securities
remaining
available
for issuance
under equity
		Weighted-	compensation
		average	plans
	Number of securities to	exercise price	(excluding
	be issued upon exercise	of outstanding	securities
	of outstanding options	options and	reflected
	and rights	rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	6,082,940	$42.00	2,006,352
Equity compensation plans not approved by security holders	—	—	—
Total	6,082,940	$42.00	2,006,352

(1)As of December 31, 2016, 7,799,048 shares were authorized for issuance under our 2011 Stock Incentive Plan (“2011 Plan”), which became effective upon closing of our initial public offering in November 2011, including 192,185 remaining shares available for future issuance under the 2009 Equity Incentive Plan (“2009 Plan”), which were transferred to the 2011 Plan. The number of shares of our common stock reserved for issuance under the 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2009 Plan and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock.

(2)As of December 31, 2016, 265,723 shares were reserved for issuance under our 2011 Employee Stock Purchase Plan (“ESPP”), which became effective upon closing of our initial public offering in November 2011. The number of shares of our common stock reserved for issuance under the ESPP will be increased at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on such date and (y) 344,828 shares of our common stock.

Performance Graph (1)

The following graph shows a comparison from December 31, 2011 through December 31, 2016 of the cumulative total return on an assumed investment of $100 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

(1)This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Clovis Oncology, Inc. under the Securities Act of 1933, as amended.

ITEM 6.SELECTED FINANCIAL DATA

The following table sets forth certain of our selected historical financial data at the dates and for the periods indicated. The selected historical statement of operations data presented below for the years ended December 31, 2016, 2015 and 2014 and the historical balance sheet data as of December 31, 2016 and 2015 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical statement of operations data presented below for the years ended December 31, 2013 and 2012 and the historical balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our audited financial statements that do not appear in this report.

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

Statement of Operations Data:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Revenues:
Product revenue, net	$78	$—	$—	$—	$—
License and milestone revenue	—	—	13,625	—	—
Total revenues	78	—	13,625	—	—
Operating expenses:
Cost of sales - product	70	—	—	—	—
Research and development	251,129	269,251	137,705	66,545	58,894
Selling, general and administrative	40,731	30,524	21,457	16,567	10,638
Acquired in-process research and development	1,300	12,000	8,806	250	4,250
Impairment of intangible asset	104,517	89,557	3,409	—	—
Change in fair value of contingent purchase consideration	(24,936)	(24,611)	707	405	—
Total expenses	372,811	376,721	172,084	83,767	73,782
Operating loss	(372,733)	(376,721)	(158,459)	(83,767)	(73,782)
Other income (expense):
Interest expense	(8,491)	(8,372)	(2,604)	—	—
Foreign currency gains (losses)	(580)	2,740	3,580	(535)	(65)
Other income (expense)	633	416	(240)	(178)	(163)
Other income (expense), net	(8,438)	(5,216)	736	(713)	(228)
Loss before income taxes	(381,171)	(381,937)	(157,723)	(84,480)	(74,010)
Income tax benefit (expense)	32,034	29,076	(2,308)	(52)	27
Net loss	$(349,137)	$(352,861)	$(160,031)	$(84,532)	$(73,983)
Basic and diluted net loss per common share	$(9.07)	$(9.79)	$(4.72)	$(2.95)	$(2.97)
Basic and diluted weighted average common shares outstanding	38,478	36,026	33,889	28,672	24,915

Balance Sheet Data:

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$266,183	$528,588	$482,677	$323,228	$144,097
Working capital	213,813	464,125	443,400	307,644	132,712
Total assets	364,557	713,386	786,206	649,635	145,994
Convertible senior notes	281,126	279,885	278,680	—	—
Common stock and additional paid-in capital	1,174,989	1,130,016	785,123	762,204	317,925
Total stockholders’ (deficit) equity	(3,634)	300,650	331,630	497,886	133,496

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use.

Our commercial product Rubraca (rucaparib) is the first and only oral, small molecule poly ADP-ribose polymerase, or PARP, inhibitor of PARP1, PARP2 and PARP3 approved in the United States by the FDA as monotherapy for the treatment of patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic) associated advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca.

The MAA submission with the EMA for a comparable ovarian cancer indication was accepted by the EMA during the fourth quarter of 2016. Additionally, rucaparib is being studied as a potential maintenance therapy for ovarian cancer patients in the ARIEL3 trial. Data from ARIEL3 is anticipated in mid-2017.  Pending positive data from ARIEL3, we intend to follow up with a supplemental NDA for second-line maintenance therapy in women with ovarian cancer who have responded to platinum-based therapy.  Rucaparib is also being developed in patients with mutant BRCA tumors and other DNA repair deficiencies beyond BRCA – commonly referred to as homologous recombination deficiencies.  Studies open for enrollment or under consideration include prostate, breast, pancreatic, gastroesophageal, bladder and lung cancers.  We hold worldwide rights for rucaparib.

In addition, we have two other product candidates: lucitanib, an oral inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors (VEGFR) 1-3, platelet-derived growth factor receptors (PDGFR) alpha and beta and fibroblast growth factor receptors (FGFR) 1-3, and rociletinib, an oral mutant-selective inhibitor of EGFR.  Clinical development for each of these candidates has ceased and we continue to provide drug to patients whose clinicians recommend continuing therapy. We maintain certain development and commercialization rights for lucitanib and global development and commercialization rights for rociletinib.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. Through December 31, 2016, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier and have generated $0.1 million product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of December 31, 2016, we had an accumulated deficit of $1,131.0 million. We incurred net losses of $349.1 million, $352.9 million and $160.0 million for the years ended December 31, 2016, 2015 and 2014, respectively, and had cash, cash equivalents and available-for-sale securities totaling $266.2 million at December 31, 2016.

We expect to incur significant losses for the foreseeable future, as we incur costs related to commercial activities associated with Rubraca. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offering for general corporate purposes, including commercial planning and sales and marketing expenses associated with the launch of Rubraca in the United States and, if approved by the EMA, in Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on our current estimates, we believe that our cash, cash equivalents and available-for-sale securities will allow us to fund activities through at least the next 12 months. Until we can generate a sufficient amount of revenue from Rubraca, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all.  Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy.  We will need to generate significant revenues to achieve profitability, and we may never do so.

Product License Agreements

Rucaparib

In June 2011, we entered into a license agreement with Pfizer Inc. to acquire exclusive global development and commercialization rights to rucaparib. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer. In April 2014, we initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. In September 2016, we made a milestone payment of $0.5 million to Pfizer upon acceptance of the NDA for rucaparib by the FDA. The MAA submission with the EMA for a comparable ovarian cancer indication was completed and accepted by the MAA during the fourth quarter of 2016, which resulted in a $0.5 million milestone payment to Pfizer as required by the license agreement. These payments were recognized as acquired in-process research and development expense.

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

On December 19, 2016, the FDA approved Rubraca tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated with advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we have exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. These payments were recognized as intangible assets and amortized over the estimated remaining useful life of rucaparib.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib and we are responsible for all remaining development and commercialization costs for rucaparib. We are required to make regulatory milestone payments to Pfizer of up to an additional $69.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for rucaparib are met, the majority of which relate to annual sales targets of $500.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib.

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

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with

PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents. Pursuant to the terms of the license agreement, we made an upfront payment of $0.25 million upon execution of the agreement. During the second quarter of 2016, we made a milestone payment of $0.3 million to AstraZeneca upon the NDA submission for rucaparib. These payments were recognized as acquired in-process research and development expense. The FDA approval of rucaparib on December 19, 2016 resulted in a $0.35 million milestone payment to AstraZeneca as required by the license agreement. This payment was recognized as intangible assets and amortized over the estimated remaining useful life of rucaparib. AstraZeneca will also receive royalties on any net sales of rucaparib.

Lucitanib

In October 2008, EOS (now known as Clovis Oncology Italy S.r.l.) entered into an exclusive license agreement with Advenchen to develop and commercialize lucitanib on a global basis, excluding China. We are obligated to pay Advenchen tiered royalties at percentage rates in the mid-single digits on net sales of lucitanib, based on the volume of annual net sales achieved. In addition, after giving effect to the first and second amendments to the license agreement, we are required to pay to Advenchen 25% of any consideration, excluding royalties, we receive from sublicensees, in lieu of the milestone obligations set forth in the agreement. We are obligated under the agreement to use commercially reasonable efforts to develop and commercialize at least one product containing lucitanib, and we are also responsible for all remaining development and commercialization costs for lucitanib. In the first quarter of 2014, we recognized acquired in-process research and development expense of $3.4 million, which represents 25% of the sublicense agreement consideration of $13.6 million received from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office.

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

In September 2012, EOS entered into a collaboration and license agreement with Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In exchange for these rights, EOS received an upfront payment of €45.0 million. We are entitled to receive additional payments upon achievement of specified development, regulatory and commercial milestones up to €100.0 million in the aggregate, €10.0 million of which was received in the first quarter of 2014. In addition, we are entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, which, in the aggregate, could total €250.0 million. We are also entitled to receive royalties on sales of lucitanib by Servier.

We and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for all of the global development costs for lucitanib up to €80.0 million. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between us and Servier. During the second quarter of 2016, we and Servier agreed to discontinue the development of lucitanib for breast cancer and lung cancer and are continuing to evaluate what, if any, further development of lucitanib will be pursued. Based on current estimates, we expect to complete the committed on-going development activities in 2017 and expect full reimbursement of our development costs from Servier. Reimbursements are recorded as a reduction to research and development expense on the Consolidated Statements of Operations.

Rociletinib

In May 2010, we entered into an exclusive worldwide license agreement with Celgene to discover, develop and commercialize a covalent inhibitor of mutant forms of the EGFR gene product. Rociletinib was identified as the lead inhibitor candidate under the license agreement. We are responsible for all non-clinical, clinical, regulatory and other activities necessary to develop and commercialize rociletinib.

We made an upfront payment of $2.0 million upon execution of the license agreement, a $4.0 million milestone payment in the first quarter of 2012 upon the acceptance by the FDA of our IND application for rociletinib and a $5.0 million milestone payment in the first quarter of 2014 upon the initiation of the Phase II study for rociletinib. In the third quarter of 2015, we made milestone payments totaling $12.0 million upon acceptance of the NDA and MAA for rociletinib by the FDA and EMA, respectively. We recognized all payments prior to commercial approval as acquired in-process research and development expense.

During the second quarter of 2016, we received a CRL from the FDA for the rociletinib NDA. The FDA issues a CRL to indicate that their review of an application is complete and that the application is not ready for approval. In anticipation of receiving the CRL, we terminated enrollment in all ongoing sponsored clinical studies, although we continue to provide drug to patients whose clinicians recommend continuing rociletinib therapy. In addition, we withdrew our MAA for rociletinib on file with the EMA. We are continuing analyses of rociletinib data to determine whether certain populations of patients may represent an opportunity for a partner committed to investing in further clinical development.

We are obligated to pay royalties at percentage rates ranging from mid-single digits to low-teens based on the volume of annual net sales achieved. We are required to pay up to an additional aggregate of $98.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved.

Financial Operations Overview

Revenue

To date, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier. During December 2016, we recorded $0.1 million revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgments and Estimates” below. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

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
•

market research, disease education and other commercial product planning activities, including the hiring of a U.S. sales and marketing and medical affairs organization in preparation for commercial launch of rucaparib; and

•	activities associated with the development of companion diagnostics for our product candidates.

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. As a result of the FDA approval of Rubraca and the discontinuation of enrollment in rociletinib, our research and development expenses will decrease for 2017 as we continue to commercialize Rubraca and commercialization related expenses are classified as selling, general and administrative expenses and not research and development costs.

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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Rucaparib Expenses
Research and development	$101,598	$58,922	$35,010
Acquired in-process R&D	1,300	—	400
Rucaparib Total	102,898	58,922	35,410
Lucitanib Expenses
Research and development (a)	(1,337)	1,923	(491)
Acquired in-process R&D	—	—	3,406
Lucitanib Total	(1,337)	1,923	2,915
Rociletinib Expenses
Research and development	43,768	122,912	69,920
Acquired in-process R&D	—	12,000	5,000
Rociletinib Total	43,768	134,912	74,920
Personnel and other expenses	107,100	85,494	33,266
Total	$252,429	$281,251	$146,511

(a)This amount reflects actual costs incurred less amounts due from Servier for reimbursable development expenses pursuant to the collaboration and license agreement described in Note 11, License Agreements, to our audited consolidated financial statements included in this Annual Report on Form 10-K.

Research and development expenses increased significantly from 2014 through 2015 due to the expansion of our clinical development activities for rociletinib and rucaparib. In addition, during 2015, we increased commercial product planning activities in anticipation of the potential regulatory approval and commercial launch in the U.S. of rociletinib. These activities included the hiring of our U.S. sales and marketing and medical affairs organizations. For 2016, research and development expenses decreased compared to 2015 primarily due to decreased development activities for the rociletinib program, partially offset by higher expenses related to the rucaparib program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses.

Effective May 9, 2016, at Mr. Mahaffy’s request, the Compensation Committee of the Board of Directors approved his waiver of any annual base salary in excess of $1.00, plus the cost of the employee portion of any premiums to be paid pursuant to any health and welfare benefit plans maintained by us and any tax withholdings related to health and welfare benefits. Such waiver continued in effect until the earliest to occur of (i) the Company entering into a definitive agreement with respect to a transaction that if consummated would constitute a Change in Control (as defined in his Employment Agreement) or the public announcement of a proposal or transaction that if consummated would constitute a Change of Control, (ii) approval by the FDA to commercially distribute, sell or market rucaparib, and (iii) termination of his employment by the Company without Just Cause or by Mr. Mahaffy for Good Reason (each as defined in his Employment Agreement). On December 19, 2016, the FDA approved Rubraca resulting in the discontinuation of Mr. Mahaffy’s waiver.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses consist of upfront payments to acquire a new drug compound, as well as subsequent milestone payments. Acquired in-process research and development payments are immediately expensed provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Once regulatory approval is received, payments to acquire rights, and the related milestone payments, are capitalized and the amortization of such assets recorded to product cost of sales.

Impairment of Intangible Asset

In connection with the acquisition of EOS in November 2013, we recorded intangible assets to reflect the fair value of acquired in-process research and development (“IPR&D”) as of the acquisition date. The fair value was established based upon discounted cash flow models using assumptions related to the timing of development, probability of development and regulatory success, sales and commercialization factors and estimated product life. During the second quarter of 2016, we recorded a $104.5 million impairment charge due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2016, the IPR&D intangible asset recorded on the Consolidated Balance Sheets was zero. Previously, the Company recorded an $89.6 million impairment charge to the IPR&D intangible assets during the fourth quarter of 2015.

Change in Fair Value of Contingent Purchase Consideration

In connection with the acquisition of EOS in November 2013, we also recorded a purchase consideration liability equal to the estimated fair value of future payments that are contingent upon the achievement of various regulatory and sales milestones. Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value to change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations. Changes in fair value are primarily attributed to new information about the likelihood of achieving such milestones and the passage of time. In the absence of new information, changes to fair value reflect only the passage of time as we progress towards the achievement of future milestones. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2016, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets remained at zero due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payout amounts to the former EOS shareholders.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In accruing service fees, we estimate the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the accrual or prepaid accordingly. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in us reporting amounts that are too high or too low in any particular period. Based on the amount of accrued research and development expenses as of December 31, 2016, if our estimates of our net accrued liabilities are too high or too low by 5%, this could increase or decrease our research and development expenses by approximately $1.8 million.

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

The fair value of stock options for the years ended December 31, 2016, 2015 and 2014 was estimated at the grant date using the following weighted average assumptions for the respective periods:

	Year Ended December 31,
	2016	2015	2014
Dividend yield	—	—	—
Volatility (a)	93%	72%	70%
Risk-free interest rate (b)	1.77%	1.77%	1.92%
Expected term (years) (c)	5.8	6.1	6.2

(a)Volatility:  The expected volatility was estimated using our historical data.

(b)Risk-free interest rate:  The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.

(c)Expected term:  The expected term of the award was estimated using our historical data.

We recognized share-based compensation expense of approximately $39.8 million, $40.4 million and $21.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. As of December 31, 2016, we had $86.8 million in total unrecognized share-based compensation expense, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of 3.1 years. We expect our share-based compensation to continue to grow in future periods due to the potential increases in the value of our common stock and headcount.

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

During the second quarter 2016, we recorded $25.5 million reduction in fair value of the contingent purchase consideration due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2016, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets remained at zero due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payout amounts to the former EOS shareholders.

Intangible Assets

Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life.  If our estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of sales in the Consolidated Statements of Operations.

IPR&D assets were established as part of the acquisition of EOS in November 2013 and have not been amortized, but have been assessed for impairment.

Intangible assets are evaluated for impairment at least annually in the fourth quarter or more frequently if impairment indicators exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the decision to discontinue the development of a drug, the receipt of additional clinical or nonclinical data regarding our drug candidate or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. In connection with any impairment assessment, the fair value of the intangible assets as of the date of assessment is compared to the carrying value of the intangible asset. Impairment losses are recognized if the carrying value of an intangible asset is both not recoverable and exceeds its fair value. During the second quarter of 2016, we recorded a $104.5 million impairment charge to the IPR&D intangible assets due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer, thereby reducing the remaining carrying value to zero.

Revenue Recognition

We are currently approved to sell Rubraca in the United States markets.  We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently resell our products to patients and health care providers.  Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts and other deductions as well as estimated product returns. Estimating rebates, chargebacks, discounts, product returns and other deductions requires significant judgments about future events and uncertainties, and requires us to rely heavily on assumptions, as well as historical experience. We only recognize revenue on product sales once the product is resold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, therefore reducing the significance of estimates made for product returns.

For the year ended December 31, 2016, we recognized $0.1 million of product revenue. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Rubraca units recognized as revenue during the year ended December 31, 2016 were expensed prior to the December 19, 2016 FDA approval, and therefore are not included in cost of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories. We expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2017.

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

Results of Operations

Comparison of Years Ended December 31, 2016, 2015 and 2014:

License and Milestone Revenue. License and milestone revenue for the year ended December 31, 2014 was due to the recognition of $13.6 million of milestone revenue from Servier upon the end of opposition and appeal of the lucitanib patent by the European Patent Office in the first quarter of 2014. We did not recognize any license and milestone revenue in 2016 and 2015.

Product Revenue, Net. Product revenue for the year ended December 31, 2016 was due to the recognition of $0.1 million of product revenue from the sale of Rubraca, which was approved for sale in the United States markets on December 19, 2016.

Cost of Sales - Product. Cost of sales for the year ended December 31, 2016 consists of costs associated with the sale of Rubraca, mainly freight, royalties and amortization of capitalized acquired intangible license right and milestone payments related to Rubraca. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Rubraca units recognized as revenue during the year ended December 31, 2016 were expensed prior to the December 19, 2016 FDA approval, and therefore are not included in costs of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories and amortize the capitalized acquired intangible license rights and milestone payments related to Rubraca. We expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2017.

Research and Development Expenses. Research and development expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Research and development expenses	$251,129	$269,251	$137,705
Increase (decrease) from prior year	$(18,122)	$131,546	n/a
% Change from prior year	(6.7)%	95.5%	n/a

The decrease in research and development expenses for the year ended December 31, 2016 compared to 2015 was primarily due to decreased development activities for the rociletinib program partially offset by higher expenses related to the rucaparib program.

Clinical trial costs for rucaparib were $14.0 million higher in 2016 than the prior year primarily due to higher enrollment in the ARIEL2 and ARIEL3 studies in ovarian cancer. Market research, disease education and other commercial product planning activities were $16.6 million higher than the prior year due to the preparation for the potential regulatory approval and commercial launch of rucaparib. Clinical supply and related manufacturing development costs were $9.2 million higher than the prior year, as we increased production to support the expanded clinical studies. In addition, diagnostic development costs for rucaparib were $0.9 million higher than the prior year due to the advancement of our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib.

Salaries, share-based compensation expense and other personnel-related costs were $24.0 million higher in 2016 driven by increased headcount to support our expanded development and commercial planning activities. During the third quarter of 2015, we completed the hiring of our U.S. sales and marketing and medical affairs organization in preparation for the potential regulatory approval and commercial launch of rociletinib.

Clinical trial costs for rociletinib were $41.0 million lower in 2016 than the prior year primarily due to the completion of patient enrollment in the TIGER-1, TIGER-2 and TIGER-X studies in non-small cell lung cancer. This decrease was partially offset by higher clinical trial costs for the TIGER-3 study, which began enrolling patients during the second quarter of 2015. Market research, disease education and other commercial planning activities were $19.7 million lower than the prior year. We incurred higher costs during 2015 due to the preparation for the potential regulatory approval and commercial launch of rociletinib. In addition, clinical supply and related manufacturing development costs were $17.2 million lower than the prior year driven by timing of production to support our clinical studies.

The increase in research and development expenses for the year ended December 31, 2015 compared to 2014 was primarily due to increased development activities for the rociletinib and rucaparib programs.

Clinical trial costs for rucaparib were $10.3 million higher in 2015 than the prior year primarily due to higher enrollment in the ARIEL2 and ARIEL3 studies in ovarian cancer, as well as the expansion of Study 010 in 2015. Development costs for rucaparib were $5.9 million higher than 2014 due to the advancement of our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib.

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

Costs associated with non-clinical and clinical development activities for rociletinib were $35.6 million higher in 2015 than 2014 driven by increased patient enrollment in the TIGER program of studies in NSCLC. In addition, market research, disease education and other commercial product planning activities for rociletinib were $18.2 million higher in 2015 due to the preparation for the potential commercial launch of rociletinib.

Clinical supply and related manufacturing development costs for both programs were $3.2 million higher than 2014, as we increased production to support the expanded clinical studies.

Selling, General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Selling, general and administrative expenses	$40,731	$30,524	$21,457
Increase from prior year	$10,207	$9,067	n/a
% Change from prior year	33.4%	42.3%	n/a

The increase in selling, general and administrative expenses for the year ended December 31, 2016 over 2015 was primarily due to $3.1 million of selling expenses related to the commercialization of Rubraca, $5.3 million higher legal expense and, to a lesser extent, higher personnel costs. Pre-commercialization activities for Rubraca were included in research and development expenses.

The increase in selling, general and administrative expenses for the year ended December 31, 2015 over 2014 was primarily due to $3.0 million higher share-based compensation expense, $1.4 million higher facilities expense, $1.2 million higher personnel costs, $1.1 million higher legal expense and $1.0 million higher consulting fees.

Acquired In-Process Research and Development Expenses. Acquired in-process research and development expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Acquired in-process research and development	$1,300	$12,000	$8,806
Increase (decrease) from prior year	$(10,700)	$3,194	n/a
% Change from prior year	(89.2)%	36.3%	n/a

Acquired in-process research and development expenses decreased for the year ended December 31, 2016 compared to 2015. During the third quarter of 2015, we made milestone payments totaling $12.0 million to Celgene upon acceptance of the NDA and MAA for rociletinib by the FDA and EMA, respectively. During the second quarter of 2016, we made a milestone payment of $0.3 million to AstraZeneca upon the NDA submission for rucaparib. During 2016, we made milestone payments totaling $1.0 million to Pfizer upon acceptance of the NDA and MAA for rucaparib by the FDA and EMA, respectively.

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

Impairment of Intangible Asset. During the second quarter of 2016, we recorded a $104.5 million impairment charge to the IPR&D intangible asset relating to our lucitanib product candidate which reduced the carrying value of the intangible assets related to the product to zero. This reduction in the estimated fair value of lucitanib was the result of our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. During the fourth quarter of 2015, we recorded an $89.6 million impairment charge to the IPR&D intangible asset relating to our lucitanib product candidate. This reduction in the estimated fair value of lucitanib was the result of our and our development partner’s decision to terminate the development of lucitanib for lung cancer, as well as updates to the probability-weighted discounted cash flow assumptions for the breast cancer indication. During the first quarter of 2014, we recorded a $3.4 million reduction to the intangible asset’s expected future cash flows resulting from the receipt of a lucitanib milestone payment from Servier.

Change in Fair Value of Contingent Purchase Consideration. Change in fair value of contingent purchase consideration was a decrease of $24.9 million for the year ended December 31, 2016 compared to a decrease of $24.6 million for the year ended December 31, 2015 and an increase of $0.7 million for the year ended December 31, 2014. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. During the fourth quarter of 2015, we recorded a $26.9 million reduction in the fair value of the contingent purchase consideration liability due to a change in the estimated probability-weighted future milestone payments, as well as the timing of such payments, for the lucitanib program.

Other Income (Expense), Net. Other income (expense), net for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Other income (expense), net	$(8,438)	$(5,216)	$736
Favorable (unfavorable) change from prior year	$(3,222)	$(5,952)	n/a
Favorable (unfavorable) % Change from prior year	(61.8)%	(808.7)%	n/a

Other expense increased for the year ended December 31, 2016 compared to 2015. During 2016, we recognized $0.6 million of foreign currency losses compared with $2.7 million of gains in 2015. The change in the foreign currency gains and losses was driven by fluctuations in the foreign currency rate utilized to translate our Euro-denominated contingent purchase consideration liability into U.S. dollars.

Other expense increased for the year ended December 31, 2015 compared to 2014 primarily due to higher interest expense related to our convertible senior notes issued in September 2014.

Income Tax Benefit (Expense). For the year ended December 31, 2016, we recognized a $28.4 million deferred tax benefit associated with the impairment of the IPR&D intangible assets recorded in the second quarter of 2016. In addition, during the first quarter 2016, we recognized a $3.6 million deferred tax benefit due to a reduction in the enacted corporate tax rate of a foreign jurisdiction in which we operate.

For the year ended December 31, 2015, we recognized a $29.1 million deferred tax benefit primarily associated with the impairment of the IPR&D intangible assets recorded in the fourth quarter of 2015.

For the year ended 2014, we recognized income tax expense primarily due to recording foreign tax provisions during the first quarter of 2014 related to milestone revenue recognized under the Servier license agreement, partially offset by a deferred tax benefit recognized upon the reduction of the carrying value of the IPR&D intangible assets in the first quarter of 2014.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2016, we had cash, cash equivalents and available-for-sale securities totaling $266.2 million.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash used in operating activities	$(266,680)	$(253,066)	$(117,051)
Net cash provided by (used in) investing activities	199,299	(254,578)	(2,286)
Net cash provided by financing activities	5,176	304,480	279,476
Effect of exchange rate changes on cash and cash equivalents	(365)	(757)	(690)
Net (decrease) increase in cash and cash equivalents	$(62,570)	$(203,921)	$159,449

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities increased $13.6 million for the year ended December 31, 2016 compared to 2015 driven by an increase in payments for other accrued expenses related to the rociletinib program of non-clinical and clinical development studies, for which enrollment was completed  in 2016.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2016 includes $200.0 million in sales of available-for-sale securities compared to net purchases of $251.5 million in 2015.

Net cash used in investing activities increased $252.3 million for the year ended December 31, 2015 compared to 2014 primarily due to net purchases of available-for-sale securities.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2016 is due to $5.2 million received from employee stock option exercises and stock purchases under the employee stock purchase plan.

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

Operating Capital Requirements

On December 19, 2016, the FDA approved Rubraca tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated with advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on FDA-approved companion diagnostic for Rubraca. We expect to incur significant losses for the foreseeable future, as we commercialize Rubraca and expand our selling, general and administrative functions to support the growth in our commercial organization. Additionally, our operating plan for the next 12 months includes a significant investment in inventory to meet the projected commercial requirements for Rubraca. We receive the active pharmaceutical ingredient in Rubraca from one supplier and we experience long lead times associated with its production. Accordingly, we expect to experience a decrease in our liquidity at the beginning of a production cycle and an increase as the inventory produced is sold through.

As of December 31, 2016, we had cash, cash equivalents and available-for-sale securities totaling $266.2 million and total current liabilities of $65.6 million. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offering for general corporate purposes, including commercial planning and sales and marketing expenses associated with the launch of Rubraca in the United States and, if approved by the EMA in Europe, funding of its development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
•	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;
•	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and non-clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
•	the cost of commercialization activities, including marketing and distribution costs;
•	the cost of manufacturing any of our product candidates we successfully commercialize;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and
•	the timing, receipt and amount of sales, if any, of our product candidates.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2016 (in thousands):

	Less than 1			More Than 5
	Year	1 to 3 Years	3 to 5 Years	Years	Total
Convertible senior notes	$—	$—	$287,500	$—	$287,500
Interest on convertible senior notes	7,187	14,375	12,279	—	33,841
Operating lease commitments	1,822	3,620	3,838	600	9,880
Milestone payments (a)	—	23,000	—	—	23,000
Purchase and other commitments (b)	49,177	51,544	23,543	47,086	171,350
Total	$58,186	$92,539	$327,160	$47,686	$525,571

(a)Amount relates to a $20 million milestone payment, which we have exercised the option to defer payment by agreeing to pay $23 million within 18 months after the date of the FDA approval of Rubraca on December 19, 2016.

(b)On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for rucaparib. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in rucaparib that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the rucaparib active ingredient.  We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties.

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

On December 19, 2016, the FDA approved Rubraca tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated with advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, in which we have exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. These payments were recognized as intangible assets and will be amortized over the estimated remaining useful life of rucaparib.

Pursuant to our license agreements for the development of rucaparib, we are required to make regulatory milestone payments up to an additional $69.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments if specified annual sales targets for rucaparib are met, the majority of which relate to annual sales targets of $500.0 million and above, which, in aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib.

We are obligated to pay additional consideration to the former EOS shareholders if certain future regulatory and lucitanib-related sales milestones are achieved. The estimated fair value of these payments was recorded as contingent purchase consideration on our Consolidated Balance Sheets. The potential contingent milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to $186.0 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at December 31, 2016. The estimated fair value of the liability was zero at December 31, 2016 due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payout amounts to the former EOS shareholders. We are also obligated to pay to Advenchen 25% of any consideration, excluding royalties, received pursuant to any sublicense agreements for lucitanib, including the agreement with Servier.

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

Tax Loss Carryforwards

As of December 31, 2016, we have net operating loss (“NOL”) carryforwards of approximately $711.8 million to offset future federal income taxes. We also have research and development and orphan drug tax credit carryforwards of

$240.7 million to offset future federal income taxes. The federal net operating loss carryforwards and research and development and orphan drug tax credit carryforwards expire at various times through 2036.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. At this time, we do not believe this limitation will prevent the utilization of the federal NOL or credit carryforward prior to expiration. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change in ownership. At December 31, 2016, we recorded a 100% valuation allowance against our net deferred tax assets in the U.S. of approximately $588.8 million and a $3.6 million valuation allowance against tax assets in foreign jurisdictions, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide disclosures when certain criteria are met. The guidance is effective for annual periods beginning in 2016 and interim reporting periods starting in the first quarter of 2017. Early application is permitted. We adopted this standard effective December 31, 2016. Adoption of the standard resulted in no change to our disclosures.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 is intended to provide a more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Adoption of ASC 606 is required for annual and interim periods beginning after December 15, 2017. Upon adoption, we must elect to adopt either retrospectively to each prior reporting period presented or use the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application. We began recognizing revenue from product sales for the first time after the FDA approval of Rubraca on December 19, 2016 and have adopted a revenue recognition policy accordingly. We have not determined what adoption transition method we will use.  We are currently assessing the impact that the future adoption of ASC 606 may have on our consolidated financial statements and related disclosures by analyzing our current accounting policies and practices to identify potential differences in applying the guidance of ASC 606.

In July 2015, the FASB issued ASU No. 2015-11, which amends existing guidance for measurement of inventory.  Current inventory guidance requires an entity to measure inventory at the lower of cost or market.  Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. An entity should measure all inventory to which the amendments apply at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, to simplify financial reporting of the income tax impacts of share-based compensation arrangements.  ASU No. 2016-09 is effective for us for annual and interim periods beginning after January 1, 2017. The classification guidance under ASU No. 2016-09 requires the recognition of excess tax benefits from share-based compensation arrangements as a discrete item within income tax benefit rather than additional paid-in capital and the classification guidance requiring presentation of excess tax benefits from share-based compensation arrangements as an operating activity on the statement of cash flows, rather than as an operating activity.

The adoption of ASU No 2016-09 is expected to have no immediate impact on our financial statements and related disclosures because we do not currently recognize a tax benefit related to share-based compensation expense as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of December 31, 2016.  Further, we have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as the occur.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2016, we had cash, cash equivalents and available-for-sale securities of $266.2 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Swiss company for the production and supply of the active ingredient for rucaparib. Under the terms of this agreement, payments for the supply of the active ingredient in rucaparib as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a dedicated production train will be made in Swiss francs. Once the production facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025.

As of December 31, 2016, $171.4 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of December 31, 2016, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by approximately $16.0 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by approximately $19.0 million.

While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2016 and 2015, approximately 1% and 3%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this Item are included in Item 15 of this report and are presented beginning on page F-1.

ITEM  9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

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

As of December 31, 2016, our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2016, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2016, our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. In making its assessment, management used the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management determined that, as of December 31, 2016, we maintained effective internal control over financial reporting based on those criteria.

In addition, the effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Clovis Oncology, Inc.

We have audited Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Clovis Oncology, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Clovis Oncology, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Clovis Oncology, Inc., as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 23, 2017

ITEM  9B.OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2017 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2017 Proxy Statement, which we expect to file with the SEC no later than April 30, 2017.

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2017 Proxy Statement and is incorporated herein by reference.

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

ITEM  11.EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2017 Proxy Statement and is incorporated herein by reference.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2017 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM  15.EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are being filed as part of this report:

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

CLOVIS ONCOLOGY, INC.

	By:	/S/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
Date: February 23, 2017		President and Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ PATRICK J. MAHAFFY	President and Chief Executive Officer; Director (Principal Executive Officer)	February 23, 2017
Patrick J. Mahaffy

/S/ DANIEL W. MUEHL Daniel W. Muehl	Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 23, 2017

/S/ BRIAN G. ATWOOD Brian G. Atwood	Director	February 23, 2017

/S/ M. JAMES BARRETT M. James Barrett	Director	February 23, 2017

/S/ JAMES C. BLAIR James C. Blair	Director	February 23, 2017

/S/ KEITH FLAHERTY Keith Flaherty	Director	February 23, 2017

/S/ GINGER L. GRAHAM Ginger L. Graham	Director	February 23, 2017

/S/ PAUL KLINGENSTEIN Paul Klingenstein	Director	February 23, 2017

/S/ EDWARD J. MCKINLEY Edward J. McKinley	Director	February 23, 2017

/S/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	February 23, 2017

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Clovis Oncology, Inc.

We have audited the accompanying consolidated balance sheets of Clovis Oncology, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Clovis Oncology, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

February 23, 2017

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations

	For the Year ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Revenues:
Product revenue, net	$78	$—	$—
License and milestone revenue	—	—	13,625
Total revenues	78	—	13,625
Operating expenses:
Cost of sales - product	70	—	—
Research and development	251,129	269,251	137,705
Selling, general and administrative	40,731	30,524	21,457
Acquired in-process research and development	1,300	12,000	8,806
Impairment of intangible asset	104,517	89,557	3,409
Change in fair value of contingent purchase consideration	(24,936)	(24,611)	707
Total expenses	372,811	376,721	172,084
Operating loss	(372,733)	(376,721)	(158,459)
Other income (expense):
Interest expense	(8,491)	(8,372)	(2,604)
Foreign currency gains (losses)	(580)	2,740	3,580
Other income (expense)	633	416	(240)
Other income (expense), net	(8,438)	(5,216)	736
Loss before income taxes	(381,171)	(381,937)	(157,723)
Income tax benefit (expense)	32,034	29,076	(2,308)
Net loss	$(349,137)	$(352,861)	$(160,031)
Basic and diluted net loss per common share	$(9.07)	$(9.79)	$(4.72)
Basic and diluted weighted average common shares outstanding	38,478	36,026	33,889

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Comprehensive Loss

	For the Year ended December 31,
	2016	2015	2014
	(in thousands)
Net loss	$(349,137)	$(352,861)	$(160,031)
Other comprehensive loss
Foreign currency translation adjustments, net of tax	(357)	(22,629)	(29,144)
Net unrealized gain (loss) on available-for-sale securities, net of tax	237	(383)	—
Other comprehensive loss	(120)	(23,012)	(29,144)
Comprehensive loss	$(349,257)	$(375,873)	$(189,175)

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

	December 31,
	2016	2015
	(in thousands, except for share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$216,186	$278,756
Accounts receivable	121	—
Available-for-sale securities	49,997	249,832
Prepaid research and development expenses	6,427	3,377
Other current assets	6,679	7,736
Total current assets	279,410	539,701
Property and equipment, net	4,440	4,946
Intangible assets, net	21,047	101,500
Goodwill	57,192	59,327
Other assets	2,468	7,912
Total assets	$364,557	$713,386
LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$10,912	$11,260
Accrued research and development expenses	35,198	53,011
Other accrued expenses	19,487	11,305
Total current liabilities	65,597	75,576
Contingent purchase consideration	—	24,661
Deferred income taxes, net	—	31,133
Milestone liability	20,062	—
Convertible senior notes	281,126	279,885
Deferred rent, long-term	1,406	1,481
Total liabilities	368,191	412,736
Commitments and contingencies (Note 10)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at December 31, 2016 and December 31, 2015; 38,724,090 and 38,359,454 shares issued and outstanding at December 31, 2016 and December 31, 2015 respectively	39	38
Additional paid-in capital	1,174,950	1,129,978
Accumulated other comprehensive loss	(47,580)	(47,460)
Accumulated deficit	(1,131,043)	(781,906)
Total stockholders' (deficit) equity	(3,634)	300,650
Total liabilities and stockholders' (deficit) equity	$364,557	$713,386

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ (Deficit) Equity

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
Balance at January 1,2014	33,897,321	$34	$762,170	$4,696	$(269,014)	$497,886
Issuance of common stock under employee stock purchase plan	13,633	—	481	—	—	481
Exercise of stock options	66,233	—	921	—	—	921
Share-based compensation expense	—	—	21,517	—	—	21,517
Foreign currency translation adjustments	—	—	—	(29,144)	—	(29,144)
Net loss	—	—	—	—	(160,031)	(160,031)
Balance at December 31, 2014	33,977,187	34	785,089	(24,448)	(429,045)	331,630
Issuance of common stock, net of issuance costs of $17,741	4,054,487	4	298,505	—	—	298,509
Issuance of common stock under employee stock purchase plan	32,021	—	493	—	—	493
Exercise of stock options	295,759	—	5,534	—	—	5,534
Share-based compensation expense	—	—	40,357	—	—	40,357
Net unrealized loss on available-for-sale securities	—	—	—	(383)	—	(383)
Foreign currency translation adjustments	—	—	—	(22,629)	—	(22,629)
Net loss	—	—	—	—	(352,861)	(352,861)
Balance at December 31, 2015	38,359,454	38	1,129,978	(47,460)	(781,906)	300,650
Issuance of common stock under employee stock purchase plan	110,508	—	1,965	—	—	1,965
Exercise of stock options	247,431	1	3,268	—	—	3,269
Issuance of common stock from vesting of restricted stock units, net of shares withheld for taxes	6,697	—	(57)	—	—	(57)
Share-based compensation expense	—	—	39,796	—	—	39,796
Net unrealized gain on available-for-sale securities	—	—	—	237	—	237
Foreign currency translation adjustments	—	—	—	(357)	—	(357)
Net loss	—	—	—	—	(349,137)	(349,137)
Balance at December 31, 2016	38,724,090	$39	$1,174,950	$(47,580)	$(1,131,043)	$(3,634)

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Operating activities
Net loss	$(349,137)	$(352,861)	$(160,031)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	39,796	40,357	21,517
Depreciation and amortization	1,141	761	444
Amortization of premiums and discounts on available-for-sale securities	211	1,400	—
Amortization of debt issuance costs	1,242	1,205	368
Impairment of intangible asset	104,517	89,557	3,409
Change in fair value of contingent purchase consideration	(24,661)	(27,792)	(3,301)
Loss on disposal of equipment	105	39	67
Deferred income taxes	(31,771)	(28,874)	761
Changes in operating assets and liabilities:
Accounts receivable	(121)	—	—
Prepaid and accrued research and development expenses	(15,364)	14,122	18,112
Other operating assets	1,039	(4,380)	(910)
Accounts payable	(1,544)	8,105	(1,369)
Other accrued expenses	7,867	5,295	3,882
Net cash used in operating activities	(266,680)	(253,066)	(117,051)
Investing activities
Purchases of property and equipment	(766)	(3,035)	(2,286)
Proceeds from sale of property and equipment	65	—	—
Purchases of available-for-sale securities	—	(392,540)	—
Sales of available-for-sale securities	200,000	140,997	—
Net cash provided by (used in) investing activities	199,299	(254,578)	(2,286)
Financing activities
Proceeds from the sale of common stock, net of issuance costs	—	298,509	—
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	—	278,313
Proceeds from the exercise of stock options and employee stock purchases	5,176	5,971	1,163
Net cash provided by financing activities	5,176	304,480	279,476
Effect of exchange rate changes on cash and cash equivalents	(365)	(757)	(690)
(Decrease) increase in cash and cash equivalents	(62,570)	(203,921)	159,449
Cash and cash equivalents at beginning of period	278,756	482,677	323,228
Cash and cash equivalents at end of period	$216,186	$278,756	$482,677
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,188	$7,307	$—
Non-cash investing and financing activities:
Acquired in-process research and development - milestone not paid as of period end	$21,100	$—	$—

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

During the second quarter of 2016, we completed the submission of our NDA with the FDA for potential accelerated approval of rucaparib in the U.S. The FDA granted the rucaparib NDA priority review status with a Prescription Drug User Fee Act action date of February 23, 2017. On December 19, 2016, the FDA approved Rubraca (rucaparib) tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated with advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on FDA-approved companion diagnostic for Rubraca. We submitted our first E.U. regulatory application in the fourth quarter of 2016, which was accepted during the fourth quarter of 2016.

Liquidity

We have incurred significant net losses since inception and have relied on our ability to fund our operations through debt and equity financings. We expect operating losses and negative cash flows to continue for the foreseeable future. As we continue to incur losses, transition to profitability is dependent upon achieving a level of revenue from Rubraca adequate to support our cost structure. We may never achieve profitability, and unless and until it does, we will continue to need to raise additional cash.

In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offering for general corporate purposes, including commercial planning and sales and marketing expenses associated with the launch of Rubraca in the United States and, if approved by the EMA in Europe, funding of its development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on our current estimates, we believe that our cash, cash equivalents and available-for-sale securities will allow us to fund activities through the next 12 months, although there can be no assurance that this can, in fact, be accomplished.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications had no effect on our previously reported results of operations, financial position or cash flows.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and revenue and related disclosures. On an ongoing basis, we evaluate our estimates, including estimates related to revenue, contingent purchase consideration, intangible asset impairment, clinical trial accruals and share-based compensation expense. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Revenue Recognition

We are currently approved to sell Rubraca in the United States market.  We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently resell our products to patients and health care providers.  Separately, we have arrangements with certain payors and other third-parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts and other deductions as well as estimated product returns. Estimating rebates, chargebacks, discounts, product returns and other deductions requires significant judgments about future events and uncertainties, and requires us to rely heavily on assumptions, as well as historical experience. We only recognize revenue on product sales once the product is resold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, therefore reducing the significance of estimates made for product returns.

For the year ended December 31, 2016, we recognized $0.1 million of product revenue. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, manufacturing of Rubraca units recognized as revenue during the year ended December 31, 2016 were expensed prior to the December 19, 2016 U.S. Food and Drug Administration (“FDA”) approval, and therefore are not included in cost of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories.

Revenue is recognized from license milestone payments when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable and, collectability is reasonably assured. We exercise judgment in determining that collectability is reasonably assured or that services have been delivered in accordance with the arrangement. We assess whether the fee is fixed or determinable based on the payment terms associated with the transaction and whether the sales price is subject to refund or adjustment. We assess collectability based primarily on the customer's payment history and creditworthiness of the customer. Payments that are contingent upon the achievement of a substantive milestone will be recognized in the period in which the milestone is achieved.

Fair Value of Financial Instruments

Cash, cash equivalents, available-for-sale securities and contingent purchase consideration are carried at fair value. Financial instruments, including other current assets and accounts payable, are carried at cost, which approximates fair value given their short-term nature (see Note 4, Fair Value Measurements).

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

Marketable securities are considered to be available-for-sale securities and consist of U.S. treasury securities. Available-for-sale securities are reported at fair value on the Consolidated Balance Sheets and unrealized gains and losses are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense)

on the Consolidated Statements of Operations. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments with maturities beyond one year are classified as short-term based on our intent to fund current operations with these securities or to make them available for current operations.

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

Long-Lived Assets

We review long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. Recoverability is measured by comparison of the assets’ book value to future net undiscounted cash flows that the assets are expected to generate. If the carrying value of the assets exceed their future net undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying value of the assets exceeds the fair value of the assets.

Intangible Assets, Net

Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life.  If our estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of sales on the Consolidated Statements of Operations.

Intangible acquired in-process research and development (“IPR&D”) assets were established as part of the acquisition of Ethical Oncology Science, S.p.A. (“EOS”) in November 2013 and were not amortized.

Intangible assets are evaluated for impairment at least annually in the fourth quarter or more frequently if impairment indicators exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the decision to discontinue the development of a drug, the receipt of additional clinical or nonclinical data regarding our drug candidate or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. In connection with any impairment assessment, the fair value of the intangible assets as of the date of assessment is compared to the carrying value of the intangible asset. Impairment losses are recognized if the carrying value of an intangible asset is both not recoverable and exceeds its fair value. During the second quarter of 2016, we recorded a $104.5 million impairment charge to the IPR&D intangible assets, reducing the remaining carrying value to zero (see Note 6, Intangible Assets and Goodwill). Previously, the Company recorded an $89.6 million impairment charge to the IPR&D intangible assets during the fourth quarter of 2015.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the acquisition method of accounting and is not amortized, but is subject to impairment testing at least annually in the fourth quarter or when a triggering event is identified that could indicate a potential impairment. We are organized as a single reporting unit and perform impairment testing by comparing the carrying value of the reporting unit to the fair value of the Company. Goodwill was recorded as a result of the EOS acquisition.

Other Current Assets

Other current assets are comprised of the following (in thousands):

	December 31,
	2016	2015
Receivable from partners	$2,882	$3,241
Prepaid insurance	1,234	1,231
Receivable from landlord	—	1,153
Prepaid expenses - other	2,109	1,023
Receivable - other	364	889
Other	90	199
Total	$6,679	$7,736

Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	December 31,
	2016	2015
Accrued personnel costs	$15,850	$8,250
Accrued interest payable	2,096	2,096
Accrued expenses - other	1,541	959
Total	$19,487	$11,305	`

Valuation of Contingent Consideration Resulting from a Business Combination

Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value to change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations. Changes in fair value are primarily attributed to new information about the IPR&D assets, including changes in timeline and likelihood of success, and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time. During the fourth quarter of 2015, we recorded a $26.9 million reduction in the fair value of the contingent purchase consideration liability due to a change in the estimated probability-weighted future discounted milestone payments, as well as the timing of such payments, for the lucitanib program.  Then, during the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2016, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets remained at zero due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payouts.

Research and Development Expense

Research and development costs are charged to expense as incurred and include, but are not limited to, salary and benefits, share-based compensation, clinical trial activities, drug development and manufacturing, companion diagnostic development and third-party service fees, including contract research organizations and investigative sites. During 2015, we completed the hiring of our U.S. sales and marketing and medical affairs organizations in preparation for the potential commercial launch of Rubraca. These costs were also included in research and development expense before the FDA approval of Rubraca.

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

Acquired In-Process Research and Development Expense

We have acquired and expect to continue to acquire the rights to develop and commercialize new drug candidates. The upfront payments to acquire a new drug compound, as well as subsequent milestone payments, are immediately expensed as acquired in-process research and development provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use.  Once regulatory approval is received, payments to acquire rights, and the related milestone payments, are capitalized and the amortization of such assets recorded to product cost of sales.

Share-Based Compensation Expense

Share-based compensation is recognized as expense for all share-based awards made to employees and directors and is based on estimated fair values. We determine equity-based compensation at the grant date using the Black-Scholes option pricing model. The value of the award that is ultimately expected to vest is recognized as expense on a straight-line basis over the requisite service period. Any changes to the estimated forfeiture rates are accounted for prospectively.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. Prior to the regulatory approval of Rubraca, we incurred expenses for the manufacture of drug that could potentially be available to support the commercial launch of Rubraca. Until the first reporting period when regulatory approval has been received, we record all such costs as research and development expense. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and/or inventory in excess of expected sales requirements as cost of product revenues. Expired inventory would be disposed of and the related costs would be written off as cost of product revenues.

The active pharmaceutical ingredient in Rubraca is currently produced by a single supplier.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash, cash equivalents and available-for-sale securities. We maintain our cash and cash equivalent balances in the form of money market accounts with financial institutions that we believe are creditworthy. Available-for-sale securities are invested in accordance with our investment policy. The investment policy includes guidelines on the quality of the institutions and financial instruments and defines allowable investments that we believe minimizes the exposure to concentration of credit risk. We have no financial instruments with off-balance sheet risk of accounting loss.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the reported periods. The resulting translation adjustments are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to foreign currency gains (losses) on the Consolidated Statements of Operations. As of December 31, 2016 and 2015, approximately 1% and 3%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Tax benefits are recognized when it is more likely than not that a tax position will be sustained during an audit. Deferred tax assets are reduced by a valuation allowance if current evidence indicates that it is considered more likely than not that these benefits will not be realized.

Recently Adopted Accounting Standards

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern,” which requires management to evaluate whether there are conditions or events that raise substantial doubt about an entity’s ability to continue as a going concern and to provide disclosures when certain criteria are met. The guidance is effective for annual periods beginning in 2016 and interim reporting periods starting in the first quarter of 2017. Early application is permitted. We adopted this standard effective December 31, 2016. Adoption of the standard resulted in no material change to our disclosures.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 is intended to provide a more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Adoption of ASC 606 is required for annual and interim periods beginning after December 15, 2017. Upon adoption, we must elect to adopt either retrospectively to each prior reporting period presented or use the cumulative effect transition method with the cumulative effect of initial adoption recognized at the date of initial application. We began recognizing revenue from product sales for the first time after the FDA approval of Rubraca on December 16, 2016 and have adopted a revenue recognition policy accordingly. We have not determined what adoption transition method we will use upon the adoption of ASC 606. We are currently assessing the impact that the future adoption of ASC 606 may have on our consolidated financial statements and related disclosures by analyzing our current accounting policies and practices to identify potential differences in applying the guidance of ASC 606.

In July 2015, the FASB issued ASU No. 2015-11, which amends existing guidance for measurement of inventory.  Current inventory guidance requires an entity to measure inventory at the lower of cost or market.  Market could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. An entity should measure all inventory to which the amendments apply at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The amendments are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017.  The amendments should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.  We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, to simplify financial reporting of the income tax impacts of share-based compensation arrangements.  ASU No. 2016-09 is effective for us for annual and interim periods beginning after January 1, 2017. The classification guidance under ASU No. 2016-09 requires the recognition of excess tax benefits from share-based compensation arrangements as a discrete item within income tax benefit rather than additional paid-in capital and the classification guidance requiring presentation of excess tax benefits from share-based compensation arrangements as an operating activity on the statement of cash flows, rather than as an financing activity.

The adoption of ASU No 2016-09 is expected to have no immediate impact on our financial statements and related disclosures because we do not currently recognize a tax benefit related to share-based compensation expense as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of December 31, 2016.  Further, we have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Laboratory, manufacturing and office equipment	$2,555	$2,556
Leasehold improvements	2,276	1,861
Furniture and fixtures	1,411	1,487
Computer hardware and software	855	833
Total property and equipment	7,097	6,737
Less: accumulated depreciation	(2,657)	(1,791)
Total property and equipment, net	$4,440	$4,946

Depreciation expense related to property and equipment was approximately $1.1 million, $0.8 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

Level 3:

Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets. The contingent purchase consideration related to the undeveloped lucitanib product rights acquired with the purchase of EOS in November 2013 is a Level 3 liability. The fair value of this liability is based on unobservable inputs and includes valuations for which there is little, if any, market activity. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer, reducing the remaining fair value to zero. The fair value and carrying value remained at zero as of December 31, 2016.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2016
Assets:
Money market	$202,361	$202,361	$—	$—
U.S. treasury securities	49,997	—	49,997	—
Total assets at fair value	$252,358	$202,361	$49,997	$—
Liabilities:
Contingent purchase consideration	$—	$—	$—	$—
Total liabilities at fair value	$—	$—	$—	$—
December 31, 2015
Assets:
Money market	$251,037	$251,037	$—	$—
U.S. treasury securities	249,832	—	249,832	—
Total assets at fair value	$500,869	$251,037	$249,832	$—
Liabilities:
Contingent purchase consideration	$24,661	$—	$—	$24,661
Total liabilities at fair value	$24,661	$—	$—	$24,661

There were no liabilities that were measured at fair value on a recurring basis as of December 31, 2016. There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the year ended December 31, 2016.

The following table rolls forward the fair value of Level 3 instruments (significant unobservable inputs) (in thousands):

For the Year Ended
December 31,
2016
Liabilities:
Balance at beginning of period	$24,661
Change in fair value	(24,936)
Change in foreign currency gains and losses	275
Balance at end of period	$—

The change in the fair value of Level 3 instruments is included in change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations.

Financial instruments not recorded at fair value include our convertible senior notes. At December 31, 2016, the carrying amount of the convertible senior notes was $281.1 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $297.6 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 7, Convertible Senior Notes for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

5. Available-for-Sale Securities

As of December 31, 2016, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$50,004	$—	$(7)	$49,997

As of December 31, 2016, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$49,997	$(7)

Our investments have been in an unrealized loss position for one month. Based upon our evaluation of all relevant factors, we believe that the decline in fair value of securities held at December 31, 2016 below cost is temporary, and we intend to retain our investment in these securities for a sufficient period of time to allow for recovery of the fair value.

As of December 31, 2016, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$50,004	$49,997
Due in one year to two years	—	—
Total	$50,004	$49,997

6. Intangible Assets and Goodwill

At December 31, 2016, intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

December 31,
2016
Intangible asset - milestones	$21,100
Accumulated amortization	(53)
Total intangible asset, net	$21,047

The estimated useful lives of these intangibles assets extended through 2031. There were no intangible assets related to capitalized milestones under license agreement as of December 31, 2015.

We recorded an amortization expense of $0.053 million related to capitalized milestone payments during the year ended December 31, 2016. There was no amortization expense during the year ended December 31, 2015.  Estimated future amortization expense for intangible assets as of December 31, 2016 is as follows (in thousands):

2017	$1,486
2018	1,486
2019	1,486
2020	1,486
2021	1,486
Thereafter	13,617
$21,047

IPR&D assets and goodwill were established as part of the purchase accounting of EOS in November 2013, and consisted of the following (in thousands):

	December 31,
	2016	2015
IPR&D assets:
Balance at beginning of period	$101,500	$212,900
Impairment of intangible asset (a)	(104,517)	(89,557)
Change in foreign currency gains and losses	3,017	(21,843)
Balance at end of period	$—	$101,500

Goodwill:
Balance at beginning of period	$59,327	$66,055
Change in foreign currency gains and losses	(2,135)	(6,728)
Balance at end of period	$57,192	$59,327

(a)

During the second quarter of 2016, we recorded a $104.5 million impairment charge due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2016, the IPR&D intangible asset recorded on the Consolidated Balance Sheets was zero.

During the fourth quarter of 2015, we recorded an $89.6 million impairment charge due to our and our development partner’s decision to terminate the development of lucitanib for lung cancer, as well as updates to the probability-weighted discounted cash flow assumptions for the breast cancer indication.

These reductions were included in impairment of intangible asset on the Consolidated Statements of Operations.

As of December 31, 2016, no impairment to the carrying value of the goodwill was identified.

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

In connection with the issuance of the Notes, we incurred $9.2 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. We determined the expected life of the debt was equal to the seven-year term of the Notes. As of December 31, 2016 and 2015, the balance of unamortized debt issuance costs was $6.4 million and $7.6 million, respectively, and is recorded as a reduction to the convertible senior notes at the Consolidated Balance Sheets.

The following table sets forth total interest expense recognized related to the Notes during the years ended December 31, 2016 and 2015 (in thousands):

	Year ended December 31,
	2016	2015
Contractual interest expense	$7,187	$7,167
Accretion of interest on milestone liability	62	—
Amortization of debt issuance costs	1,242	1,205
Total interest expense	$8,491	$8,372

8. Stockholders’ Equity

Common Stock

In July 2015, we sold 4,054,487 shares of our common stock in a public offering at $78.00 per share. The net proceeds from the offering were $298.5 million, after deducting underwriting discounts and commissions and offering expenses.

In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses.

The holders of common stock are entitled to one vote per share on all matters to be voted upon by our stockholders. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency, and unrealized gains and losses on available-for-sale securities.

The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

			Total
	Foreign		Accumulated
	Currency		Other
	Translation	Unrealized	Comprehensive
	Adjustments	(Losses) Gains	Loss
Balance December 31, 2014	$(24,448)	$—	$(24,448)
Other comprehensive income (loss)	(22,629)	(383)	(23,012)
Total before tax	(47,077)	(383)	(47,460)
Tax effect	—	—	—
Balance December 31, 2015	(47,077)	(383)	(47,460)
Other comprehensive income (loss)	(1,693)	224	(1,469)
Total before tax	(48,770)	(159)	(48,929)
Tax effect	1,336	13	1,349
Balance December 31, 2016	$(47,434)	$(146)	$(47,580)

The other comprehensive income (loss) related to foreign currency translation adjustments for the years ended December 31, 2016 and 2015 was primarily due to the currency translation of the IPR&D intangible assets, goodwill and deferred income taxes (see Note 6, Intangible Assets and Goodwill). There were no reclassifications out of accumulated other comprehensive loss in the both years ended December 31, 2016 and 2015.

9. Share-Based Compensation

Stock Options

In August 2011, our Board of Directors approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of our initial public offering in November 2011. The 2011 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to our employees, directors and consultants. Common shares authorized for issuance under the 2011 Plan were 7,799,048 at December 31, 2016, which represents the initial reserve of 1,250,000 shares of common stock plus 192,185 shares of common stock remaining for future grant from the 2009 Equity Incentive Plan (the “2009 Plan”), which was terminated upon the closing of our initial public offering in November 2011, and 6,356,863 new shares authorized by the Board of Directors at the annual meetings of stockholders. Future forfeitures and cancellations of options previously granted under the 2009 Plan were transferred to and also available for grant under the 2011 Plan. Stock options granted vest ratably over either a one-year period or three-year period for Board of Director grants. Employee stock options generally vest over a four-year period with 25% of the options cliff-vesting after year one and the remaining options vesting ratably over each subsequent month. All stock options expire 10 years from the date of grant.

Share-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively, was recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Year ended December 31,
	2016	2015	2014
Research and development	$27,558	$27,321	$11,474
Selling, general and administrative	12,238	13,036	10,043
Total share-based compensation expense	$39,796	$40,357	$21,517

We did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively, as we maintain net operating loss carryforwards and has established a valuation allowance against the entire net deferred tax asset as of December 31, 2016.

The following table summarizes the activity relating to our options to purchase common stock:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2015	5,360,257	$51.53
Granted	1,955,637	22.57
Exercised	(247,431)	13.21
Forfeited	(1,547,981)	55.07
Outstanding at December 31, 2016 (a)	5,520,482	$42.00	7.5	$78,532
Vested and expected to vest at December 31, 2016	5,176,887	$42.29	7.4	$73,170
Vested and exercisable at December 31, 2016	2,836,714	$43.54	6.1	$39,580

(a)

Includes 33,750 performance-based stock options granted to our executives in the first quarter of 2015, which vested on approval by the FDA in December 19, 2016 to commercially distribute, sell or market Rubraca. Related stock compensation expense was recognized on that date.

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $44.42 as of December 31, 2016, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the years ended December 31, 2016, 2015 and 2014:

	Year ended December 31,
	2016	2015	2014
Weighted-average grant date fair value per share	$16.62	$52.70	$38.47
Intrinsic value of options exercised	$3,118,097	$19,976,769	$2,906,304
Cash received from stock option exercises	$3,267,721	$5,478,211	$682,678

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2016	2015	2014
Dividend yield	—	—	—
Volatility (a)	93%	72%	70%
Risk-free interest rate (b)	1.77%	1.77%	1.92%
Expected term (years) (c)	5.8	6.1	6.2

(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using our historical data.

The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $40.8 million, $36.5 million and $13.0 million, respectively.

Restricted Stock

During 2016, we issued restricted stock units (“RSUs”) to certain employees under the 2011 Stock Incentive Plan. The RSUs ratably cliff vest after year one with the remaining RSUs vesting ratably each subsequent quarter over either the two-year or four-year vesting period of the grant. Vested RSUs are payable in shares of our common stock at the end of the vesting period. RSUs are measured based on the fair value of the underlying stock on the grant date. Shares issued on the vesting dates are net of the minimum statutory tax to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be lower than the actual number of RSUs vested.

The following table summarizes the activity related to our unvested RSUs:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2015	—	$—
Granted	610,805	24.29
Vested (a)	(10,375)	19.37
Forfeited	(37,972)	19.56
Unvested as of December 31, 2016	562,458	$24.70
Expected to vest after December 31, 2016	472,242	$24.50

(a)	During 2016, we accelerated vesting of RSUs for certain employees.

Common Stock Reserved for Issuance

As of December 31, 2016, we reserved shares of common stock for future issuance as follows:

		Available for
		Grant	Total Shares of
	Common Stock	or Future	Common Stock
	Outstanding	Issuance	Reserved
2009 Equity Incentive Plan	361,018	—	361,018
2011 Stock Incentive Plan	5,721,922	1,740,629	7,462,551
2011 Employee Stock Purchase Plan	—	265,723	265,723
Total	6,082,940	2,006,352	8,089,292

Employee Stock Purchase Plan

In August 2011, our Board of Directors approved the Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan (the “Purchase Plan”). Each year, on the date of our annual meeting of stockholders and at the discretion of our board of directors, the amount of shares reserved for issuance under the Purchase Plan may be increased by up to the lesser of (1) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock, (2) 344,828 shares of our common stock and (3) a lesser number of shares as approved by the Board. The Purchase Plan provides for consecutive six-month offering periods, during which participating employees may elect to have up to 10% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock is 85% of the lower of the fair value of a share of common stock on the first trading date of each offering period or the fair value of a share of common stock on the last trading day of the offering period. The Purchase Plan will terminate on August 24, 2021, the tenth anniversary of the date of initial adoption of the Purchase Plan. We sold 110,508 and 32,021 shares to employees in 2016 and 2015, respectively. There were 265,723 shares available for sale under the Purchase Plan as of December 31, 2016. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2016 and 2015 was $11.70 and $26.80 per share, respectively. The total share-based compensation expense recorded as a result of the Purchase Plan was approximately $0.8 million, $0.9 million and $0.2 million during the years ended December 31, 2016, 2015 and 2014, respectively.

The fair value of purchase awards granted to our employees during the years ended December 31, 2016, 2015 and 2014, respectively, was estimated using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2016	2015	2014
Dividend yield	—	—	—
Volatility (a)	92%	71%	71%
Risk-free interest rate (b)	0.40%	0.11%	0.07%
Expected term (years) (c)	0.5	0.5	0.5

(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the U.S. Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right.
(c)	Expected term: The expected life of the award represents the six-month offering period for the Purchase Plan.

  Unrecognized share-based compensation expense related to non-vested options and RSUs, adjusted for expected forfeitures, was $86.8 million as of December 31, 2016. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.1 years.

10. Commitments and Contingencies

We lease office space in Boulder, Colorado, San Francisco, California, Cambridge, UK and Milan, Italy under non-cancelable operating lease agreements that expire through 2023.

The lease agreements contain periodic rent increases that result in the recording deferred rent over the terms of certain leases. In June 2015, we entered into a seven-year lease agreement for new office space in Boulder, Colorado. Pursuant to the terms of the lease, the landlord reimbursed us for $1.1 million of leasehold improvement expenditures (the “Tenant Improvement Allowance”). In December 2015, upon completion of construction, we recorded the Tenant Improvement Allowance as deferred rent, which is being amortized as a reduction to rental expense over the lease term.

Rental expense under these leases was $2.2 million, $2.4 million and $1.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum rental commitments, by fiscal year and in the aggregate, for our operating leases are provided below (in thousands):

December 31,
2016
2017	$1,822
2018	1,783
2019	1,837
2020	1,891
2021	1,947
Thereafter	600
Total future minimum lease payments	$9,880

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for rucaparib. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in rucaparib that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the rucaparib active ingredient.  We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of December 31, 2016, $171.4 million of purchase commitments exist under the Agreement.

We have an existing agreement with the same third-party supplier, dated February 8, 2013, as amended, under which the third-party supplier supplied the active ingredient for rucaparib for clinical development. During the years ended December 31, 2016, 2015 and 2014, $9.7 million, $6.0 million and $3.3 million, respectively, of purchases were performed under this agreement.

Legal Proceedings

We and certain of our officers were named as defendants in several lawsuits, as described below. We cannot reasonably predict the outcome of these legal proceedings, nor can we estimate the amount of loss or range of loss, if any, that may result. An adverse outcome in these proceedings could have a material adverse effect on our results of operations, cash flows or financial condition.

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

On February 9, 2017, Judge Raymond P. Moore of the District of Colorado issued an Opinion and Order granting in part and denying in part the Clovis Defendants’ Motion to Dismiss. The Clovis Defendants’ Motion to Dismiss was granted with prejudice with respect to named defendant Gillian Ivers-Read and granted with respect to certain statements determined by the Court to be nonactionable statements of opinion or optimism. The Clovis Defendants’ Motion to Dismiss was otherwise denied. Next, the Court granted in part and denied in part the Underwriter Defendants’ Motion to Dismiss. The Underwriter Defendants’ Motion to Dismiss was granted without prejudice with respect to Plaintiffs’ claim under Section 12(a) of the Securities Act and granted insofar as the Court determined that certain statements challenged under Section 11 of the Securities Act are nonactionable statements of opinion or optimism. The Opinion and Order provided that Plaintiffs shall have until February 23, 2017 to file an amended pleading directed solely as to their Section 12(a) claim against the Underwriter Defendants. The Underwriters Defendants’ Motion to dismiss was otherwise denied.  Finally, the court granted the Venture Capital Defendants’ Motion to Dismiss with prejudice.

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

On November 10, 2016, Antipodean Domestic Partners (“Antipodean”) filed a complaint (the “Antipodean Complaint”) against Clovis and certain of its officers, directors and underwriters in New York Supreme Court, County of New York. The Antipodean Complaint alleges that the defendants violated certain sections of the Securities Act by making allegedly false statements to Antipodean and in the Offering Materials for the Secondary Offering relating to the efficacy of rociletinib, its safety profile, and its prospects for market success. In addition to the Securities Act claims, the Antipodean Complaint also asserts Colorado state law claims, and common law claims. Both the state law and common law claims are based on the allegedly false and misleading statements regarding rociletinib’s progress toward FDA approval. The Antipodean Complaint seeks compensatory, recessionary, and punitive damages.

On December 15, 2016, the Antipodean Plaintiffs filed an amended complaint (“the Amended Complaint”) asserting substantially the same claims against the same defendants. The Amended Complaint purports to correct certain details in the original Complaint.

On January 21, 2017, the parties entered into a stipulation extending the defendants’ time to respond to the Antipodean Amended Complaint until March 29, 2017, subject to the terms and conditions stated therein. Pursuant to the January 21, 2017 stipulation, the defendants filed a motion to stay the Antipodean action pending resolution of the Medina, Kimbro, Moran, and Rocco actions in the District of Colorado (“Motion to Stay”) on January 31, 2017.  The Motion to Stay has a scheduled return date of March 24, 2017.

The Company intends to vigorously defend against the allegations contained in the Antipodean Amended Complaint, but there can be no assurance that the defense will be successful.

We received a letter dated May 31, 2016 from an alleged owner of our common stock, which purports to set forth a demand for inspection of certain of our books and records pursuant to 8 Del. C. § 220 (the “Macalinao Demand Letter”). The Macalinao Demand Letter was purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. On June 24, 2016, we submitted a response to the Macalinao Demand Letter. We believe that the allegations in the Macalinao Demand Letter are unfounded and that the Macalinao Demand Letter fails to establish an entitlement to any of the requested documents, but there can be no assurance about the likelihood of an adverse outcome. In January 2017, the Company produced certain books and records in response to the Macalinao Demand Letter.

We received a letter dated December 15, 2016 from a second alleged owner of our common stock, which purports to set forth a demand for inspection of the Company’s books and records pursuant to 8 Del. C. § 220 (the “McKenry Demand Letter”). The McKenry Demand Letter was purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. In addition, citing unnamed sources, the McKenry Demand Letter alleges that the Company engaged in patient eligibility, record management and verification, and informed consent violations in connection with the TIGER-X study at multiple testing sites, and that the FDA is purportedly investigating the Company’s conduct. On January 4, 2017, we submitted a response to the McKenry Demand Letter. The Company believes that the allegations in the McKenry Demand Letter are unfounded and that the McKenry Demand Letter fails to establish an entitlement to any of the requested documents, but there can be no assurance about the likelihood of an adverse outcome. In February 2017, the Company produced certain books and records in response to the McKenry Demand Letter.

We have received requests for information from governmental agencies relating to our regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. We are cooperating with the inquiries.

11. License Agreements

Rucaparib

In June 2011, we entered into a worldwide license agreement with Pfizer Inc. to obtain exclusive global rights to develop and commercialize rucaparib. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer. In April 2014, we initiated a pivotal registration study for rucaparib, which resulted in a $0.4 million milestone payment to Pfizer as required by the license agreement. In September 2016, we made milestone payment of $0.5 million to Pfizer upon acceptance of the NDA for rucaparib by the FDA. The MAA submission with the EMA for a comparable ovarian cancer indication was accepted by the MAA during the fourth quarter of 2016, which resulted in a $0.5 million milestone payment to Pfizer as required by the license agreement. These payments were recognized as acquired in-process research and development expense.

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

On December 19, 2016, the FDA approved Rubraca tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated with advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we have exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. These payments were recognized as intangible assets and amortized over the estimated remaining useful life of rucaparib.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib and we are responsible for all remaining development and commercialization costs for rucaparib. We are required to make regulatory milestone payments to Pfizer of up to an additional $69.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for rucaparib are met, the majority of which relate to annual sales targets of $500.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib.

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

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents. Pursuant to the terms of the license agreement, we made an upfront payment of $0.25 million upon execution of the agreement. During the second quarter of 2016, we made a milestone payment of $0.3 million to AstraZeneca upon the NDA submission for rucaparib. These payments were recognized as acquired in-process research and development expense. The FDA approval of rucaparib on December 19, 2016 resulted in a $0.35 million milestone payment to AstraZeneca as required by the license agreement. This payment was recognized in intangible assets and amortized over the estimated remaining useful life of rucaparib. AstraZeneca will also receive royalties on any net sales of rucaparib.

Lucitanib

In connection with our acquisition of EOS in November 2013, we gained rights to develop and commercialize lucitanib, an oral, selective tyrosine kinase inhibitor. As further described below, EOS licensed the worldwide rights, excluding China, to develop and commercialize lucitanib from Advenchen Laboratories LLC (“Advenchen”). Subsequently, rights to develop and commercialize lucitanib in markets outside the U.S. and Japan were sublicensed by EOS to Servier in exchange for upfront milestone fees, royalties on sales of lucitanib in the sublicensed territories and research and development funding commitments.

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

In September 2012, EOS entered into a collaboration and license agreement with Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In exchange for these rights, EOS received an upfront payment of €45.0 million. We are entitled to receive additional payments upon achievement of specified development, regulatory and commercial milestones up to €100.0 million in the aggregate, €10.0 million of which was received in the first quarter of 2014. In addition, we are entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, which, in the aggregate, could total €250.0 million. We are also entitled to receive royalties at percentage rates ranging from low to mid-teens on sales of lucitanib by Servier.

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

We and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for all of the global development costs for lucitanib up to €80.0 million. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between us and Servier. During the second quarter of 2016, we and Servier agreed to discontinue the development of lucitanib for breast cancer and lung cancer and are continuing to evaluate what, if any, further development of lucitanib will be pursued. Based on current estimates, we expect to complete the committed on-going development activities in 2017 and expect full reimbursement of our development costs from Servier. Reimbursements are recorded as a reduction to research and development expense on the Consolidated Statements of Operations.

We recorded a $1.3 million and $3.2 million receivable at December 31, 2016 and 2015, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. During the years ending December 31, 2016, 2015 and 2014, we incurred $7.7 million, $13.7 million and $9.5 million, respectively, in research and development costs and recorded reductions in research and development expense of $9.0 million, $11.8 million and $10.0 million, respectively, for reimbursable development costs due from Servier.

Rociletinib

In May 2010, we entered into an exclusive worldwide license agreement with Celgene to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor (“EGFR”) gene product. Rociletinib was identified as the lead inhibitor candidate under the license agreement. We are responsible for all non-clinical, clinical, regulatory and other activities necessary to develop and commercialize rociletinib.

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

We are obligated to pay royalties at percentage rates ranging from mid-single digits to low teens based on the volume of annual net sales achieved. We are required to pay up to an additional aggregate of $98.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved, the majority of which relate to annual sales targets of $500.0 million and above.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year ended December 31,
	2016	2015	2014
Common shares under option	3,398	2,031	2,973
Convertible senior notes	4,646	4,646	4,646
Total potential dilutive shares	8,044	6,677	7,619

13. Income Taxes

The geographical components of income (loss) before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2016	2015	2014
Domestic	$(277,776)	$(290,342)	$(165,220)
Foreign	(103,395)	(91,595)	7,497
Total loss before income taxes	$(381,171)	$(381,937)	$(157,723)

The income tax provision consists of the following current and deferred foreign tax expenses (in thousands). No significant U.S. tax expense was recognized in the periods presented.

	Year ended December 31,
	2016	2015	2014
Foreign:
Current expense	$64	$—	$1,547
Deferred (benefit) expense	(32,098)	(29,076)	761
Total income tax (benefit) expense	$(32,034)	$(29,076)	$2,308

A reconciliation of the U.S. statutory income tax rate to our effective tax rate is as follows:

	Year ended December 31,
	2016	2015	2014
Federal income tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(3.6)	(3.0)	(3.5)
Tax credits	(10.8)	(13.6)	(20.5)
Change in tax status of foreign subsidiary	—	—	(13.5)
Limitation on future foreign tax credits	(5.9)	(5.0)	—
Change in uncertain tax positions	4.2	—	—
Other	2.3	0.4	1.0
Change in valuation allowance	39.4	47.6	72.0
Effective income tax rate	(8.4)%	(7.6)%	1.5%

The components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforward	$275,898	$189,663
Tax credit carryforwards	217,948	179,865
Intangible assets	42,745	26,766
Deductible foreign taxes	—	10,836
Share-based compensation expense	31,390	23,844
Foreign currency translation	10,510	17,471
Product acquisition costs	9,764	10,470
Accrued liabilities and other	5,384	4,147
Total deferred tax assets	593,639	463,062
Valuation allowance	(592,423)	(449,080)
Deferred tax assets, net of valuation allowance	1,216	13,982
Deferred tax liabilities:
Intangible assets	—	(31,871)
Contingent purchase consideration	—	(11,142)
Prepaid expenses and other	(1,216)	(2,102)
Total deferred tax liabilities	(1,216)	(45,115)
Net deferred tax liability	$—	$(31,133)

The realization of deferred tax assets is dependent upon a number of factors including future earnings, the timing and amount of which is uncertain. A valuation allowance was established for the net deferred tax asset balance due to management’s belief that the realization of these assets is not likely to occur in the foreseeable future. We recorded an increase to the valuation allowance of $143.3 million and $190.1 million during the years ended December 31, 2016 and 2015, respectively, primarily due to an increase in net operating loss and tax credit carryforwards.

In addition, the Company recognizes tax benefits if it is more likely than not to be sustained under audit by the relevant taxing authority based on technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained during audit. If the threshold is met, the tax benefit is measured and recognized at the largest amount above the greater than 50% likelihood threshold at time of settlement. The balance of unrecognized tax benefits at December 31, 2016 of $24.1 million, if recognized, would not impact the Company’s effective tax rate as long as they remain subject to a full valuation allowance. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

Year ended December 31,
2016
Balance at beginning of year	$—
Additions related to prior periods tax positions	17,844
Additions related to current period tax positions	6,231
Settlements with tax authorities	—
Expiration of statute of limitations	—
Balance at end of year	$24,075

There were no unrecognized tax benefits due to uncertain tax positions in 2015.

As of December 31, 2016, we had approximately $711.8 million, $1.0 billion and $1.9 million of U.S. federal, state and foreign net operating loss carryforwards, respectively. The U.S. net operating losses will expire from 2029 to 2036 if not utilized. Included in the U.S. net operating loss was approximately $18.2 million of stock compensation expense, the benefit of which, if realized, will be an increase to additional paid-in-capital and a reduction to taxes payable. In addition, we have research and development and orphan drug tax credit carryforwards of $240.7 million that will expire from 2029 through 2036 if not utilized.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses (“NOL”) and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. At this time, we do not believe this limitation will prevent the utilization of the federal NOL or credit carryforward prior to expiration. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change. Our federal and state income taxes for the period from inception to December 31, 2016 remain open to an audit. Our foreign subsidiaries are also subject to tax audits by tax authorities in the jurisdictions where they operate for the periods from December 31, 2010 to December 31, 2016.

In December 2014, we converted a non-U.S. entity into a U.S. entity for U.S. income tax purposes. As a result of this election, the subsidiary was treated as a flow through entity for U.S. federal tax purposes. The election generated deferred tax assets, calculated as the difference between the subsidiary’s tax basis and the underlying financial statement basis of the assets.

We may be assessed interest and penalties related to the settlement of tax positions and such amounts will be recognized within income tax expense when assessed. To date, no interest and penalties have been recognized by us.

14. Employee Benefit Plans

We maintain a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for our U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. We matched contributions up to 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was approximately $1.6 million, $0.8 million and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our international employees participate in retirement plans or postretirement life insurance plans governed by the local laws in effect for the country in which they reside. We made contributions to the retirement plans or postretirement life insurance plans of international employees of approximately $0.2 million, $0.2 million and $0.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

15. Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2016 and 2015 were as follows (in thousands):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2016	2016 (1)	2016	2016	2015	2015	2015	2015 (1)
Revenues:	`
Product revenue, net	$—	$—	$—	$78	$—	$—	$—	$—
License and milestone revenue	—	—	—	—	—	—	—	—
Total revenue	—	—	—	78	—	—	—	—
Expenses:
Cost of sales - product	—	—	—	70	—	—	—	—
Research and development	74,608	67,729	54,338	54,454	56,750	60,368	76,138	75,995
Selling, general and administrative	9,827	9,552	9,162	12,190	6,751	7,204	8,331	8,238
Acquired in-process research and development	—	300	500	500	—	—	12,000	—
Impairment of intangible asset	—	104,517	—	—	—	—	—	89,557
Change in fair value of contingent purchase consideration	516	(25,452)	—	—	724	764	783	(26,882)
Total expenses	84,951	156,646	64,000	67,214	64,225	68,336	97,252	146,908
Operating loss	(84,951)	(156,646)	(64,000)	(67,136)	(64,225)	(68,336)	(97,252)	(146,908)
Other income (expense):
Interest expense	(2,104)	(2,106)	(2,108)	(2,173)	(2,075)	(2,097)	(2,099)	(2,101)
Foreign currency gains (losses)	(551)	183	(66)	(146)	3,247	(1,142)	(101)	736
Other income (expense)	25	196	252	160	11	62	179	164
Other income (expense), net	(2,630)	(1,727)	(1,922)	(2,159)	1,183	(3,177)	(2,021)	(1,201)
Loss before income taxes	(87,581)	(158,373)	(65,922)	(69,295)	(63,042)	(71,513)	(99,273)	(148,109)
Income tax (expense) benefit	4,181	29,059	227	(1,433)	(102)	(18)	628	28,568
Net loss	$(83,400)	$(129,314)	$(65,695)	$(70,728)	$(63,144)	$(71,531)	$(98,645)	$(119,541)
Basic and diluted net loss per common share	$(2.17)	$(3.37)	$(1.70)	$(1.83)	$(1.86)	$(2.10)	$(2.62)	$(3.12)
Basic and diluted weighted average common shares outstanding	38,360	38,389	38,538	38,624	34,011	34,088	37,613	38,321

(1)

In the second quarter of 2016, we recorded a $104.5 million impairment charge to the IPR&D intangible asset related to our lucitanib product candidate. In the fourth quarter of 2015, we recorded a $89.6 million intangible impairment charge which was also related to our lucitanib product candidate.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture, dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

Exhibit Number	Exhibit Description
10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.
10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.20+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.21+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.22+(6)	Employment Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.23+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.24+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.25+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.26(7)

Stock Purchase Agreement, dated as of November 19, 2013, by and among the Company, EOS, the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.27*(7)

Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.p.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.28*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

10.29+(12)	Indemnification Agreement, dated as of January 29, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.30+(12)	Employment Agreement, dated as of February 25, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.31+(12)	Indemnification Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.32+(12)	Employment Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.33+(9)	Indemnification Agreement, dated as of February 17, 2016, by and between Clovis Oncology, Inc. and Daniel W. Muehl.
10.34+(10)	Offer Letter, dated as of May 27, 2015, by and between Clovis Oncology, Inc. and Daniel W. Muehl.
10.35+(10)	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.
10.36*(11)	First Amendment to License Agreement, by and between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.
10.37+	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

Exhibit Number	Exhibit Description
10.38*	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.
21.1(12)	List of Subsidiaries of Clovis Oncology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(10)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(12)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016

+     Indicates management contract or compensatory plan.

*     Confidential treatment has been sought or granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.