Form 10-Q
period 2017-03-31
Clovis Oncology, Inc.
filed 2017-05-04
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2017.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from            to           .

Commission file number: 001-35347

Clovis Oncology, Inc.

(Exact name of Registrant as specified in its charter)

(State or other jurisdiction of
Delaware	90-0475355
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5500 Flatiron Parkway, Suite 100
Boulder, Colorado	80301
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐		Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Ace.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 28, 2017 was 44,772,600.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2017	2016

Product revenue, net	$7,045	$—
Operating expenses:
Cost of sales - product	1,163	—
Cost of sales - intangible asset amortization	372	—
Research and development	32,447	74,608
Selling, general and administrative	29,224	9,827
Change in fair value of contingent purchase consideration	—	516
Total expenses	63,206	84,951
Operating loss	(56,161)	(84,951)
Other income (expense):
Interest expense	(2,581)	(2,104)
Foreign currency losses	(159)	(551)
Other income	354	25
Other income (expense), net	(2,386)	(2,630)
Loss before income taxes	(58,547)	(87,581)
Income tax benefit	83	4,181
Net loss	$(58,464)	$(83,400)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	467	3,513
Net unrealized (loss) gain on available-for-sale securities, net of tax	(5)	230
Other comprehensive income	462	3,743
Comprehensive loss	$(58,002)	$(79,657)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.33)	$(2.17)
Basic and diluted weighted average common shares outstanding	44,039	38,360

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	March 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$276,049	$216,186
Accounts receivable, net	2,378	121
Inventories	6,504	—
Available-for-sale securities	132,778	49,997
Prepaid research and development expenses	5,465	6,427
Other current assets	5,645	6,679
Total current assets	428,819	279,410
Property and equipment, net	4,226	4,440
Intangible assets, net	20,675	21,047
Goodwill	58,015	57,192
Other assets	24,879	2,468
Total assets	$536,614	$364,557
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$23,918	$10,912
Accrued research and development expenses	25,868	35,198
Other accrued expenses	9,083	19,487
Total current liabilities	58,869	65,597
Deferred income taxes, net	207	—
Milestone liability	20,528	20,062
Convertible senior notes	281,443	281,126
Deferred rent, long-term	1,358	1,406
Total liabilities	362,405	368,191
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at March 31, 2017 and December 31, 2016; 44,769,756 and 38,724,090 shares issued and outstanding at March 31, 2017 and December 31, 2016 respectively	45	39
Additional paid-in capital	1,410,789	1,174,950
Accumulated other comprehensive loss	(47,118)	(47,580)
Accumulated deficit	(1,189,507)	(1,131,043)
Total stockholders' equity (deficit)	174,209	(3,634)
Total liabilities and stockholders' equity (deficit)	$536,614	$364,557

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2017	2016

Operating activities
Net loss	$(58,464)	$(83,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	8,947	10,965
Depreciation and amortization	639	270
Amortization of premiums and discounts on available-for-sale securities	214	80
Amortization of debt issuance costs	317	307
Change in fair value of contingent purchase consideration	—	1,049
Loss on disposal of property and equipment	—	169
Deferred income taxes	(60)	(4,145)
Changes in operating assets and liabilities:
Accounts receivable	(2,257)	—
Inventory	(6,504)	—
Prepaid and accrued research and development expenses	(10,047)	(7,601)
Other operating assets	(17,014)	(130)
Accounts payable	13,780	2,682
Other accrued expenses	(9,990)	(3,984)
Net cash used in operating activities	(80,439)	(83,738)
Investing activities
Purchases of property and equipment	(53)	(604)
Deposits for purchases of property and equipment	(2,515)	—
Purchases of available-for-sale securities	(133,000)	—
Maturities of available-for-sale securities	50,000	25,000
Acquired in-process research and development - milestone payment	(1,100)	—
Net cash (used in) provided by investing activities	(86,668)	24,396
Financing activities
Proceeds from the sale of common stock, net of issuance costs	221,224	—
Proceeds from the exercise of stock options	5,674	705
Net cash provided by financing activities	226,898	705
Effect of exchange rate changes on cash and cash equivalents	72	254
Increase (decrease) in cash and cash equivalents	59,863	(58,383)
Cash and cash equivalents at beginning of period	216,186	278,756
Cash and cash equivalents at end of period	$276,049	$220,373
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,594	$3,594
Non-cash investing and financing activities:
Vesting of restricted stock units	$2,534	$—

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (together with its consolidated subsidiaries, the “Company”, “Clovis”, “we”, “our”, “us”) is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and other international markets. We have and intend to continue to license or acquire rights to oncology compounds in all stages of development. In exchange for the right to develop and commercialize these compounds, we generally expect to provide the licensor with a combination of upfront payments, milestone payments and royalties on future sales. In addition, we generally expect to assume the responsibility for future drug development and commercialization costs. We currently operate in one segment. Since inception, our operations have consisted primarily of developing in-licensed compounds, evaluating new product acquisition candidates and general corporate activities.

During the second quarter of 2016, we completed the submission of our New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for approval of rucaparib in the U.S. On December 19, 2016, the FDA approved Rubraca® (rucaparib) tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. We began selling Rubraca in the U.S. in the fourth quarter of 2016. Also in the fourth quarter of 2016, we submitted our rucaparib E.U. regulatory application for a comparable ovarian cancer indication, which was accepted by the European Medicines Agency (“EMA”) during the fourth quarter of 2016.

Basis of Presentation

All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments, consisting only of normal recurring adjustments that, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the periods presented herein. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”) for a broader discussion of our business and the opportunities and risks inherent in such business.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and revenue and related disclosures. On an ongoing basis, we evaluate our estimates, including estimates related to revenue deductions, intangible asset impairment, clinical trial accruals and share-based compensation expense. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Liquidity

We have incurred significant net losses since inception and have relied on our ability to fund our operations through debt and equity financings. We expect operating losses and negative cash flows to continue for the foreseeable future. As we continue to incur losses, transition to profitability is dependent upon achieving a level of revenues from Rubraca adequate to support our cost structure. We may never achieve profitability, and unless or until we do, we will continue to need to raise additional cash.

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

2. Summary of Significant Accounting Policies

Revenue Recognition

Product revenue is derived from sales of our product, Rubraca, in the United States. We distribute our product in the U.S. principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently resell our products to patients and healthcare providers. Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and other discounts.

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Revenue is recorded net of estimated rebates, chargebacks, discounts and other deductions as well as estimated product returns (collectively, “sales deductions”). We only recognize revenue on product sales once the product is resold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, therefore reducing the significance of estimates made for product returns. To date, we have not had any product returns and, we currently do not have an accrual for product returns. We will continue to assess our estimate for product returns as we gain additional historical experience.

Cost of Sales – Product

Product cost of sales consists primarily of materials, third-party manufacturing costs as well as freight and royalties owed to our licensing partners for Rubraca sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the manufacturing costs of Rubraca units recognized as revenue during the three months ended March 31, 2017 were expensed prior to the December 19, 2016 FDA approval, and therefore are not included in costs of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2017.

Cost of Sales – Intangible Asset Amortization

Cost of sales for intangible asset amortization consists of the amortization of capitalized milestone payments made to our licensing partners upon FDA approval of Rubraca. Milestone payments are amortized on a straight-line basis over the estimated remaining patent life of Rubraca.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out, or FIFO, basis. We began capitalizing incurred inventory related costs upon the regulatory approval of Rubraca. Prior to the regulatory approval of Rubraca, we incurred costs for the manufacture of the drug that could potentially be available to support the commercial launch of Rubraca and all such costs were recognized as research and development expense. We periodically analyze our inventory levels, and write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and/or inventory in excess of expected sales requirements as cost of product revenues. Expired inventory would be disposed of and the related costs would be written off as cost of product revenues.

The active pharmaceutical ingredient (“API”) in Rubraca is currently produced by a single supplier. As the API has undergone significant manufacturing specific to its intended purpose at the point it is purchased by us, we classify the API as work-in-process inventory.

Our other significant accounting policies are described in Note 2,  Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in the Company’s 2016 Form 10-K.

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards setting bodies issue new accounting pronouncements.  Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an Accounting Standards Update (“ASU”).

Recently Adopted Accounting Standards

During the first quarter of 2017, we adopted ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”, which is intended to simplify the financial reporting of the income tax impacts of share-based compensation arrangements.  The classification guidance under ASU No. 2016-09 requires the recognition of excess tax benefits from share-based compensation arrangements as a discrete item within income tax benefit rather than additional paid-in capital and the classification guidance requiring presentation of excess tax benefits from share-based compensation arrangements as an operating activity on the statement of cash flows, rather than as a financing activity.

 The adoption of ASU No 2016-09 had no immediate impact on our financial statements and related disclosures because we do not currently recognize a tax benefit related to share-based compensation expense as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of March 31, 2017.  Further, we have elected to continue to estimate the number of stock-based awards expected to vest, as permitted by ASU 2016-09, rather than electing to account for forfeitures as they occur.

Also during the first quarter of 2017, we adopted ASU 2015-11, “Simplifying the Measurement of Inventory,” which was issued by the FASB in July 2015. ASU 2015-11 applies a simplified method to value inventory at the lower of cost or net realizable value rather than at the lower of cost or market. The adoption of ASU 2015-11 had no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment.” ASU No. 2017-04 removes the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test.  As a result, under the ASU, an entity should perform its annual, or interim, goodwill impairment by comparing the fair value of a reporting unit with its carrying amounts and should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. As permitted by the ASU, we have early adopted this standard and will apply the new guidance to any interim or annual goodwill impairment testing performed after the date of adoption, March 1, 2017.

Recently Issued Accounting Standards

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 is intended to provide a more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Adoption of ASC 606 is required for annual and interim periods beginning after December 15, 2017. Upon adoption, we must elect to adopt either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. We expect to apply the new standard using the modified retrospective method upon its adoption date on January 1, 2018.

We have begun a comprehensive scoping process to identify and disaggregate all revenue streams that may be impacted by the adoption of ASC 606. To date, we have examined our revenue recognition policy specific to revenue streams from representative contracts governing product sales from Rubraca and have come to preliminary conclusions on the impact of the new standard using the 5-step process prescribed by ASC 606. However, a detailed analysis of individual contracts representative of each of the revenue streams planned for the assessment phase of our implementation plan may impact these preliminary conclusions. We are continuing to assess ASC 606’s impact on its financial statements.

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

3. Financial Instruments and Fair Value Measurements

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2017
Assets:
Money market	$123,166	$123,166	$—	$—
U.S. treasury securities	256,278	—	256,278	—
Total assets at fair value	$379,444	$123,166	$256,278	$—
December 31, 2016
Assets:
Money market	$202,361	$202,361	$—	$—
U.S. treasury securities	49,997	—	49,997	—
Total assets at fair value	$252,358	$202,361	$49,997	$—

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three months ended March 31, 2017.

Financial instruments not recorded at fair value include our convertible senior notes. At March 31, 2017, the carrying amount of the convertible senior notes was $281.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $370.9 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Convertible Senior Notes for discussion of the convertible senior notes.

4. Available-for-Sale Securities

As of March 31, 2017, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$256,290	$—	$(12)	$256,278

As of December 31, 2016, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$50,004	$—	$(7)	$49,997

As of March 31, 2017, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$256,278	$(12)

We have concluded that decline in the market value of the available-for-sales securities is temporary.  A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in earnings performance, credit rating, asset quality or business prospects of the issuer; adverse changes in the general market conditions in which the issuer operates; and our intent and ability to hold the security until an anticipated recovery in value occurs.

As of March 31, 2017, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$256,290	$256,278
Due in one year to two years	—	—
Total	$256,290	$256,278

5. Inventories

We generally have two categories of inventory: work-in-process and finished goods. As of March 31, 2017, the carrying value of all of our product inventory, which consisted only of the Rubraca API, was categorized as work-in-process. The costs related to our finished goods on-hand as of March 31, 2017 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016. The carrying value of our inventory as of December 31, 2016 was zero.

At March 31, 2017, other assets on the Consolidated Balance Sheets includes a cash deposit of $18.2 million made to a manufacturer for the purchase of inventory which we do not expect to be commercially consumed within the next twelve months.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Receivable from partners	$770	$2,882
Prepaid insurance	878	1,234
Prepaid expenses - other	2,975	2,109
Receivable - other	963	364
Other	59	90
Total	$5,645	$6,679

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
Intangible asset - milestones	$21,100	$21,100
Accumulated amortization	(425)	(53)
Total intangible asset, net	$20,675	$21,047

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031.

We recorded amortization expense of $0.4 million related to capitalized milestone payments during the three months ended March 31, 2017 included in cost of sales – intangible asset amortization at the Consolidated Statements of Operations and Comprehensive Loss. There was no amortization expense during the three months ended March 31, 2016.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2017 (remaining)	$1,114
2018	1,486
2019	1,486
2020	1,486
2021	1,486
Thereafter	13,617
$20,675

The change in goodwill established as part of the purchase accounting of EOS in November 2013 consisted of the following (in thousands):

Balance at December 31, 2016	$57,192
Change in foreign currency gains and losses	823
Balance at March 31, 2017	$58,015

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	March 31,	December 31,
	2017	2016
Accrued personnel costs	$5,808	$15,850
Accrued interest payable	299	2,096
Income tax payable	629	556
Accrued corporate legal fees and professional services	1,467	589
Accrued expenses - other	880	396
Total	$9,083	$19,487

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

In connection with the issuance of the Notes, we incurred $9.2 million of debt issuance costs. The debt issuance costs are presented as a deduction from convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Notes using the effective interest method. We determined the expected life of the debt was equal to the seven-year term of the Notes. As of March 31, 2017 and December 31, 2016, the balance of unamortized debt issuance costs was $6.1 million and $6.4 million, respectively.

The following table sets forth total interest expense recognized during the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Contractual interest expense	$1,797	$1,797
Accretion of interest on milestone liability	467	—
Amortization of debt issuance costs	317	307
Total interest expense	$2,581	$2,104

10. Stockholders’ Equity

Common Stock

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

The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2017	2016	2017	2016	2017	2016
Balance at December 31,	$(47,434)	$(47,077)	$(146)	$(383)	$(47,580)	$(47,460)
Other comprehensive income (loss)	735	5,580	(5)	365	730	5,945
Total before tax	(46,699)	(41,497)	(151)	(18)	(46,850)	(41,515)
Tax effect	(268)	(2,067)	—	(135)	(268)	(2,202)
Balance at March 31,	$(46,967)	$(43,564)	$(151)	$(153)	$(47,118)	$(43,717)

The period change between December 31, 2016 and March 31, 2017 was primarily due to the currency translation of the goodwill and deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in both the three months ended March 31, 2017 and 2016.

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three months ended March 31, 2017 and 2016 was recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2017	2016
Research and development	$4,167	$7,309
Selling, general and administrative	4,780	3,656
Total share-based compensation expense	$8,947	$10,965

We did not recognize a tax benefit related to share-based compensation expense during the three months ended March 31, 2017 and 2016, respectively, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of March 31, 2017.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the three months ended March 31, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2016	5,520,482	$42.00
Granted	446,200	64.43
Exercised	(252,912)	22.44
Forfeited	(128,180)	38.10
Outstanding at March 31, 2017	5,585,590	$44.77	7.6	$134,859
Vested and expected to vest at March 31, 2017	5,212,054	$44.76	7.5	$126,378
Vested and exercisable at March 31, 2017	2,948,774	$44.46	6.4	$73,489

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $63.67 as of March 31, 2017, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016
Weighted-average grant date fair value per share	$47.71	$15.24
Intrinsic value of options exercised	$9,525	$46
Cash received from stock option exercises	$5,674	$55

As of March 31, 2017, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $81.5 million and the estimated weighted-average remaining vesting period was 2.6 years.

Restricted Stock

During 2016, we issued restricted stock units (“RSUs”) to certain employees under the 2011 Stock Incentive Plan. The RSUs ratably cliff vest one year from the date of grant with the remaining RSUs vesting ratably each subsequent quarter over either a two-year or four-year vesting period, as defined in the grant agreement. Vested RSUs are payable in shares of our common stock at the end of the vesting period. RSUs are measured based on the fair value of the underlying stock on the grant date. The minimum statutory tax on the value of common stock shares issued to employees upon vesting are paid by us through the sale of registered shares of our common stock.

The following table summarizes the activity relating to our unvested RSUs for the three months ended March 31, 2017:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2016	562,458	$24.70
Granted	210,484	61.42
Vested	(42,754)	19.37
Forfeited	(20,991)	20.81
Unvested as of March 31, 2017	709,197	$36.03
Expected to vest after March 31, 2017	592,152	$35.53

As of March 31, 2017, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $19.7 million and the estimated weighted-average remaining vesting period was 3.6 years.

12. License Agreements

In June 2011, we entered into a worldwide license agreement with Pfizer, Inc. to obtain exclusive global rights to develop and commercialize rucaparib, a small molecule inhibitor of poly (ADP-ribose) polymerase (“PARP”), used for the treatment of selected solid tumors. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer and are required to make additional payments to Pfizer for the achievement of certain development and regulatory and sales milestones and royalties on sales as required by the license agreement.  Prior to the FDA approval of rucaparib, discussed below, we made milestone payments of $1.4 million, which were recognized as acquired in-process research and development expense.

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

On December 19, 2016, the FDA approved Rubraca (rucaparib) tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was made in the first quarter of 2017. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we have exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. These payments were recognized as intangible assets and will be amortized over the estimated remaining useful life of Rubraca.

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

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents.  The FDA approval of rucaparib on December 19, 2016 resulted in a $0.35 million milestone obligation to AstraZeneca as required by the license agreement, which was paid in the first quarter of 2017. This payment was recognized in intangible assets and will be amortized over the estimated remaining useful life of rucaparib. AstraZeneca will also receive royalties on any net sales of rucaparib.

We are party to other product license agreements for our other drug candidates, lucitanib and rociletinib (see our 2016 Form 10-K for additional details). We and Les Laboratories Servier (“Servier”) are developing lucitanib pursuant to a global development plan agreed to between the parties. Servier is responsible for all of the global development costs for lucitanib up to €80.0 million. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between us and Servier. We recorded a $0.8 million and $1.3 million receivable at March 31, 2017 and December 31, 2016, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. For the three months ending March 31, 2017 and 2016, we incurred $0.7 million and $3.6 million, respectively, in research and development costs and recorded reductions in research and development expense of $0.8 million and $3.6 million, respectively, for reimbursable development costs due from Servier.

During the second quarter of 2016, we and Servier agreed to discontinue the development of lucitanib for breast cancer and lung cancer and are continuing to evaluate, what, if any, further development of lucitanib will be pursued. Based on current estimates, we expect to complete the committed on-going development activities in 2017 and expect full reimbursement of our development costs from Servier. Reimbursements are recorded as a reduction to research and development expense on the Consolidated Statements of Operations.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three months ended March 31,
	2017	2016
Common shares under option	3,557	539
Convertible senior notes	4,646	4,646
Total potential dilutive shares	8,203	5,185

14. Commitments and Contingencies

Royalty and License Fee Commitments

We have entered into certain license agreements, as identified in Note 12, License Agreements, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. Our payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, we only recognize payment obligations which are probable and estimable as of the balance sheet date. Milestone liabilities of $20.5 million and $20.1 million are recorded on our Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, respectively, and relate to milestone payments for the licensing of our rucaparib product, which was approved by the FDA on December 19, 2016.

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient.  We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of March 31, 2017, $174.5 million of purchase commitments exist under the Agreement.

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

On April 11, 2017, the Court entered a scheduling order providing for, inter alia, a schedule for completing document and fact discovery, as well as setting briefing schedules for motions for class certification and motions for summary judgment.

On March 14, 2017, the Clovis Defendants and the Arkin Plaintiffs participated in a mediation, which did not result in a settlement. We intend to vigorously defend the lawsuit, but there can be no assurance that the defense will be successful.

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

Pursuant to a briefing schedule ordered by the court on July 28, 2016, defendants filed a motion to stay the Electrical Workers action pending resolution of the Medina, Kimbro, Moran, and Rocco actions in the District of Colorado (“Motion to Stay”), and a demurrer to the Amended Complaint, on August 15, 2016; plaintiffs filed their oppositions on August 31, 2016; and the defendants filed their reply briefs on September 15, 2016.  On September 23, 2016, after hearing oral argument, the San Mateo Superior Court granted defendants’ motion to stay proceedings pending resolution of the related securities class action captioned Medina v. Clovis Oncology, Inc., et. al., No. 1:15-cv-2546 (the “Colorado Action”).  Per the order to stay proceedings, the San Mateo Superior Court will defer issuing a ruling on defendants’ pending demurrer, and the parties’ first status report as to the progress of the Colorado Action was filed with the San Mateo Superior Court on March 23, 2017. The parties’ second status report as to the progress of the Colorado Action is due on September 21, 2017.

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

On January 21, 2017, the parties entered into a stipulation extending the defendants’ time to respond to the Antipodean Amended Complaint until March 29, 2017, subject to the terms and conditions stated therein. Pursuant to the January 21, 2017 stipulation, the defendants filed a motion to stay the Antipodean action pending resolution of the Medina, Kimbro, Moran, and Rocco actions in the District of Colorado (“Motion to Stay”) on January 31, 2017; the plaintiff filed their opposition on March 17, 2017; and the defendants filed their reply brief on March 23, 2017. Also pursuant to the January 21, 2017 stipulation, the defendants filed a motion to dismiss the Antipodean Amended Complaint (“Motion to Dismiss”) on March 29, 2017. Pursuant to a briefing schedule ordered by the court on April 17, 2017, the plaintiff’s opposition briefs are due on April 27, 2017 and the defendants’ reply briefs are due on May 11, 2017. Pursuant to the April 17, 2017 order, the Motion to Stay and Motion to Dismiss will be decided by the Court together.

On March 14, 2017, the Clovis Defendants and Antipodean participated in a mediation, which did not result in a settlement. We intend to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful.

We received a letter dated May 31, 2016 from an alleged owner of our common stock, which purports to set forth a demand for inspection of certain of our books and records pursuant to 8 Del. C. § 220 (the “Macalinao Demand Letter”). The Macalinao Demand Letter was purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. On June 24, 2016, we submitted a response to the Macalinao Demand Letter. We believe that the allegations in the Macalinao Demand Letter are unfounded, but there can be no assurance about the likelihood of an adverse outcome. In January 2017, the Company produced certain books and records in response to the Macalinao Demand Letter.

On March 31, 2017, the purported shareholder filed under seal a shareholder derivative complaint (the “Macalinao Complaint”) against certain directors and an officer of the Company in the Court of Chancery of the State of Delaware.  On April 5, 2017, a public version of the Macalinao Complaint was filed.  The Macalinao Complaint purports to rely on documents produced in response to the Macalinao Demand Letter.  The Macalinao Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations of the Company’s business operations and prospects.  The Macalinao Complaint also alleges claims for unjust enrichment.  Finally, the Macalinao Complaint also alleges that certain director defendants engaged in insider trading.  The Macalinao Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the Macalinao Complaint, but there can be no assurance that the defense will be successful.

We received a letter dated December 15, 2016 from a second alleged owner of our common stock, which purports to set forth a demand for inspection of the Company’s books and records pursuant to 8 Del. C. § 220 (the “McKenry Demand Letter”). The McKenry Demand Letter was purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. On January 4, 2017, we submitted a response to the McKenry Demand Letter. The Company believes that the allegations in the McKenry Demand Letter are unfounded, but there can be no assurance about the likelihood of an adverse outcome. In February 2017, the Company produced certain books and records in response to the McKenry Demand Letter.

On March 23, 2017, the second purported shareholder filed under seal a shareholder derivative complaint (the “McKenry Complaint”) against certain directors and an officer of the Company in the Court of Chancery of the State of Delaware. On March 27, 2017, a public version of the McKenry Complaint was filed. The McKenry Complaint purports to rely on documents produced in response to the McKenry Demand Letter. The McKenry Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by failing to properly ensure that the TIGER-X clinical trial was being conducted in accordance with applicable rules, regulations and protocol, and by allowing Clovis representatives to make materially misleading statements about the success of rociletinib. The McKenry Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the McKenry Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2017, a purported shareholder of the Company, filed a shareholder derivative complaint (the “Guo Complaint”) against certain officers and directors of the Company in the United States District Court for the District of Colorado. The Guo Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by either recklessly or with gross negligence approving or permitting misrepresentations of the Company’s business operations and prospects. The Guo Complaint also alleges claims for waste of corporate assets and unjust enrichment.  Finally, the Guo Complaint also alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act, by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders which were contained in the Company’s Proxy Statement on Schedule DEF 14A in connection with the 2015 Annual Meeting of Stockholders, held on June 11, 2015. The Guo Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the Guo Complaint, but there can be no assurance that the defense will be successful.

We have received requests for information from governmental agencies relating to our regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. We are cooperating with the inquiries.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should also read carefully the factors described in the “Risk Factors” in  Part I, Item 1A in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”), as updated from time to time in our subsequent SEC filings, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements.

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

Our commercial product Rubraca® (rucaparib) is the first and only oral, small molecule poly ADP-ribose polymerase, or PARP, inhibitor of PARP1, PARP2 and PARP3 approved in the United States by the FDA as monotherapy for the treatment of patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca.

The Marketing Authorization Application, or MAA, submission with the European Medicines Agency (“EMA”) for a comparable ovarian cancer indication was accepted by the EMA during the fourth quarter of 2016. Additionally, rucaparib is being studied as a potential maintenance therapy for ovarian cancer patients in the ARIEL3 trial. Data from ARIEL3 is anticipated in mid-2017. Pending positive data from ARIEL3, we intend to follow up with a supplemental NDA for second-line maintenance therapy in women with ovarian cancer who have responded to platinum-based therapy.  Rucaparib is also being developed in patients with mutant BRCA tumors and other DNA repair deficiencies beyond BRCA – commonly referred to as homologous recombination deficiencies.  Studies open for enrollment or under consideration include prostate, breast, pancreatic, gastroesophageal, bladder and lung cancers. We hold worldwide rights for rucaparib.

In addition, we have two other product candidates: lucitanib, an oral inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors (VEGFR) 1-3, platelet-derived growth factor receptors (PDGFR) alpha and beta and fibroblast growth factor receptors (FGFR) 1-3, and rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (EGFR). While we have stopped enrollment in ongoing trials for each of these candidates, we continue to provide drugs to patients whose clinicians recommend continuing therapy. We maintain certain development and commercialization rights for lucitanib and global development and commercialization rights for rociletinib.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. Through March 31, 2017, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier and have generated $7.1 million net product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of March 31, 2017, we had an accumulated deficit of $1,189.5 million. We incurred net losses of $58.5 million and $83.4 million for the three months ended March 31, 2017 and 2016, respectively, and had cash, cash equivalents and available-for-sale securities totaling $408.8 million at March 31, 2017.

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

Product License Agreements

In June 2011, we entered into a worldwide license agreement with Pfizer, Inc. to obtain exclusive global rights to develop and commercialize rucaparib, a small molecule inhibitor of poly (ADP-ribose) polymerase (“PARP”), used for the treatment of selected solid tumors. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer and are required to make additional payments to Pfizer for the achievement of certain development and regulatory and sales milestones and royalties on sales as required by the license agreement. Prior to the FDA approval of rucaparib, discussed below, we made milestone payments of $1.4 million, which were recognized as acquired in-process research and development expense.

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

On December 19, 2016, the FDA approved Rubraca (rucaparib) tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was made in the first quarter of 2017. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we have exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. These payments were recognized as intangible assets and will be amortized over the estimated remaining useful life of Rubraca.

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

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents. The FDA approval of rucaparib on December 19, 2016 resulted in a $0.35 million milestone obligation to AstraZeneca as required by the license agreement, which was paid in the first quarter of 2017. This payment was recognized in intangible assets and will be amortized over the estimated remaining useful life of rucaparib. AstraZeneca will also receive royalties on any net sales of rucaparib.

We are party to other product license agreements for our other drug candidates, lucitanib and rociletinib (see our 2016 Form 10-K for additional details).

Financial Operations Overview

Revenue

Product revenue is derived from sales of our product, Rubraca, in the United States. We distribute our product in the U.S. principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently resell our products to patients and healthcare providers. Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and other discounts. Revenue is recorded net of estimated rebates, chargebacks, discounts and other deductions as well as estimated product returns (collectively, “sales deductions”). We only recognize revenue on product sales once the product is resold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, therefore reducing the significance of estimates made for product returns.

Sales Deductions

Estimating sales deductions requires significant judgments about future events and uncertainties, and requires us to rely heavily on assumptions, as well as historical experience. Estimated sales deductions are provided for the following:

•

Rebates. Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare coverage gap program. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public sector benefit providers. The accrual for rebates is based on statutory discount rates and known sales to specialty pharmacy patients, or expected utilization for specialty distributor sales to healthcare providers. As we gain more historical experience, the accrual will be based solely on the expected utilization from historical data we have accumulated since Rubraca product launch. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust balances of such rebates to reflect our actual expenditures with respect to these programs, which would affect revenue in the period of adjustment.

•

Chargebacks. Chargebacks are discounts that occur when contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service organizations and federal government entities purchasing via the Federal Supply Schedule, purchase directly from our specialty distributors at a discounted price. The specialty distributor, in turn, charges back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the healthcare provider. The accrual for specialty distributor chargebacks is estimated based on known chargeback rates and known sales to specialty distributors adjusted for the estimated utilization by healthcare providers.

•

Discounts. Specialty distributors and specialty pharmacies are offered various forms of consideration, including service fees and prompt pay discounts for payment within a specified period. We expect these customers will earn prompt pay discounts and therefore, we deduct the full amount of these discounts from product sales when revenue are recognized. Service fees are recorded as a selling expense when product sales occur.

•

Co-pay assistance. Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. The intent of this program is to reduce the patient’s out of pocket costs. Liabilities for co-pay assistance are based on actual program participation and estimates of program redemption using data provided by third-party administrators.

•

Returns. Sales of our products are not subject to a general right of return at the point we recognize revenue, which is the point the product is sold to the patient or healthcare provider. To date, we have not had any product returns and, we currently do not have an accrual for product returns. We will continue to assess our estimate for product returns as we gain additional historical experience.

In the three months ended March 31, 2017, we recorded net product revenue of $7.0 million related to sales of Rubraca, which we began to commercialize on December 19, 2016. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

Cost of Sales – Product

We recorded product cost of sales from sales of Rubraca in the three months ended March 31, 2017.  Product cost of sales consists primarily of materials, third-party manufacturing costs as well as freight and royalties owed to our licensing partners for Rubraca sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the manufacturing costs of Rubraca units recognized as revenue during the three months ended March 31, 2017 were expensed prior to the December 19, 2016 FDA approval, and therefore are not included in costs of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2017.

Cost of Sales – Intangible Asset Amortization

Cost of sales for intangible asset amortization consists of the amortization of capitalized milestone payments made to our licensing partners upon FDA approval of Rubraca. Milestone payments are amortized on a straight-line basis over the estimated remaining patent life of Rubraca.

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

•

market research, disease education and other commercial product planning activities, including the hiring of a U.S. sales and marketing and medical affairs organization in preparation for the commercial launch of rucaparib; and

•	activities associated with the development of companion diagnostics for our product candidates.

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. As a result of the FDA approval of Rubraca and the discontinuation of enrollment in rociletinib, our research and development expenses decreased in the three months ended March 31, 2017 compared to the prior year period and are expected to decrease for the remainder of 2017 compared to prior year as we continue to commercialize Rubraca and commercialization related expenses are classified as selling, general and administrative expenses and not research and development costs.

The following table identifies research and development and acquired in-process research and development costs on a program-specific basis for our products under development. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below (in thousands):

	Three months ended March 31,
	2017	2016

Rucaparib Expenses
Research and development	$14,511	$24,557
Rucaparib Total	14,511	24,557
Lucitanib Expenses
Research and development (a)	(87)	(20)
Lucitanib Total	(87)	(20)
Rociletinib Expenses
Research and development	3,190	20,594
Rociletinib Total	3,190	20,594
Personnel and other expenses	14,833	29,477
Total	$32,447	$74,608

(a)This amount reflects actual costs incurred less amounts due from Servier for reimbursable development expenses pursuant to the collaboration and license agreement described in Note 12, License Agreements to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources, and information technology functions. Other selling, general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial activities related to Rubraca.

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses consist of upfront payments to acquire a new drug compound, as well as subsequent milestone payments. Acquired in-process research and development payments are immediately expensed provided that the drug has not achieved regulatory approval for marketing and, absent obtaining such approval, has no alternative future use. Once regulatory approval is received, payments to acquire rights, and the related milestone payments, are capitalized and the amortization of such assets recorded to intangible asset amortization cost of sales.

Change in Fair Value of Contingent Purchase Consideration

In connection with the acquisition of EOS in November 2013, we also recorded a purchase consideration liability equal to the estimated fair value of future payments that are contingent upon the achievement of various regulatory and sales milestones. Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations. Changes in fair value are primarily attributed to new information about the likelihood of achieving such milestones and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as we progress towards the achievement of future milestones. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At March 31, 2017, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets was zero due to the uncertainty of achieving any of the lucitanib regulatory milestones.

Other Income and Expense

Other income and expense is primarily comprised of foreign currency gains and losses resulting from transactions with contract research organizations (“CROs”), investigational sites and contract manufacturers where payments are made in currencies other than the U.S. dollar. Other expense also includes interest expense recognized related to our convertible senior notes.

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. There have not been any material changes to our critical accounting policies since December 31, 2016.

New Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through the issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, Summary of Significant Accounting Policies, in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Results of Operations

Comparison of Three Months Ended March 31, 2017 and 2016:

The following table summarizes the results of our operations for the three months ended March 31, 2017 and 2016 (in thousands):

			Change
	Three months ended March 31,		Favorable/(Unfavorable)
	2017	2016	$	%

Product revenue, net	$7,045	$—	$7,045	n/a
Operating expenses:
Cost of sales - product	1,163	—	(1,163)	n/a
Cost of sales - intangible asset amortization	372	—	(372)	n/a
Research and development	32,447	74,608	42,161	57%
Selling, general and administrative	29,224	9,827	(19,397)	(197)%
Change in fair value of contingent purchase consideration	—	516	516	n/a
Total expenses	63,206	84,951	21,745	26%
Operating loss	(56,161)	(84,951)	28,790	34%
Other income (expense):
Interest expense	(2,581)	(2,104)	(477)	(23)%
Foreign currency losses	(159)	(551)	392	71%
Other income	354	25	329	n/a
Other income (expense), net	(2,386)	(2,630)	244	9%
Loss before income taxes	(58,547)	(87,581)	29,034	33%
Income tax benefit	83	4,181	(4,098)	n/a
Net loss	$(58,464)	$(83,400)	$24,936	30%

Product Revenue, Net. Product revenue for the three months ended March 31, 2017 was due to the recognition of $7.0 million of net product revenue from the sale of our first commercial product, Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Revenue is recorded net sales deductions comprised of rebates, chargebacks and other discounts. Sales deductions represented approximately 10.8% of the gross product revenue recognized in the three months ended March 31, 2017 and are summarized as follows:

	Three months ended March 31,
	2017
	$	% of Gross Sales
	(in thousands)

Gross product revenue	$7,902	100.0%
Sales deductions:
Government rebates and chargebacks	436	5.5%
Discounts and fees	421	5.3%
Total sales deductions	857	10.8%
Product revenue, net	$7,045	89.2%

Cost of Sales – Product. Product cost of sales for the three months ended March 31, 2017 of $1.2 million relate to freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the quarter were expensed as incurred pre-commercialization of Rubraca, as is our policy, and therefore, were not included in product cost of sales for the three months ended March 31, 2017. We expect cost of sales to increase in relation to product revenues as we deplete these inventories.

Cost of Sales – Intangible Asset Amortization. In the three months ended March 31, 2017, we recognized cost of sales of $0.4 million associated with the amortization of capitalized milestone payments related to the FDA approval of

Rubraca. Prior to the FDA approval on December 16, 2016, all acquired license and milestone payments were expensed as incurred.

Research and Development Expenses. Research and development expenses decreased during the three months ended March 31, 2017 compared to the same period in the prior year primarily due to lower research and development costs for rucaparib and rociletinib and classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses. In the three months ended March 31, 2017, Rubraca commercialization costs included in selling, general and administrative expenses were $20.1 million.

Clinical trial costs for rucaparib were relatively flat compared to the same quarter a year ago as higher costs from enrollment in ARIEL4, our confirmatory ovarian cancer trials, and enrollment in our TRITON2 and TRITON3 studies for prostate cancer were largely offset by lower costs for the ARIEL2 and ARIEL3 studies, which have completed enrollment. Diagnostic development costs were $5.2 million lower compared to the prior year as the prior year first quarter included the costs associated with our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib.  Finally, clinical supply and related manufacturing development costs were $3.4 million lower than the first quarter of 2016 due to the capitalization of these costs subsequent to the FDA approval of rucaparib.

Clinical trial costs for rociletinib were $10.4 million lower than the first quarter in 2016 primarily due to the completion of patient enrollment for all of the TIGER studies in non-small cell lung cancer. In addition, clinical supply and related manufacturing development costs were $3.0 million lower than the first quarter in 2016 driven by timing of production to support our clinical studies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2017 compared to the same period in the prior year primarily due mainly to classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. At March 31, 2017, we had cash, cash equivalents and available-for-sale securities totaling $408.8 million.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2017 and 2016 (in thousands):

	Three months ended March 31,
	2017	2016

Net cash used in operating activities	$(80,439)	$(83,738)
Net cash (used in) provided by investing activities	(86,668)	24,396
Net cash provided by financing activities	226,898	705
Effect of exchange rate changes on cash and cash equivalents	72	254
Net increase (decrease) in cash and cash equivalents	$59,863	$(58,383)

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash charges and changes in components of working capital. Net cash used in operating activities was slightly lower during the three months ended March 31, 2017 compared to same period in the prior year as a decrease in net loss was offset by increases in the operating assets and liabilities needed to support the commercialization of Rubraca, most notably related to inventory.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 includes purchases of available-for-sale securities of $133.0 million offset by cash from maturities of available-for-sale securities of $50.0 million. Net cash provided by investing activities in the same period in the prior year was mainly the result of maturities of available-for-sale securities of $25.0 million in that period.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 and 2016 includes $5.7 million and $0.7 million, respectively, received from employee stock option exercises. In addition, we completed the sale of $221.2 million of common stock, net of issuance costs, during the three months ended March 31, 2017.

Operating Capital Requirements

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

As of March 31, 2017, we had cash, cash equivalents and available-for-sale securities totaling $408.8 million and total current liabilities of $58.9 million. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offering for general corporate purposes, including commercial planning and sales and marketing expenses associated with the launch of Rubraca in the United States and, if approved by the EMA, in Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

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

Contractual Obligations and Commitments

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. There have not been any material changes to such contractual obligations or potential milestone payments since December 31, 2016. For further information regarding our contractual obligations and commitments, see Note 14,  Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2017, we had cash, cash equivalents and available-for-sale securities of $408.8 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Swiss company for the production and supply of the active ingredient for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a dedicated production train will be made in Swiss francs. Once the production facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025.

As of March 31, 2017, $174.5 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of March 31, 2017, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by approximately $15.9 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by approximately $19.4 million.

While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of both March 31, 2017 and December 31, 2016, approximately 1% of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, management performed an evaluation as of March 31, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In December 2016, we began recording revenue, and in January 2017, began recording inventory related to our newly approved product, Rubraca. We have performed a variety of reconciliations and have implemented certain internal controls processes in various functional areas to ensure that financial data related to Rubraca revenue and inventory activity has been correctly reflected in our financial statements. We are not aware of any material adverse impacts on our internal controls over financial reporting as a result of the implementation of these new controls. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

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

On April 11, 2017, the Court entered a scheduling order providing for, inter alia, a schedule for completing document and fact discovery, as well as setting briefing schedules for motions for class certification and motions for summary judgment.

On March 14, 2017, the Clovis Defendants and the Arkin Plaintiffs participated in a mediation, which did not result in a settlement. We intend to vigorously defend the lawsuit, but there can be no assurance that the defense will be successful.

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

Pursuant to a briefing schedule ordered by the court on July 28, 2016, defendants filed a motion to stay the Electrical Workers action pending resolution of the Medina, Kimbro, Moran, and Rocco actions in the District of Colorado (“Motion to Stay”), and a demurrer to the Amended Complaint, on August 15, 2016; plaintiffs filed their oppositions on August 31, 2016; and the defendants filed their reply briefs on September 15, 2016.  On September 23, 2016, after hearing oral argument, the San Mateo Superior Court granted defendants’ motion to stay proceedings pending resolution of the related securities class action captioned Medina v. Clovis Oncology, Inc., et. al., No. 1:15-cv-2546 (the “Colorado Action”).  Per the order to stay proceedings, the San Mateo Superior Court will defer issuing a ruling on defendants’ pending demurrer, and the parties’ first status report as to the progress of the Colorado Action was filed with the San Mateo Superior Court on March 23, 2017. The parties’ second status report as to the progress of the Colorado Action is due on September 21, 2017.

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

On January 21, 2017, the parties entered into a stipulation extending the defendants’ time to respond to the Antipodean Amended Complaint until March 29, 2017, subject to the terms and conditions stated therein. Pursuant to the January 21, 2017 stipulation, the defendants filed a motion to stay the Antipodean action pending resolution of the Medina, Kimbro, Moran, and Rocco actions in the District of Colorado (“Motion to Stay”) on January 31, 2017; the plaintiff filed their opposition on March 17, 2017; and the defendants filed their reply brief on March 23, 2017. Also pursuant to the January 21, 2017 stipulation, the defendants filed a motion to dismiss the Antipodean Amended Complaint (“Motion to Dismiss”) on March 29, 2017. Pursuant to a briefing schedule ordered by the court on April 17, 2017, the plaintiff’s opposition briefs are due on April 27, 2017 and the defendants’ reply briefs are due on May 11, 2017. Pursuant to the April 17, 2017 order, the Motion to Stay and Motion to Dismiss will be decided by the Court together.

On March 14, 2017, the Clovis Defendants and Antipodean participated in a mediation, which did not result in a settlement. We intend to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful.

We received a letter dated May 31, 2016 from an alleged owner of our common stock, which purports to set forth a demand for inspection of certain of our books and records pursuant to 8 Del. C. § 220 (the “Macalinao Demand Letter”). The Macalinao Demand Letter was purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. On June 24, 2016, we submitted a response to the Macalinao Demand Letter. We believe that the allegations in the Macalinao Demand Letter are unfounded, but there can be no assurance about the likelihood of an adverse outcome. In January 2017, the Company produced certain books and records in response to the Macalinao Demand Letter.

On March 31, 2017, the purported shareholder filed under seal a shareholder derivative complaint (the “Macalinao Complaint”) against certain directors and an officer of the Company in the Court of Chancery of the State of Delaware.  On April 5, 2017, a public version of the Macalinao Complaint was filed.  The Macalinao Complaint purports to rely on documents produced in response to the Macalinao Demand Letter. The Macalinao Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations of the Company’s business operations and prospects.  The Macalinao Complaint also alleges claims for unjust enrichment.  Finally, the Macalinao Complaint also alleges that certain director defendants engaged in insider trading.  The Macalinao Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the Macalinao Complaint, but there can be no assurance that the defense will be successful.

We received a letter dated December 15, 2016 from a second alleged owner of our common stock, which purports to set forth a demand for inspection of the Company’s books and records pursuant to 8 Del. C. § 220 (the “McKenry Demand Letter”). The McKenry Demand Letter was purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. On January 4, 2017, we submitted a response to the McKenry Demand Letter. The Company believes that the allegations in the McKenry Demand Letter are unfounded, but there can be no assurance about the likelihood of an adverse outcome. In February 2017, the Company produced certain books and records in response to the McKenry Demand Letter.

On March 23, 2017, the second purported shareholder filed under seal a shareholder derivative complaint (the “McKenry Complaint”) against certain directors and an officer of the Company in the Court of Chancery of the State of Delaware. On March 27, 2017, a public version of the McKenry Complaint was filed. The McKenry Complaint purports to rely on documents produced in response to the McKenry Demand Letter. The McKenry Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by failing to properly ensure that the TIGER-X clinical trial was being conducted in accordance with applicable rules, regulations and protocol, and by allowing Clovis representatives to make materially misleading statements about the success of rociletinib. The McKenry Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the McKenry Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2017, a purported shareholder of the Company, filed a shareholder derivative complaint (the “Guo Complaint”) against certain officers and directors of the Company in the United States District Court for the District of Colorado. The Guo Complaint generally alleges that the defendants breached their fiduciary duties owed to the Company by either recklessly or with gross negligence approving or permitting misrepresentations of the Company’s business operations and prospects. The Guo Complaint also alleges claims for waste of corporate assets and unjust enrichment.  Finally, the Guo Complaint also alleges that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act, by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders which were contained in the Company’s Proxy Statement on Schedule DEF 14A in connection with the 2015 Annual Meeting of Stockholders, held on June 11, 2015. The Guo Complaint seeks, among other things, an award of money damages.

The Company intends to vigorously defend against the allegations contained in the Guo Complaint, but there can be no assurance that the defense will be successful.

We have received requests for information from governmental agencies relating to our regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. We are cooperating with the inquiries.

ITEM 1A.RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors described under the heading “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

There have been no material changes to the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2016. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture dated as of September 9, 2014, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.19+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.20+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.21+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.23(7)

Stock Purchase Agreement, dated as of November 19, 2013, by and among the Company, EOS, the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.24*(7)

Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.p.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.25*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

10.26+(12)	Indemnification Agreement, dated as of January 29, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.27+(12)	Employment Agreement, dated as of February 25, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.28+(12)	Indemnification Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.29+(12)	Employment Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.30+(9)	Indemnification Agreement, dated as of February 17, 2016, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.31+(10)	Offer Letter, dated as of May 27, 2015, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.32+(10)	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.33*(11)	First Amendment to License Agreement, by and between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.34+(13)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.
10.35*(13)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

10.39*	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Loss, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(10)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.

(12)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(13)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.

+     Indicates management contract or compensatory plan.

*     Confidential treatment has been sought with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2017	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Senior Vice President of Finance and Principal Financial and Accounting Officer