Form 10-Q
period 2017-06-30
Clovis Oncology, Inc.
filed 2017-08-03
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017.
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 28, 2017 was 48,879,354.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Product revenue, net	$14,620	$—	$21,665	$—
Operating expenses:
Cost of sales - product	2,730	—	3,893	—
Cost of sales - intangible asset amortization	372	—	743	—
Research and development	33,108	67,729	65,555	142,337
Selling, general and administrative	36,149	9,552	65,373	19,379
Acquired in-process research and development	—	300	—	300
Impairment of intangible asset	—	104,517	—	104,517
Change in fair value of contingent purchase consideration	—	(25,452)	—	(24,936)
Total expenses	72,359	156,646	135,564	241,597
Operating loss	(57,739)	(156,646)	(113,899)	(241,597)
Other income (expense):
Interest expense	(2,598)	(2,106)	(5,178)	(4,210)
Foreign currency gain (loss)	76	183	(83)	(368)
Legal settlement loss, net of insurance receivable	(117,000)	—	(117,000)	—
Other income	594	196	946	221
Other income (expense), net	(118,928)	(1,727)	(121,315)	(4,357)
Loss before income taxes	(176,667)	(158,373)	(235,214)	(245,954)
Income tax benefit	1,281	29,059	1,365	33,240
Net loss	$(175,386)	$(129,314)	$(233,849)	$(212,714)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	2,812	(1,381)	3,279	2,132
Net unrealized gain (loss) on available-for-sale securities, net of tax	—	48	(5)	278
Other comprehensive income (loss)	2,812	(1,333)	3,274	2,410
Comprehensive loss	$(172,574)	$(130,647)	$(230,575)	$(210,304)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(3.88)	$(3.37)	$(5.24)	$(5.54)
Basic and diluted weighted average common shares outstanding	45,176	38,389	44,610	38,375

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	June 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$491,786	$216,186
Accounts receivable, net	1,143	121
Insurance receivable	25,000	—
Inventories	6,478	—
Available-for-sale securities	179,744	49,997
Prepaid research and development expenses	4,854	6,427
Other current assets	6,766	6,679
Total current assets	715,771	279,410
Property and equipment, net	4,155	4,440
Intangible assets, net	20,304	21,047
Goodwill	62,018	57,192
Other assets	47,648	2,468
Total assets	$849,896	$364,557
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$13,360	$10,912
Accrued research and development expenses	21,158	35,198
Milestone liability	21,011	20,062
Accrued liability for legal settlement	142,000	—
Other accrued expenses	21,848	19,487
Total current liabilities	219,377	85,659
Deferred income taxes, net	632	—
Convertible senior notes	281,761	281,126
Deferred rent, long-term	4,333	1,406
Total liabilities	506,103	368,191
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at June 30, 2017 and December 31, 2016; 48,843,131 and 38,724,090 shares issued and outstanding at June 30, 2017 and December 31, 2016 respectively	49	39
Additional paid-in capital	1,752,943	1,174,950
Accumulated other comprehensive loss	(44,306)	(47,580)
Accumulated deficit	(1,364,893)	(1,131,043)
Total stockholders' equity (deficit)	343,793	(3,634)
Total liabilities and stockholders' equity (deficit)	$849,896	$364,557

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2017	2016

Operating activities
Net loss	$(233,849)	$(212,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	19,563	20,542
Depreciation and amortization	1,281	550
Amortization of premiums and discounts on available-for-sale securities	245	151
Amortization of debt issuance costs	635	616
Legal settlement loss, net of insurance receivable	117,000	—
Impairment of intangible asset	—	104,517
Change in fair value of contingent purchase consideration	—	(24,661)
Loss on disposal of property and equipment	—	170
Deferred income taxes	(1,266)	(33,207)
Changes in operating assets and liabilities:
Accounts receivable	(1,023)	—
Inventory	(6,478)	—
Prepaid and accrued research and development expenses	(15,162)	(12,772)
Other operating assets	(36,855)	1,260
Accounts payable	3,202	3,608
Other accrued expenses	3,166	270
Net cash used in operating activities	(149,541)	(151,670)
Investing activities
Purchases of property and equipment	(249)	(756)
Deposits for purchases of property and equipment	(2,515)	—
Purchases of available-for-sale securities	(180,000)	—
Maturities of available-for-sale securities	50,000	100,000
Acquired in-process research and development - milestone payment	(1,100)	—
Net cash (used in) provided by investing activities	(133,864)	99,244
Financing activities
Proceeds from the sale of common stock, net of issuance costs	546,170	—
Proceeds from the exercise of stock options and employee stock purchases	12,270	1,943
Net cash provided by financing activities	558,440	1,943
Effect of exchange rate changes on cash and cash equivalents	565	106
Increase (decrease) in cash and cash equivalents	275,600	(50,377)
Cash and cash equivalents at beginning of period	216,186	278,756
Cash and cash equivalents at end of period	$491,786	$228,379
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,594	$3,594
Non-cash investing and financing activities:
Vesting of restricted stock units	$2,627	$34

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

During the second quarter of 2016, we completed the submission of our New Drug Application (“NDA”) with the U.S. Food and Drug Administration (“FDA”) for approval of rucaparib in the U.S. On December 19, 2016, the FDA approved Rubraca® (rucaparib) tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. We began selling Rubraca in the U.S. in the fourth quarter of 2016. Our Marketing Authorization Application (MAA) for rucaparib that was submitted to the European Medicines Agency (“EMA”) for an ovarian cancer treatment indication comparable to what was approved by the FDA is currently under review. We anticipate an opinion from the Committee for Medicinal Products for Human Use (CHMP) in late 2017, and, pending a favorable opinion from the CHMP, a potential approval would follow during the first quarter of 2018.  Following a potential approval for the treatment indication, we intend to submit a supplemental application for the second-line or later maintenance treatment indication, for which we anticipate a potential approval during the third quarter of 2018.

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

In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.9 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and, if approved by the EMA, in Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

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

Cost of Sales – Product

Product cost of sales consists primarily of materials, third-party manufacturing costs as well as freight and royalties owed to our licensing partners for Rubraca sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the manufacturing costs of Rubraca units recognized as revenue during the three and six months ended June 30, 2017 were expensed prior to the December 19, 2016 FDA approval, and therefore are not included in costs of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2017.

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

Our other significant accounting policies are described in Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our 2016 Form 10-K.

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

We have begun a comprehensive scoping process to identify and disaggregate all revenue streams that may be impacted by the adoption of ASC 606. To date, we have examined our revenue recognition policy specific to revenue streams from representative contracts governing product sales from Rubraca and have come to preliminary conclusions on the impact of the new standard using the 5-step process prescribed by ASC 606. However, a detailed analysis of individual contracts representative of each of the revenue streams planned for the assessment phase of our implementation plan may impact these preliminary conclusions. We are continuing to assess ASC 606’s impact on our financial statements.

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

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business in ASC 805. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. Currently, there is no impact to our consolidated financial statements and related disclosures, but we will adopt on January 1, 2018 for any business combinations and will consider adopting early for any acquisitions prior to January 1, 2018.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements.

The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which we would be required to apply modification accounting under ASC 718. Specifically, we would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual reporting periods, including interim period within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures should we have a modification to our share-based payment awards in the future.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2017
Assets:
Money market	$450,588	$450,588	$—	$—
U.S. treasury securities	179,744	—	179,744	—
Total assets at fair value	$630,332	$450,588	$179,744	$—
December 31, 2016
Assets:
Money market	$202,361	$202,361	$—	$—
U.S. treasury securities	49,997	—	49,997	—
Total assets at fair value	$252,358	$202,361	$49,997	$—

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three and six months ended June 30, 2017.

Financial instruments not recorded at fair value include our convertible senior notes. At June 30, 2017, the carrying amount of the convertible senior notes was $281.8 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $487.0 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Convertible Senior Notes for discussion of the convertible senior notes.

4. Available-for-Sale Securities

As of June 30, 2017, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$179,758	$—	$(14)	$179,744

As of December 31, 2016, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$50,004	$—	$(7)	$49,997

As of June 30, 2017, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$179,744	$(14)

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

As of June 30, 2017, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$179,758	$179,744
Due in one year to two years	—	—
Total	$179,758	$179,744

5. Inventories

We generally have two categories of inventory: work-in-process and finished goods. As of June 30, 2017, the carrying value of all of our product inventory, which consisted only of the Rubraca API, was categorized as work-in-process. The costs related to our finished goods on-hand as of June 30, 2017 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016. The carrying value of our inventory as of December 31, 2016 was zero.

At June 30, 2017, other assets on the Consolidated Balance Sheets includes a cash deposit of $31.8 million made to a manufacturer for the purchase of inventory which we do not expect to be commercially consumed within the next twelve months.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Receivable from partners	$52	$2,882
Prepaid insurance	817	1,234
Prepaid expenses - other	3,012	2,109
Receivable - other	2,750	364
Other	135	90
Total	$6,766	$6,679

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
Intangible asset - milestones	$21,100	$21,100
Accumulated amortization	(796)	(53)
Total intangible asset, net	$20,304	$21,047

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031.

We recorded amortization expense of $0.4 million and $0.8 million related to capitalized milestone payments during the three and six months ended June 30, 2017, respectively, included in cost of sales – intangible asset amortization at the Consolidated Statements of Operations and Comprehensive Loss. There was no amortization expense during the three and six months ended June 30, 2016.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2017 (remaining)	$743
2018	1,486
2019	1,486
2020	1,486
2021	1,486
Thereafter	13,617
$20,304

The change in goodwill established as part of the purchase accounting of EOS in November 2013 consisted of the following (in thousands):

Balance at December 31, 2016	$57,192
Change in foreign currency gains and losses	4,826
Balance at June 30, 2017	$62,018

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	June 30,	December 31,
	2017	2016
Accrued personnel costs	$11,928	$15,850
Accrued interest payable	2,097	2,096
Income tax payable	662	556
Accrued corporate legal fees and professional services	1,072	589
Accrued royalties	2,551	—
Accrued sales deductions	1,003	—
Accrued expenses - other	2,535	396
Total	$21,848	$19,487

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

In connection with the issuance of the Notes, we incurred $9.2 million of debt issuance costs. The debt issuance costs are presented as a deduction from convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Notes using the effective interest method. We determined the expected life of the debt was equal to the seven-year term of the Notes. As of June 30, 2017 and December 31, 2016, the balance of unamortized debt issuance costs was $5.7 million and $6.4 million, respectively.

The following table sets forth total interest expense recognized during the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Contractual interest expense	$1,797	$1,797	$3,594	$3,594
Accretion of interest on milestone liability	483	—	949	—
Amortization of debt issuance costs	318	309	635	616
Total interest expense	$2,598	$2,106	$5,178	$4,210

10. Stockholders’ Equity

Common Stock

In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.9 million, after deducting underwriting discounts and commissions and offering expenses.

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended June 30, 2017 and 2016 as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2017	2016	2017	2016	2017	2016
Balance at April 1,	$(46,967)	$(43,564)	$(151)	$(153)	$(47,118)	$(43,717)
Other comprehensive income (loss)	4,451	(2,170)	(3)	76	4,448	(2,094)
Total before tax	(42,516)	(45,734)	(154)	(77)	(42,670)	(45,811)
Tax effect	(1,639)	789	3	(28)	(1,636)	761
Balance at June 30,	$(44,155)	$(44,945)	$(151)	$(105)	$(44,306)	$(45,050)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the six months ended June 30, 2017 and 2016 as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2017	2016	2017	2016	2017	2016
Balance at December 31,	$(47,434)	$(47,077)	$(146)	$(383)	$(47,580)	$(47,460)
Other comprehensive income (loss)	5,186	3,410	(8)	441	5,178	3,851
Total before tax	(42,248)	(43,667)	(154)	58	(42,402)	(43,609)
Tax effect	(1,907)	(1,278)	3	(163)	(1,904)	(1,441)
Balance at June 30,	$(44,155)	$(44,945)	$(151)	$(105)	$(44,306)	$(45,050)

The period change in each of the periods presented was primarily due to the currency translation of the goodwill and deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in each of the three and six months ended June 30, 2017 and 2016.

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and six months ended June 30, 2017 and 2016 was recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Research and development	$4,825	$6,615	$8,991	$13,924
Selling, general and administrative	5,792	2,962	10,572	6,618
Total share-based compensation expense	$10,617	$9,577	$19,563	$20,542

We did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 30, 2017 and 2016, respectively, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of June 30, 2017.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the six months ended June 30, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2016	5,520,482	$42.00
Granted	778,700
Exercised	(372,464)
Forfeited	(199,985)
Outstanding at June 30, 2017	5,726,733	$45.43	7.6	$276,451
Vested and expected to vest at June 30, 2017	5,364,276	$45.30	7.4	$259,650
Vested and exercisable at June 30, 2017	2,935,211	$44.63	6.2	$143,983

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $93.63 as of June 30, 2017, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Weighted-average grant date fair value per share	$44.94	$11.01	$46.53	$14.65
Intrinsic value of options exercised	$4,759	$578,525	$14,284	$624,925
Cash received from stock option exercises	$5,439	$352,423	$11,113	$407,523

As of June 30, 2017, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $83.4 million and the estimated weighted-average remaining vesting period was 2.6 years.

Restricted Stock

During 2016, we issued restricted stock units (“RSUs”) to certain employees under the 2011 Stock Incentive Plan. The RSUs vest either (i) over two years, with 50% vesting one year from the date of grant and the remaining 50% vesting two years from the date of grant or (ii) 25% vest one year from the date of grant with the remaining RSUs vesting ratably each subsequent quarter over the following three years, as defined in the grant agreement. Vested RSUs are payable in shares of our common stock at the end of the vesting period. RSUs are measured based on the fair value of the underlying stock on the grant date. The minimum statutory tax on the value of common stock shares issued to employees upon vesting are paid by us through the sale of registered shares of our common stock.

The following table summarizes the activity relating to our unvested RSUs for the six months ended June 30, 2017:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2016	562,458	$24.70
Granted	214,984	61.67
Vested	(44,443)	19.37
Forfeited	(27,177)	24.08
Unvested as of June 30, 2017	705,822	$36.32
Expected to vest after June 30, 2017	604,394	$35.81

As of June 30, 2017, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $18.5 million and the estimated weighted-average remaining vesting period was 3.4 years.

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

We are party to other product license agreements for our other drug candidates, lucitanib and rociletinib (see our 2016 Form 10-K for additional details). We and Les Laboratories Servier (“Servier”) are developing lucitanib pursuant to a global development plan agreed to between the parties. Servier is responsible for all of the global development costs for lucitanib up to €80.0 million. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between us and Servier. We recorded a $0.1 million and $1.3 million receivable at June 30, 2017 and December 31, 2016, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. For the three months ending June 30, 2017 and 2016, we incurred $0.0 million and $2.6 million, respectively, in research and development costs and recorded reductions in research and development expense of $0.1 million and $2.8 million, respectively, for reimbursable development costs due from Servier. For the six months ending June 30, 2017 and 2016, we incurred $0.9 million and $6.2 million, respectively, in research and development costs and recorded reductions in research and development expense of $1.0 million and $6.4 million, respectively, for reimbursable development costs due from Servier.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six months ended June 30,
	2017	2016
Common shares under option	6,373	455
Convertible senior notes	4,646	4,646
Total potential dilutive shares	11,019	5,101

14. Commitments and Contingencies

Royalty and License Fee Commitments

We have entered into certain license agreements, as identified in Note 12, License Agreements, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. Our payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, we only recognize payment obligations which are probable and estimable as of the balance sheet date. Milestone liabilities of $21.0 million and $20.1 million are recorded on our Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, respectively, and relate to milestone payments for the licensing of our rucaparib product, which was approved by the FDA on December 19, 2016.

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient.  We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of June 30, 2017, $183.6  million of purchase commitments exist under the Agreement.

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

On November 19, 2015, Sonny P. Medina, a purported Clovis shareholder, filed a purported shareholder class action complaint in the United States District Court for the District of Colorado (the “Medina Complaint”). The Medina Complaint purported to be asserted on behalf of a class of persons who purchased Clovis stock between May 20, 2014 and November 13, 2015, and it generally alleged that Clovis and certain of its officers violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib.

Throughout November and December 2015, three other purported shareholders filed similar purported class actions concerning alleged misstatements about rociletinib. On January 19, 2016, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. On February 18, 2016, the Medina Court consolidated the various actions into a single proceeding and appointed M. Arkin (1999) LTD and Arkin Communications LTD (the “Arkin Plaintiffs”) as the lead plaintiffs and Bernstein Litowitz Berger & Grossmann LLP as lead counsel for the putative class.

The Arkin Plaintiffs filed a consolidated complaint on May 6, 2016 (the “Consolidated Complaint”). The Consolidated Complaint named as defendants the Company and certain of its current and former officers (the “Clovis Defendants”), certain underwriters (the “Underwriter Defendants”) for a Company follow-on offering conducted in July 2015 (the “July 2015 Offering”), and certain Company venture capital investors (the “Venture Capital Defendants”). The Consolidated Complaint alleged that defendants violated particular sections of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”). The purported misrepresentations and omissions concerned allegedly misleading statements about rociletinib. The consolidated action was purportedly brought on behalf of investors who purchased the Company’s securities between May 31, 2014 and April 7, 2016 (with respect to the Exchange Act claims) and investors who purchased the Company’s securities pursuant or traceable to the July 2015 Offering (with respect to the Securities Act claims). The Consolidated Complaint sought unspecified compensatory and recessionary damages.

The Clovis Defendants, the Underwriter Defendants and the Venture Capital Defendants filed motions to dismiss on July 27, 2016. On February 9, 2017, the Medina Court issued an opinion and order granting in part and denying in part the Clovis Defendants’ motion to dismiss, granting in part and denying in part the Underwriter Defendants’ motion to dismiss, and granting the Venture Capital Defendants’ motion to dismiss. On February 22, 2017, the Arkin Plaintiffs filed an amended consolidated class action complaint, directed solely at repleading its Section 12(a) claims against the Underwriter Defendants.

On March 14, 2017, the Clovis Defendants and the Arkin Plaintiffs participated in a mediation, which did not result in a settlement.

On June 18, 2017, the Clovis Defendants entered into a stipulation and agreement of settlement with the Arkin Plaintiffs whereby Clovis will issue to the plaintiffs and participating class members  a total consideration comprised of $25.0 million in cash and the issuance of a to be determined number of shares of Clovis common stock (the “Settlement Shares”) equal to $117.0 million divided by the volume weighted average price of Clovis common stock over the 10 trading days immediately preceding the date of the hearing set by the Medina Court to consider the final approval of the settlement. The cash portion of the consideration is expected to be funded by Clovis’ insurance carriers. At June 30, 2017, the liability for the issuance of the shares and cash, including the amount to be reimbursed through insurance proceeds, was recorded to accrued liability for legal settlement on the Consolidated Balance Sheets in the amount of approximately $142.0 million and a receivable of approximately $25.0 million from the insurance carriers on the Consolidated Balance Sheets. Clovis will issue the Settlement Shares no later than 5 business days after the date the judgment is entered by the Medina Court approving the settlement whereby the issuance of the shares will be recorded in common stock and additional paid-in capital and the accrued liability for legal settlement will be cleared.

As the settlement agreement is in response to the alleged violation of securities laws by certain of our officers, we have determined that the resulting loss does not relate to activities that are in the normal course of our operations and therefore, should not be recognized in operating losses for the period. Accordingly, we have recognized the entire expense associated to the settlement agreement in legal settlement loss within the other income (expense), net of insurance receivable on the Consolidated Statements of Operations and Comprehensive Loss.

On July 14, 2017, the Medina Court issued an order preliminarily approving the settlement. A final hearing to determine whether the settlement should be approved is scheduled for October 26, 2017.

On January 22, 2016, the Electrical Workers Local #357 Pension and Health & Welfare Trusts, a purported shareholder of Clovis, filed a purported class action complaint (the “Electrical Workers Complaint”) against Clovis and certain of its officers, directors, investors and underwriters in the Superior Court of the State of California, County of San Mateo. The Electrical Workers Complaint purports to be asserted on behalf of a class of persons who purchased stock in the July 2015 Offering. The Electrical Workers Complaint generally alleges that the defendants violated the Securities Act because the offering documents for the July 2015 Offering contained allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib. The Electrical Workers Complaint seeks unspecified damages. On June 30, 2016, the Electrical Workers Plaintiffs filed an amended complaint asserting substantially similar claims (the “Electrical Workers Amended Complaint”).

On September 23, 2016, following briefing and after hearing oral argument, the Electrical Workers Court granted defendants’ motion to stay proceedings pending resolution of the Medina action. Per the order to stay proceedings, the parties’ first status report as to the progress of the Medina action was filed on March 23, 2017. The parties’ second status report is due on September 21, 2017.

The Company intends to vigorously defend against the allegations in the Electrical Workers Amended Complaint, but there can be no assurance that the defense will be successful.

On November 10, 2016, Antipodean Domestic Partners (“Antipodean”) filed a complaint (the “Antipodean Complaint”) against Clovis and certain of its officers, directors and underwriters in New York Supreme Court, County of New York. The Antipodean Complaint alleges that the defendants violated certain sections of the Securities Act by making allegedly false statements to Antipodean and in the Offering Materials for the July 2015 Offering relating to the efficacy of rociletinib, its safety profile, and its prospects for market success. In addition to the Securities Act claims, the Antipodean Complaint also asserts Colorado state law claims and common law claims. Both the state law and common law claims are based on allegedly false and misleading statements regarding rociletinib’s progress toward FDA approval. The Antipodean Complaint seeks compensatory, recessionary, and punitive damages.

On December 15, 2016, the Antipodean Plaintiffs filed an amended complaint (the “Antipodean Amended Complaint”) asserting substantially the same claims against the same defendants and purporting to correct certain details in the original Antipodean Complaint.

On January 31, 2017, Defendants filed a motion to stay the Antipodean action pending resolution of the Medina action in the District of Colorado. Defendants also filed a motion to dismiss the Antipodean Amended Complaint on March 29, 2017. A hearing on both motions is scheduled for August 8, 2017.

On March 14, 2017, the Clovis Defendants and Antipodean participated in a mediation, which did not result in a settlement. The Company intends to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful.

Clovis received a letter dated May 31, 2016 from an alleged owner of its common stock, which purports to set forth a demand for inspection of certain of our books and records pursuant to 8 Del. C. § 220 (the “Macalinao Demand Letter”). Clovis also received a letter dated December 15, 2016 from a second alleged owner of Clovis common stock, which purports to set forth a similar demand for inspection of the Company’s books and records pursuant to 8 Del. C. § 220 (the “McKenry Demand Letter”). Both the Macalinao and McKenry Demand Letters were purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. Clovis submitted a response to the Macalinao Demand Letter on June 24, 2016, and likewise submitted a response to the McKenry Demand Letter on January 4, 2017. The Company produced certain books and records in response to the Macalinao and McKenry Demand Letters in January and February 2017, respectively.

In March 2017, Macalinao and McKenry (the “Derivative Plaintiffs”) filed shareholder derivative complaints against certain directors and officers of the Company in the Court of Chancery of the State of Delaware. On May 4, 2017, the Macalinao and McKenry actions were consolidated for all purposes in a single proceeding under the caption In re Clovis Oncology, Inc. Derivative Litigation, Case No, 2017-0222 (the “Consolidated Derivative Action”).

On May 18, 2017, the Derivative Plaintiffs filed the Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”). The Consolidated Derivative Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations of the Company’s business operations and prospects, failing to ensure that the TIGER-X clinical trial was being conducted in accordance with applicable rules, regulations and protocols, and engaging in insider trading. The Consolidated Derivative Complaint purported to rely on documents produced by the Company in response to the Macalinao and McKenry Demand Letters. The Consolidated Derivative Complaint sought, among other things, an award of money damages.

On July 13, 2017, the court ordered the following briefing schedule with respect to the defendants’ forthcoming motion to dismiss the Consolidated Derivative Complaint: Defendants’ motion to dismiss was due, and was filed, on July 31, 2017; Plaintiffs’ opposition is due on August 30, 2017; and Defendants’ reply is due on September 14, 2017.

The Company intends to vigorously defend against the allegations in the Consolidated Derivative Complaint, but there can be no assurance that the defense will be successful.

On May 10, 2017, John Solak, a purported shareholder of the Company, filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware (the “Solak Complaint”) against certain directors and an officer of the Company. The Solak Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by adopting a compensation plan that overcompensated the non-employee director defendants, in relation to companies of comparable market capitalization and size. The Solak Complaint also alleged claims of waste of corporate assets and unjust enrichment due to this allegedly wrongful compensation plan. The Solak Complaint sought, among other things, an award of money damages and the imposition of corporate governance reforms.

On June 12, 2017, the parties in the Solak action entered into a stipulation extending the defendants’ time to respond to the Solak Complaint until August 11, 2017, which was entered by the Court on June 20, 2017.

The Company intends to vigorously defend against the allegations in the Solak Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2017, a purported shareholder of the Company, filed a shareholder derivative complaint (the “Guo Complaint”) against certain officers and directors of the Company in the United States District Court for the District of Colorado. The Guo Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by either recklessly or with gross negligence approving or permitting misrepresentations of the Company’s business operations and prospects. The Guo Complaint also alleged claims for waste of corporate assets and unjust enrichment. Finally, the Guo Complaint alleged that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act, by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statement on Schedule DEF 14A in connection with the 2015 Annual Meeting of Stockholders, held on June 11, 2015. The Guo Complaint sought, among other things, an award of money damages.

On June 19, 2017, the parties filed a joint motion to stay the Guo action pending resolution of the motion to dismiss the Consolidated Derivative Complaint. On June 20, 2017, the court granted the motion to stay.

The Company intends to vigorously defend against the allegations in the Guo Complaint, but there can be no assurance that the defense will be successful.

In addition, the Company has received inquiries and requests for information from governmental agencies, including the U.S. Securities and Exchange Commission and the U.S. Department of Justice, relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. The Company is continuing to cooperate with these agencies with respect to their investigations. The proposed settlement of the Medina action does not resolve these inquiries and the Company cannot predict their timing or outcome.

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

Our MAA for rucaparib that was submitted to the EMA for an ovarian cancer treatment indication comparable to what was approved by the FDA is currently under review. We anticipate an opinion from the CHMP in late 2017, and, pending a favorable opinion from the CHMP, a potential approval would follow during the first quarter of 2018.  Following a potential approval for the treatment indication, we intend to submit a supplemental application for the second-line or later maintenance treatment indication, for which we anticipate a potential approval during the third quarter of 2018. Additionally, rucaparib is being studied as a potential maintenance therapy for ovarian cancer patients in the ARIEL3 trial. On June 19, 2017, we announced that the ARIEL3 trial successfully achieved the primary endpoint of improved progression-free survival (PFS) by investigator review in each of the three populations studied. PFS was also improved in the rucaparib group compared with placebo by blinded independent central review (BICR), a key secondary endpoint. Based on these findings, we plan to submit a supplemental New Drug Application (sNDA) before the end of

October 2017 for a second-line and later maintenance treatment indication for all women with platinum-sensitive ovarian cancer who have responded to their most recent platinum therapy. Rucaparib is also being developed in patients with mutant BRCA tumors and other DNA repair deficiencies beyond BRCA – commonly referred to as homologous recombination deficiencies.  Studies open for enrollment or under consideration include prostate, breast, pancreatic, gastroesophageal, bladder and lung cancers.

We hold worldwide rights for rucaparib. In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. U.S. Patent 6,495,541, and its equivalent counterparts issued in dozens of countries, directed to the rucaparib composition of matter, expire in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, or Hatch-Waxman Act, could be available to extend our patent exclusivity for rucaparib to the fourth quarter of 2023 in the United States. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2025. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications to permit the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates ranging from 2020 through potentially 2035, including the camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031 and a patent application directed to high dosage strength rucaparib tablets that, if issued, will expire in 2035. We are aware of a number of cases where salt and polymorph patents have been challenged. Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. European oppositions are commonly filed against patents related to pharmaceutical products. The grounds of opposition related to Rubraca were lack of novelty and lack of inventive step. The novelty and inventive step challenges are based on prior art references (or closely related disclosures) that were previously raised by the European patent examiner during prosecution of the application.  The claims of the granted patent were found to be patentable over this prior art. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors, including a constellation of unexpected properties, support the novelty and non-obviousness of our rucaparib camsylate salt/polymorph composition of matter patent. Based on these factors, we believe a successful challenge of that patent would be difficult.

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

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. Through June 30, 2017, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier and have generated $21.7 million net product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of June 30, 2017, we had an accumulated deficit of $1,364.9 million. We incurred net losses of $233.8 million and $212.7 million for the six months ended June 30, 2017 and 2016, respectively. The net loss for the six months ended June 30, 2017 included a charge of $117.0 million related to a legal settlement. The net loss for the six months ended June 30, 2016 included a charge of $104.5 million for the impairment of intangible asset and a gain of $24.9 million from a reduction in fair value of contingent purchase consideration. We had cash, cash equivalents and available-for-sale securities totaling $671.5 million at June 30, 2017.

We expect to incur significant losses for the foreseeable future, as we incur costs related to commercial activities associated with Rubraca. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.9 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and, if approved by the EMA, in Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on our current estimates, we believe that our cash, cash equivalents and available-for-sale securities will allow us to fund activities through at least the next 12 months. Until we can generate a sufficient amount of revenue from Rubraca, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

•

Discounts. Specialty distributors and specialty pharmacies are offered various forms of consideration, including service fees and prompt pay discounts for payment within a specified period. We expect these customers will earn prompt pay discounts and therefore, we deduct the full amount of these discounts from product sales when revenue is recognized. Service fees are recorded as a selling expense when product sales occur.

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

In the three and six months ended June 30, 2017, we recorded net product revenue of $14.6 million and $21.7 million, respectively, related to sales of Rubraca, which we began to commercialize on December 19, 2016. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

Cost of Sales – Product

We recorded product cost of sales from sales of Rubraca in the three and six months ended June 30, 2017.  Product cost of sales consists primarily of materials, third-party manufacturing costs as well as freight and royalties owed to our licensing partners for Rubraca sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the manufacturing costs of Rubraca units recognized as revenue during the three and six months ended June 30, 2017 were expensed prior to the December 19, 2016 FDA approval, and therefore are not included in costs of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales through the third quarter of 2017.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. As a result of the FDA approval of Rubraca and the discontinuation of enrollment in rociletinib, our research and development expenses decreased in both the three and six months ended June 30, 2017 compared to the same periods in the prior year and are expected to decrease for the remainder of 2017 compared to prior year as we continue to commercialize Rubraca and commercialization related expenses are classified as selling, general and administrative expenses and not research and development costs.

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

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(in thousands)
Rucaparib Expenses
Research and development	$16,980	$24,379	$31,490	$48,936
Acquired in-process research and development		300	—	300
Rucaparib Total	16,980	24,679	31,490	49,236
Lucitanib Expenses
Research and development (a)	(13)	(194)	(99)	(214)
Lucitanib Total	(13)	(194)	(99)	(214)
Rociletinib Expenses
Research and development	$1,528	$16,821	4,719	37,415
Rociletinib Total	1,528	16,821	4,719	37,415
Personnel and other expenses	14,613	26,723	29,445	56,200
Total	$33,108	$68,029	$65,555	$142,637

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

Change in Fair Value of Contingent Purchase Consideration

In connection with the acquisition of EOS in November 2013, we also recorded a purchase consideration liability equal to the estimated fair value of future payments that are contingent upon the achievement of various regulatory and sales milestones. Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations. Changes in fair value are primarily attributed to new information about the likelihood of achieving such milestones and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as we progress towards the achievement of future milestones. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At June 30, 2017, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets was zero due to the uncertainty of achieving any of the lucitanib regulatory milestones.

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

Results of Operations

Comparison of Three Months Ended June 30, 2017 and 2016:

The following table summarizes the results of our operations for the three months ended June 30, 2017 and 2016 (in thousands):

			Change
	Three months ended June 30,		Favorable/(Unfavorable)
	2017	2016	$	%

Product revenue, net	$14,620	$—	$14,620	n/a
Operating expenses:
Cost of sales - product	2,730	—	(2,730)	n/a
Cost of sales - intangible asset amortization	372	—	(372)	n/a
Research and development	33,108	67,729	34,621	51%
Selling, general and administrative	36,149	9,552	(26,597)	(278)%
Acquired in-process research and development	—	300	300	n/a
Impairment of intangible asset	—	104,517	104,517	n/a
Change in fair value of contingent purchase consideration	—	(25,452)	(25,452)	n/a
Total expenses	72,359	156,646	84,287	54%
Operating loss	(57,739)	(156,646)	98,907	63%
Other income (expense):
Interest expense	(2,598)	(2,106)	(492)	(23)%
Foreign currencygains (losses)	76	183	(107)	58%
Legal settlement loss	(117,000)	—	(117,000)	n/a
Other income	594	196	398	(203)%
Other income (expense), net	(118,928)	(1,727)	(117,201)	(6,786)%
Loss before income taxes	(176,667)	(158,373)	(18,294)	(12)%
Income tax benefit	1,281	29,059	(27,778)	96%
Net loss	$(175,386)	$(129,314)	$(46,072)	(36)%

Product Revenue, Net. Product revenue for the three months ended June 30, 2017 was due to the recognition of $14.6 million of net product revenue from the sale of our first commercial product, Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Revenue is recorded net of sales deductions comprised of rebates, chargebacks and other discounts. Sales deductions represented approximately 7.9% of the gross product revenue recognized in the three months ended June 30, 2017 and are summarized as follows:

	Three months ended
	June 30, 2017
	$	% of Gross Sales
	(in thousands)

Gross product revenue	$15,876	100.0%
Sales deductions:
Government rebates and chargebacks	635	4.0%
Discounts and fees	621	3.9%
Total sales deductions	1,256	7.9%
Product revenue, net	$14,620	92.1%

Cost of Sales – Product. Product cost of sales for the three months ended June 30, 2017 of $2.7 million relate to freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the quarter were expensed as incurred based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, and therefore, were not included in product cost of sales for the three months ended June

30, 2017. We expect cost of sales to increase in relation to product revenues once we deplete these inventories in the third quarter 2017.

Cost of Sales – Intangible Asset Amortization. In the three months ended June 30, 2017, we recognized cost of sales of $0.4 million associated with the amortization of capitalized milestone payments related to the FDA approval of Rubraca. Prior to the FDA approval on December 16, 2016, all acquired license and milestone payments were expensed as incurred.

Research and Development Expenses. Research and development expenses decreased during the three months ended June 30, 2017 compared to the same period in the prior year primarily due to lower research and development costs for rucaparib and rociletinib and classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses. In the three months ended June 30, 2017, Rubraca commercialization costs included in selling, general and administrative expenses were $26.9 million.

Clinical trial costs for rucaparib were relatively flat compared to the same quarter a year ago as higher costs from enrollment in ARIEL4, our confirmatory ovarian cancer trials, and enrollment in our TRITON2 and TRITON3 studies for prostate cancer were largely offset by lower costs for the ARIEL2 and ARIEL3 studies, which have completed enrollment. Clinical supply and related manufacturing development costs were $3.5 million lower than the second quarter of 2016 due to the capitalization of these costs subsequent to the FDA approval of rucaparib.

Clinical trial costs for rociletinib were $8.2 million lower than the second quarter of 2016 primarily due to the completion of patient enrollment for all of the TIGER studies in non-small cell lung cancer. Clinical supply and related manufacturing development costs were $4.3 million lower than the second quarter of 2016 driven by timing of production to support our clinical studies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended June 30, 2017 compared to the same period in the prior year primarily due to classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses.

Comparison of Six Months Ended June 30, 2017 and 2016:

The following table summarizes the results of our operations for the six months ended June 30, 2017 and 2016 (in thousands):

			Change
	Six months ended June 30,		Favorable/(Unfavorable)
	2017	2016	$	%

Product revenue, net	$21,665	$—	$21,665	n/a
Operating expenses:
Cost of sales - product	3,893	—	(3,893)	n/a
Cost of sales - intangible asset amortization	743	—	(743)	n/a %
Research and development	65,555	142,337	76,782	54%
Selling, general and administrative	65,373	19,379	(45,994)	(237)%
Acquired in-process research and development	—	300	300	n/a
Impairment of intangible asset	—	104,517	104,517	n/a
Change in fair value of contingent purchase consideration	—	(24,936)	(24,936)	n/a
Total expenses	135,564	241,597	106,033	44%
Operating loss	(113,899)	(241,597)	127,698	52.86%
Other income (expense):
Interest expense	(5,178)	(4,210)	(968)	(22.99)%
Foreign currency gains (losses)	(83)	(368)	285	77.45%
Legal settlement loss	(117,000)	—	(117,000)	n/a
Other income	946	221	725	328%
Other income (expense), net	(121,315)	(4,357)	(116,958)	(2,684.37)%
Loss before income taxes	(235,214)	(245,954)	10,740	4.37%
Income tax benefit	1,365	33,240	(31,875)	(96)%
Net loss	$(233,849)	$(212,714)	$(21,135)	(10)%

Product Revenue, Net. Product revenue for the six months ended June 30, 2017 was due to the recognition of $21.7 million of net product revenue from the sale of our first commercial product, Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Revenue is recorded net of sales deductions comprised of rebates, chargebacks and other discounts. Sales deductions represented approximately 8.9% of the gross product revenue recognized in the six months ended June 30, 2017 and are summarized as follows:

	Six months ended
	June 30, 2017
	$	% of Gross Sales
	(in thousands)

Gross product revenue	$23,778	100.0%
Sales deductions:
Government rebates and chargebacks	1,072	4.5%
Discounts and fees	1,041	4.4%
Total sales deductions	2,113	8.9%
Product revenue, net	$21,665	91.1%

Cost of Sales – Product. Product cost of sales for the six months ended June 30, 2017 of $3.9 million relate to freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the quarter were expensed as incurred based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, and therefore, were not included in product cost of sales for the six months ended June 30, 2017. We expect cost of sales to increase in relation to product revenues once we deplete these inventories in the third quarter of 2017.

Cost of Sales – Intangible Asset Amortization. In the six months ended June 30, 2017, we recognized cost of sales of $0.7 million associated with the amortization of capitalized milestone payments related to the FDA approval of Rubraca. Prior to the FDA approval on December 19, 2016, all acquired license and milestone payments were expensed as incurred.

Research and Development Expenses. Research and development expenses decreased during the six months ended June 30, 2017 compared to the same period in the prior year primarily due to lower research and development costs for rucaparib and rociletinib and classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses. In the six months ended June 30, 2017, Rubraca commercialization costs included in selling, general and administrative expenses were $47.0 million.

Clinical trial costs for rucaparib were relatively flat compared to the same period a year ago as higher costs from enrollment in ARIEL4, our confirmatory ovarian cancer trials, and enrollment in our TRITON2 and TRITON3 studies for prostate cancer were largely offset by lower costs for the ARIEL2 and ARIEL3 studies, which have completed enrollment. Diagnostic development costs were $6.1 million lower compared to the prior year as the prior year included the costs associated with our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib. Finally, clinical supply and related manufacturing development costs were $7.0 million lower than 2016 due to the capitalization of these costs subsequent to the FDA approval of rucaparib.

Clinical trial costs for rociletinib were $18.5 million lower than 2016 primarily due to the completion of patient enrollment for all of the TIGER studies in non-small cell lung cancer. Clinical supply and related manufacturing development costs were $7.2 million lower than 2016 driven by timing of production to support our clinical studies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the six months ended June 30, 2017 compared to the same period in the prior year primarily due mainly to classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.9 million, after deducting underwriting discounts and commissions and offering expenses. At June 30, 2017, we had cash, cash equivalents and available-for-sale securities totaling $671.5 million.

The following table sets forth the primary sources and uses of cash for the six months ended March 31, 2017 and 2016 (in thousands):

	Six months ended June 30,
	2017	2016

Net cash used in operating activities	$(149,541)	$(151,670)
Net cash (used in) provided by investing activities	(133,864)	99,244
Net cash provided by financing activities	558,440	1,943
Effect of exchange rate changes on cash and cash equivalents	565	106
Net increase (decrease) in cash and cash equivalents	$275,600	$(50,377)

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the six months ended June 30, 2017 compared to the same period in the prior year due to a lower net loss as adjusted for non-

cash items, partially offset by increases in the operating assets needed to support the commercialization of Rubraca, most notably related to inventory.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 includes purchases of available-for-sale securities of $180.0 million offset by cash from maturities of available-for-sale securities of $50.0 million. Net cash provided by investing activities in the same period in the prior year was mainly the result of maturities of available-for-sale securities of $100.0 million in that period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 and 2016 includes $12.3 million and $1.9 million, respectively, received from employee stock option exercises. In addition, we completed the sale of $546.2 million of common stock, net of issuance costs, during the six months ended June 30, 2017.

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

As of June 30, 2017, we had cash, cash equivalents and available-for-sale securities totaling $671.5 million and total current liabilities of $219.4 million. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.9 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including commercial planning and sales and marketing expenses associated with the launch of Rubraca in the United States and, if approved by the EMA, in Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2017, we had cash, cash equivalents and available-for-sale securities of $671.5 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

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

As of June 30, 2017, $183.6 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of June 30, 2017, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by approximately $16.7 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by approximately $20.4 million.

While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of both June 30, 2017 and December 31, 2016, approximately 1% of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, management performed an evaluation as of June 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer

concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

On November 19, 2015, Sonny P. Medina, a purported Clovis shareholder, filed a purported shareholder class action complaint in the United States District Court for the District of Colorado (the “Medina Complaint”). The Medina Complaint purported to be asserted on behalf of a class of persons who purchased Clovis stock between May 20, 2014 and November 13, 2015, and it generally alleged that Clovis and certain of its officers violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib.

Throughout November and December 2015, three other purported shareholders filed similar purported class actions concerning alleged misstatements about rociletinib. On January 19, 2016, a number of motions were filed seeking to consolidate the shareholder class actions into one matter and for appointment of a lead plaintiff. On February 18, 2016, the Medina Court consolidated the various actions into a single proceeding and appointed M. Arkin (1999) LTD and Arkin Communications LTD (the “Arkin Plaintiffs”) as the lead plaintiffs and Bernstein Litowitz Berger & Grossmann LLP as lead counsel for the putative class.

The Arkin Plaintiffs filed a consolidated complaint on May 6, 2016 (the “Consolidated Complaint”). The Consolidated Complaint named as defendants the Company and certain of its current and former officers (the “Clovis Defendants”), certain underwriters (the “Underwriter Defendants”) for a Company follow-on offering conducted in July 2015 (the “July 2015 Offering”), and certain Company venture capital investors (the “Venture Capital Defendants”). The Consolidated Complaint alleged that defendants violated particular sections of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Securities Act of 1933 (the “Securities Act”). The purported misrepresentations and omissions concerned allegedly misleading statements about rociletinib. The consolidated action was purportedly brought on behalf of investors who purchased the Company’s securities between May 31, 2014 and April 7, 2016 (with respect to the Exchange Act claims) and investors who purchased the Company’s securities pursuant or traceable to the July 2015 Offering (with respect to the Securities Act claims). The Consolidated Complaint sought unspecified compensatory and recessionary damages.

The Clovis Defendants, the Underwriter Defendants and the Venture Capital Defendants filed motions to dismiss on July 27, 2016. On February 9, 2017, the Medina Court issued an opinion and order granting in part and denying in part the Clovis Defendants’ motion to dismiss, granting in part and denying in part the Underwriter Defendants’ motion to dismiss, and granting the Venture Capital Defendants’ motion to dismiss. On February 22, 2017, the Arkin Plaintiffs filed an amended consolidated class action complaint, directed solely at repleading its Section 12(a) claims against the Underwriter Defendants.

On March 14, 2017, the Clovis Defendants and the Arkin Plaintiffs participated in a mediation, which did not result in a settlement.

On June 18, 2017, the Clovis Defendants entered into a stipulation and agreement of settlement with the Arkin Plaintiffs whereby Clovis will issue to the plaintiffs and participating class members total consideration comprised of $25.0 million in cash and the issuance of a to be determined number of shares of Clovis common stock (the “Settlement Shares”) equal to $117.0 million divided by the volume weighted average price of Clovis common stock over the 10 trading days immediately preceding the date of the hearing set by the Medina Court to consider the final approval of the settlement. The cash portion of the consideration is expected to be funded by Clovis’ insurance carriers. At June 30, 2017, the liability for the issuance of the shares and cash, including the amount to be reimbursed through insurance proceeds, was recorded to accrued liability for legal settlement on the Consolidated Balance Sheets in the amount of approximately $142.0 million and a receivable of approximately $25.0 million from the insurance carriers on the Consolidated Balance Sheets. Clovis will issue the Settlement Shares no later than 5 business days after the date the judgment is entered by the Medina Court approving the settlement whereby the issuance of the shares will be recorded in common stock and additional paid-in capital and the accrued liability for legal settlement will be cleared.

On July 14, 2017, the Medina Court issued an order preliminarily approving the settlement. A final hearing to determine whether the settlement should be approved is scheduled for October 26, 2017.

On January 22, 2016, the Electrical Workers Local #357 Pension and Health & Welfare Trusts, a purported shareholder of Clovis, filed a purported class action complaint (the “Electrical Workers Complaint”) against Clovis and certain of its officers, directors, investors and underwriters in the Superior Court of the State of California, County of San Mateo. The Electrical Workers Complaint purports to be asserted on behalf of a class of persons who purchased stock in the July 2015 Offering. The Electrical Workers Complaint generally alleges that the defendants violated the Securities Act because the offering documents for the July 2015 Offering contained allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib. The Electrical Workers Complaint seeks unspecified damages. On June 30, 2016, the Electrical Workers Plaintiffs filed an amended complaint asserting substantially similar claims (the “Electrical Workers Amended Complaint”).

On September 23, 2016, following briefing and after hearing oral argument, the Electrical Workers Court granted defendants’ motion to stay proceedings pending resolution of the Medina action. Per the order to stay proceedings, the parties’ first status report as to the progress of the Medina action was filed on March 23, 2017. The parties’ second status report is due on September 21, 2017.

The Company intends to vigorously defend against the allegations in the Electrical Workers Amended Complaint, but there can be no assurance that the defense will be successful.

On November 10, 2016, Antipodean Domestic Partners (“Antipodean”) filed a complaint (the “Antipodean Complaint”) against Clovis and certain of its officers, directors and underwriters in New York Supreme Court, County of New York. The Antipodean Complaint alleges that the defendants violated certain sections of the Securities Act by making allegedly false statements to Antipodean and in the Offering Materials for the July 2015 Offering relating to the efficacy of rociletinib, its safety profile, and its prospects for market success. In addition to the Securities Act claims, the Antipodean Complaint also asserts Colorado state law claims and common law claims. Both the state law and common law claims are based on allegedly false and misleading statements regarding rociletinib’s progress toward FDA approval. The Antipodean Complaint seeks compensatory, recessionary, and punitive damages.

On December 15, 2016, the Antipodean Plaintiffs filed an amended complaint (the “Antipodean Amended Complaint”) asserting substantially the same claims against the same defendants and purporting to correct certain details in the original Antipodean Complaint.

On January 31, 2017, Defendants filed a motion to stay the Antipodean action pending resolution of the Medina action in the District of Colorado. Defendants also filed a motion to dismiss the Antipodean Amended Complaint on March 29, 2017. A hearing on both motions is scheduled for August 8, 2017.

On March 14, 2017, the Clovis Defendants and Antipodean participated in a mediation, which did not result in a settlement. The Company intends to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful.

Clovis received a letter dated May 31, 2016 from an alleged owner of its common stock, which purports to set forth a demand for inspection of certain of our books and records pursuant to 8 Del. C. § 220 (the “Macalinao Demand Letter”). Clovis also received a letter dated December 15, 2016 from a second alleged owner of Clovis common stock, which purports to set forth a similar demand for inspection of the Company’s books and records pursuant to 8 Del. C. § 220 (the “McKenry Demand Letter”). Both the Macalinao and McKenry Demand Letters were purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. Clovis submitted a response to the Macalinao Demand Letter on June 24, 2016, and likewise submitted a response to the McKenry Demand Letter on January 4, 2017. The Company produced certain books and records in response to the Macalinao and McKenry Demand Letters in January and February 2017, respectively.

In March 2017, Macalinao and McKenry (the “Derivative Plaintiffs”) filed shareholder derivative complaints against certain directors and officers of the Company in the Court of Chancery of the State of Delaware. On May 4, 2017, the Macalinao and McKenry actions were consolidated for all purposes in a single proceeding under the caption In re Clovis Oncology, Inc. Derivative Litigation, Case No, 2017-0222 (the “Consolidated Derivative Action”).

On May 18, 2017, the Derivative Plaintiffs filed the Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”). The Consolidated Derivative Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations of the

Company’s business operations and prospects, failing to ensure that the TIGER-X clinical trial was being conducted in accordance with applicable rules, regulations and protocols, and engaging in insider trading. The Consolidated Derivative Complaint purported to rely on documents produced by the Company in response to the Macalinao and McKenry Demand Letters. The Consolidated Derivative Complaint sought, among other things, an award of money damages.

On July 13, 2017, the court ordered the following briefing schedule with respect to the defendants’ forthcoming motion to dismiss the Consolidated Derivative Complaint: Defendants’ motion to dismiss was due, and was filed, on July 31, 2017; Plaintiffs’ opposition is due on August 30, 2017; and Defendants’ reply is due on September 14, 2017.

The Company intends to vigorously defend against the allegations in the Consolidated Derivative Complaint, but there can be no assurance that the defense will be successful.

On May 10, 2017, John Solak, a purported shareholder of the Company, filed a shareholder derivative complaint in the Court of Chancery of the State of Delaware (the “Solak Complaint”) against certain directors and an officer of the Company. The Solak Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by adopting a compensation plan that overcompensated the non-employee director defendants, in relation to companies of comparable market capitalization and size. The Solak Complaint also alleged claims of waste of corporate assets and unjust enrichment due to this allegedly wrongful compensation plan. The Solak Complaint sought, among other things, an award of money damages and the imposition of corporate governance reforms.

On June 12, 2017, the parties in the Solak action entered into a stipulation extending the defendants’ time to respond to the Solak Complaint until August 11, 2017, which was entered by the Court on June 20, 2017.

The Company intends to vigorously defend against the allegations in the Solak Complaint, but there can be no assurance that the defense will be successful.

On March 20, 2017, a purported shareholder of the Company, filed a shareholder derivative complaint (the “Guo Complaint”) against certain officers and directors of the Company in the United States District Court for the District of Colorado. The Guo Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by either recklessly or with gross negligence approving or permitting misrepresentations of the Company’s business operations and prospects. The Guo Complaint also alleged claims for waste of corporate assets and unjust enrichment. Finally, the Guo Complaint alleged that certain of the individual defendants violated Section 14(a) of the Securities Exchange Act, by allegedly negligently issuing, causing to be issued, and participating in the issuance of materially misleading statements to stockholders in the Company’s Proxy Statement on Schedule DEF 14A in connection with the 2015 Annual Meeting of Stockholders, held on June 11, 2015. The Guo Complaint sought, among other things, an award of money damages.

On June 19, 2017, the parties filed a joint motion to stay the Guo action pending resolution of the motion to dismiss the Consolidated Derivative Complaint. On June 20, 2017, the court granted the motion to stay.

The Company intends to vigorously defend against the allegations in the Guo Complaint, but there can be no assurance that the defense will be successful.

In addition, the Company has received inquiries and requests for information from governmental agencies, including the U.S. Securities and Exchange Commission and the U.S. Department of Justice, relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. The Company is continuing to cooperate with these agencies with respect to their investigations. The proposed settlement of the Medina action does not resolve these inquiries and the Company cannot predict their timing or outcome.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture dated as of September 9, 2014, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Erle T. Mast.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.20+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.21+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.22+(6)	Indemnification Agreement, dated as of March 22, 2012, between Clovis Oncology, Inc. and Steven L. Hoerter.

10.23+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.24+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.25(7)

Stock Purchase Agreement, dated as of November 19, 2013, by and among the Company, EOS, the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.26*(7)

Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.p.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.27*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

10.28+(12)	Indemnification Agreement, dated as of January 29, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.29+(12)	Employment Agreement, dated as of February 25, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.30+(12)	Indemnification Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.31+(12)	Employment Agreement, dated as of January 26, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.32+(9)	Indemnification Agreement, dated as of February 17, 2016, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.33+(15)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.34+(10)	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.35*(11)	First Amendment to License Agreement, by and between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.36+(13)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.37*(13)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

10.38*(14)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017

21.1	List of Subsidiaries of Clovis Oncology, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.

(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(10)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(12)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(13)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(14)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.

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

Date: August 3, 2017	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Senior Vice President of Finance and Principal Financial and Accounting Officer