Form 10-Q
period 2017-09-30
Clovis Oncology, Inc.
filed 2017-11-02
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017.
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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 27, 2017 was 49,014,867.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)

Product revenue, net	$16,806	$—	$38,471	$—
Operating expenses:
Cost of sales - product	3,026	—	6,920	—
Cost of sales - intangible asset amortization	372	—	1,115	—
Research and development	38,924	54,338	104,479	196,675
Selling, general and administrative	35,011	9,162	100,384	28,541
Acquired in-process research and development	—	500	—	800
Impairment of intangible asset	—	—	—	104,517
Change in fair value of contingent purchase consideration	—	—	—	(24,936)
Total expenses	77,333	64,000	212,898	305,597
Operating loss	(60,527)	(64,000)	(174,427)	(305,597)
Other income (expense):
Interest expense	(2,618)	(2,108)	(7,796)	(6,318)
Foreign currency loss	(44)	(66)	(127)	(434)
Legal settlement loss, net of insurance receivable	—	—	(117,000)	—
Other income	1,291	252	2,237	473
Other expense, net	(1,371)	(1,922)	(122,686)	(6,279)
Loss before income taxes	(61,898)	(65,922)	(297,113)	(311,876)
Income tax benefit	1,234	227	2,599	33,467
Net loss	$(60,664)	$(65,695)	$(294,514)	$(278,409)
Other comprehensive income:
Foreign currency translation adjustments, net of tax	1,595	58	4,874	2,190
Net unrealized gain (loss) on available-for-sale securities, net of tax	10	(18)	5	260
Other comprehensive income	1,605	40	4,879	2,450
Comprehensive loss	$(59,059)	$(65,655)	$(289,635)	$(275,959)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.24)	$(1.70)	$(6.39)	$(7.24)
Basic and diluted weighted average common shares outstanding	48,917	38,538	46,062	38,429

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	September 30,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$611,472	$216,186
Accounts receivable, net	—	121
Insurance receivable	25,000	—
Inventories	5,345	—
Available-for-sale securities	16,499	49,997
Prepaid research and development expenses	2,853	6,427
Deposit on inventory	31,818	—
Other current assets	5,911	6,679
Total current assets	698,898	279,410
Property and equipment, net	4,070	4,440
Intangible assets, net	19,932	21,047
Goodwill	64,253	57,192
Other assets	18,206	2,468
Total assets	$805,359	$364,557
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$14,308	$10,912
Accrued research and development expenses	21,344	35,198
Deferred revenue	2,755	—
Milestone liability	21,511	20,062
Accrued liability for legal settlement	142,000	—
Other accrued expenses	17,467	19,487
Total current liabilities	219,385	85,659
Deferred income taxes, net	421	—
Convertible senior notes	282,082	281,126
Deferred rent, long-term	4,282	1,406
Total liabilities	506,170	368,191
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at September 30, 2017 and December 31, 2016; 49,002,468 and 38,724,090 shares issued and outstanding at September 30, 2017 and December 31, 2016 respectively	49	39
Additional paid-in capital	1,767,397	1,174,950
Accumulated other comprehensive loss	(42,701)	(47,580)
Accumulated deficit	(1,425,556)	(1,131,043)
Total stockholders' equity (deficit)	299,189	(3,634)
Total liabilities and stockholders' equity (deficit)	$805,359	$364,557

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2017	2016

Operating activities
Net loss	$(294,514)	$(278,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	32,201	29,744
Depreciation and amortization	1,911	819
Amortization of premiums and discounts on available-for-sale securities	6	190
Amortization of debt issuance costs	956	928
Legal settlement loss, net of insurance receivable	117,000	—
Impairment of intangible asset	—	104,517
Change in fair value of contingent purchase consideration	—	(24,661)
Loss on disposal of property and equipment	—	105
Deferred income taxes	(2,403)	(33,320)
Changes in operating assets and liabilities:
Accounts receivable	121	—
Inventory	(5,345)	—
Prepaid and accrued research and development expenses	(16,284)	(14,877)
Deposit on inventory	(31,818)	—
Other operating assets	(4,156)	2,358
Accounts payable	5,050	(322)
Other accrued expenses	1,949	923
Net cash used in operating activities	(195,326)	(212,005)
Investing activities
Purchases of property and equipment	(416)	(761)
Deposits for purchases of property and equipment	(2,515)	65
Purchases of available-for-sale securities	(180,000)	—
Maturities of available-for-sale securities	213,500	175,000
Acquired in-process research and development - milestone payment	(1,100)	—
Net cash provided by investing activities	29,469	174,304
Financing activities
Proceeds from the sale of common stock, net of issuance costs	545,838	—
Proceeds from the exercise of stock options and employee stock purchases	14,419	2,602
Net cash provided by financing activities	560,257	2,602
Effect of exchange rate changes on cash and cash equivalents	886	67
Increase (decrease) in cash and cash equivalents	395,286	(35,032)
Cash and cash equivalents at beginning of period	216,186	278,756
Cash and cash equivalents at end of period	$611,472	$243,724
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,188	$7,188
Non-cash investing and financing activities:
Vesting of restricted stock units	$9,449	$157

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

On December 19, 2016, the FDA approved Rubraca® (rucaparib) tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. We began selling Rubraca in the U.S. in the fourth quarter of 2016. Rucaparib is being studied as a potential maintenance therapy for ovarian cancer patients in the ARIEL3 trial. On June 19, 2017, we announced that the ARIEL3 trial successfully achieved the primary endpoint of improved progression-free survival (“PFS”) by investigator review in each of three populations studied. PFS was also improved in the rucaparib group compared with placebo by blinded independent central review (“BICR”), a key secondary endpoint. Based on these findings, we submitted a supplemental New Drug Application (“sNDA”) in October 2017 for a second-line or later maintenance treatment indication for all women with platinum-sensitive ovarian cancer who have responded to their most recent platinum therapy.

Our Marketing Authorization Application (“MAA”) for rucaparib that we submitted to the European Medicines Agency (“EMA”) for an ovarian cancer treatment indication is currently under review. We anticipate an opinion from the Committee for Medicinal Products for Human Use (“CHMP”) in late 2017, and, if we receive a favorable opinion from the CHMP, a potential approval from the EMA may follow during the first quarter of 2018.  Following a potential approval for the treatment indication, we intend to submit a variation to the MAA for the second-line or later maintenance treatment indication, for which we anticipate a potential approval during the third quarter of 2018.

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

In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.6 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and, if approved by the EMA, in Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

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

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Revenue is recorded net of estimated rebates, chargebacks, discounts and other deductions as well as estimated product returns (collectively, “sales deductions”). Although the specialty distributor and specialty pharmacy providers are our customers, we recognize revenue on product sales once the product is resold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, therefore reducing the significance of estimates made for product returns. To date, we have had minimal product returns and we currently do not have an accrual for product returns. We will continue to assess our estimate for product returns as we gain additional historical experience.

Cost of Sales – Product

Product cost of sales consists primarily of materials, third-party manufacturing costs as well as freight and royalties owed to our licensing partners for Rubraca sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the manufacturing costs of Rubraca units recognized as revenue during the three and nine months ended September 30, 2017 were expensed prior to the December 19, 2016 FDA approval, and therefore, a minimal amount is included in costs of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales during the fourth quarter of 2017.

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

Recently Issued Accounting Standards

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

We have begun a comprehensive scoping process to identify and disaggregate all revenue streams that may be impacted by the adoption of ASC 606. To date, we have examined our revenue recognition policy specific to revenue streams from representative contracts governing product sales from Rubraca and have come to preliminary conclusions on the impact of the new standard using the 5-step process prescribed by ASC 606. We have reviewed a representative sample of contracts, including our collaboration agreements with Servier and Bristol-Myers Squibb discussed in Note 12, License Agreements, and determined the potential impact to our accounting policies, financial controls and operations. Our preliminary conclusions include recognizing revenue on product sales once the product is sold to the specialty distributor and specialty pharmacy providers. We have not yet completed our final review of the impact of this guidance including the new disclosure requirements, as we are continuing to evaluate the impacts of adoption. We continue to monitor additional changes, modifications, clarifications or interpretations being undertaken by the FASB, which may impact our preliminary conclusions.

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

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which we would be required to apply modification accounting under ASC 718. Specifically, we would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures should we have a modification to our share-based payment awards in the future.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2017
Assets:
Money market	$590,037	$590,037	$—	$—
U.S. treasury securities	16,499	—	16,499	—
Total assets at fair value	$606,536	$590,037	$16,499	$—
December 31, 2016
Assets:
Money market	$202,361	$202,361	$—	$—
U.S. treasury securities	49,997	—	49,997	—
Total assets at fair value	$252,358	$202,361	$49,997	$—

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three and nine months ended September 30, 2017.

Financial instruments not recorded at fair value include our convertible senior notes. At September 30, 2017, the carrying amount of the convertible senior notes was $282.1 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $444.2 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the Notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Convertible Senior Notes for discussion of the convertible senior notes.

4. Available-for-Sale Securities

As of September 30, 2017, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$16,498	$1	$—	$16,499

As of December 31, 2016, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$50,004	$—	$(7)	$49,997

As of September 30, 2017, there were no available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months.

As of September 30, 2017, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$16,498	$16,499
Due in one year to two years	—	—
Total	$16,498	$16,499

5. Inventories

The following table presents inventories as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
Work in process	3,482	—
Finished goods	1,863	—
Total inventories	5,345	—

Some of the costs related to our finished goods on-hand as of September 30, 2017 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016.

At September 30, 2017, deposit on inventory on the Consolidated Balance Sheets is a cash deposit of $31.8 million made to a manufacturer for the purchase of inventory which we expect to be converted to finished goods within the next twelve months.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Receivable from partners	$64	$2,882
Prepaid insurance	604	1,234
Prepaid expenses - other	3,811	2,109
Receivable - other	1,274	364
Other	158	90
Total	$5,911	$6,679

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
Intangible asset - milestones	$21,100	$21,100
Accumulated amortization	(1,168)	(53)
Total intangible asset, net	$19,932	$21,047

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031.

We recorded amortization expense of $0.4 million and $1.2 million related to capitalized milestone payments during the three and nine months ended September 30, 2017, respectively, included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss. There was no amortization expense during the three and nine months ended September 30, 2016.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2017 (remaining)	$372
2018	1,486
2019	1,486
2020	1,486
2021	1,486
Thereafter	13,616
$19,932

The change in goodwill established as part of the purchase accounting of EOS in November 2013 consisted of the following (in thousands):

Balance at December 31, 2016	$57,192
Change in foreign currency gains and losses	7,061
Balance at September 30, 2017	$64,253

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	September 30,	December 31,
	2017	2016
Accrued personnel costs	$9,770	$15,850
Accrued interest payable	299	2,096
Income tax payable	74	556
Accrued corporate legal fees and professional services	612	589
Accrued royalties	2,932	—
Accrued sales deductions	1,254	—
Accrued expenses - other	2,526	396
Total	$17,467	$19,487

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

In connection with the issuance of the Notes, we incurred $9.2 million of debt issuance costs. The debt issuance costs are presented as a deduction from convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Notes using the effective interest method. We determined the expected life of the debt was equal to the seven-year term of the Notes. As of September 30, 2017 and December 31, 2016, the balance of unamortized debt issuance costs was $5.4 million and $6.4 million, respectively.

The following table sets forth total interest expense recognized during the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Contractual interest expense	$1,797	$1,797	$5,391	$5,390
Accretion of interest on milestone liability	500	—	1,449	—
Amortization of debt issuance costs	321	311	956	928
Total interest expense	$2,618	$2,108	$7,796	$6,318

10. Stockholders’ Equity

Common Stock

In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.6 million, after deducting underwriting discounts and commissions and offering expenses.

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended September 30, 2017 and 2016, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2017	2016	2017	2016	2017	2016
Balance at July 1,	$(44,155)	$(44,945)	$(151)	$(105)	$(44,306)	$(45,050)
Other comprehensive income (loss)	2,510	115	15	(29)	2,525	86
Total before tax	(41,645)	(44,830)	(136)	(134)	(41,781)	(44,964)
Tax effect	(915)	(57)	(5)	11	(920)	(46)
Balance at September 30,	$(42,560)	$(44,887)	$(141)	$(123)	$(42,701)	$(45,010)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the nine months ended September 30, 2017 and 2016 as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2017	2016	2017	2016	2017	2016
Balance at January 1,	$(47,434)	$(47,077)	$(146)	$(383)	$(47,580)	$(47,460)
Other comprehensive income (loss)	7,695	3,526	8	412	7,703	3,938
Total before tax	(39,739)	(43,551)	(138)	29	(39,877)	(43,522)
Tax effect	(2,821)	(1,336)	(3)	(152)	(2,824)	(1,488)
Balance at September 30,	$(42,560)	$(44,887)	$(141)	$(123)	$(42,701)	$(45,010)

The period change in each of the periods presented was primarily due to the currency translation of the goodwill and deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in each of the three and nine months ended September 30, 2017 and 2016.

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and nine months ended September 30, 2017 and 2016 was recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Research and development	$5,636	$7,039	$14,628	$20,962
Selling, general and administrative	7,001	2,164	17,573	8,782
Total share-based compensation expense	$12,637	$9,203	$32,201	$29,744

We did not recognize a tax benefit related to share-based compensation expense during the three and nine months ended September 30, 2017 and 2016, respectively, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of September 30, 2017.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the nine months ended September 30, 2017:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2016	5,520,482	$42.00
Granted	895,200
Exercised	(439,449)
Forfeited	(217,771)
Outstanding at September 30, 2017	5,758,462	$46.32	7.3	$211,301
Vested and expected to vest at September 30, 2017	5,436,766	$46.10	7.2	$200,599
Vested and exercisable at September 30, 2017	3,280,881	$44.09	6.2	$127,295

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $82.40 as of September 29, 2017, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and nine months ended September 30, 2017 and 2016 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Weighted-average grant date fair value per share	$60.81	$17.09	$48.39	$16.07
Intrinsic value of options exercised	$3,400	$930,417	$17,684	$1,555,342
Cash received from stock option exercises	$2,149	$687,332	$13,262	$1,094,855

As of September 30, 2017, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $77.5 million and the estimated weighted-average remaining vesting period was 2.5 years.

Restricted Stock

During 2016, we issued restricted stock units (“RSUs”) to certain employees under the 2011 Stock Incentive Plan. The RSUs vest either (i) over two years, with 50% vesting one year from the date of grant and the remaining 50% vesting two years from the date of grant or (ii) over four years, with 25% vesting one year from the date of grant and the remaining 75% vesting ratably each subsequent quarter over the following three years, as defined in the grant agreement. Vested RSUs are payable in shares of our common stock at the end of the vesting period. RSUs are measured based on the fair value of the underlying stock on the grant date. The minimum statutory tax on the value of common stock shares issued to employees upon vesting are paid by us through the sale of registered shares of our common stock.

The following table summarizes the activity relating to our unvested RSUs for the nine months ended September 30, 2017:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2016	562,458	$24.70
Granted	244,484	64.70
Vested	(136,795)	21.45
Forfeited	(33,807)	26.08
Unvested as of September 30, 2017	636,340	$40.69
Expected to vest after September 30, 2017	545,549	$40.35

As of September 30, 2017, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $18.9 million and the estimated weighted-average remaining vesting period was 3.2 years.

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

On July 31, 2017, we entered into a Master Clinical Trial Collaboration Agreement with Bristol-Myers Squibb Company (“BMS”). This agreement is a clinical collaboration agreement to evaluate the combination of Bristol-Myers Squibb’s immunotherapy Opdivo and Clovis’ Rubraca in pivotal phase 3 clinical trials in:

•

Advanced ovarian cancer: First-line maintenance treatment study to evaluate the Rubraca + Opdivo, Rubraca, Opdivo and placebo in newly diagnosed patients with stage III/IV high-grade ovarian, fallopian tube or primary peritoneal cancer who have completed platinum-based chemotherapy.

•

Advanced triple-negative breast cancers (TNBC): First-line study to evaluate Rubraca + Opdivo, Rubraca, Opdivo and chemotherapy in patients with stage IV or recurrent locally advanced inoperable TNBC associated with a homologous recombination deficiency (HRD).

The collaboration will also include a Phase 2 study to evaluate the safety and efficacy of Opdivo in combination with Rubraca in patients with metastatic castration-resistant prostate cancer (mCRPC). The Opdivo + Rubraca combination with mCRPC will be conducted as an arm of a larger BMS-sponsored study. The planned multi-arm clinical trials will be conducted in the U.S., Europe and possibly additional countries. Clovis will be the study sponsor and conducting party for the ovarian cancer study and BMS will be the study sponsor and conducting party for the breast and prostate cancer studies.

We are party to other product license agreements for our other drug candidates, lucitanib and rociletinib (see our 2016 Form 10-K for additional details). We and Les Laboratories Servier (“Servier”) are developing lucitanib pursuant to a global development plan agreed to between the parties. Servier is responsible for all of the global development costs for lucitanib up to €80.0 million. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between us and Servier. We recorded a $0.1 million and $1.3 million receivable at September 30, 2017 and December 31, 2016, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. For the three months ending September 30, 2017 and 2016, we incurred $0.2 million and $1.3 million, respectively, in research and development costs and recorded reductions in research and development expense of $0.0 million and $1.3 million, respectively, for reimbursable development costs due from Servier. For the nine months ending September 30, 2017 and 2016, we incurred $0.6 million and $7.4 million, respectively, in research and development costs and recorded reductions in research and development expense of $1.0 million and $7.7 million, respectively, for reimbursable development costs due from Servier.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Nine months ended September 30,
	2017	2016
Common shares under option	5,696	3,772
Convertible senior notes	4,646	4,646
Total potential dilutive shares	10,342	8,418

14. Commitments and Contingencies

Royalty and License Fee Commitments

We have entered into certain license agreements, as identified in Note 12, License Agreements, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. Our payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, we only recognize payment obligations which are probable and estimable as of the balance sheet date. Milestone liabilities of $21.5 million and $20.1 million are recorded on our Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, respectively, and relate to milestone payments for the licensing of our rucaparib product, which was approved by the FDA on December 19, 2016.

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient.  We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of September 30, 2017, $177.5 million of purchase commitments exist under the Agreement.

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

In November and December 2015, four purported shareholder class action complaints were filed in (or later transferred to) the United States District Court for the District of Colorado.  The complaints generally alleged that the Company and certain of its officers violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib.

On February 18, 2016, the Court consolidated the various actions into a single proceeding (“Medina”), under Case No. 1-15-cv-02546, and appointed M. Arkin (1999) LTD and Arkin Communications LTD (the “Arkin Plaintiffs”) as the lead plaintiffs and Bernstein Litowitz Berger & Grossmann LLP as lead counsel for the putative class.

On May 6, 2016, the Arkin Plaintiffs filed a consolidated complaint (the “Consolidated Complaint”), adding additional defendants, claims, including under the Securities Act of 1933 (the “Securities Act”) relating to a follow-on offering of Clovis securities in July 2015 (the “July 2015 Offering”), and allegations relating to purportedly false and misleading statements concerning the efficacy and safety profile of rociletinib.

The Company defendants, along with underwriters and venture capital investors also named as defendants in the Consolidated Complaint, filed a motion to dismiss on July 27, 2016. On February 9, 2017, the Medina Court issued an opinion and order granting in part and denying in part the Company defendants’ motion to dismiss, granting in part and denying in part the underwriter defendants’ motion to dismiss, and granting the venture capital investor defendants’ motion to dismiss. On February 22, 2017, the Arkin Plaintiffs filed an amended consolidated class action complaint (the “Amended Complaint”), directed solely at re-pleading its Section 12(a) claims against the underwriter defendants.

On June 18, 2017, the Clovis Defendants entered into a stipulation and agreement of settlement with the Arkin Plaintiffs whereby Clovis will issue to the plaintiffs and participating class members a total consideration comprised of $25.0 million in cash and the issuance of 1,472,324 shares of Clovis common stock (the “Settlement Shares”). The cash portion of the consideration was funded by Clovis’ insurance carriers. At September 30, 2017, the liability for the issuance of the shares and cash, including the amount to be reimbursed through insurance proceeds, was recorded to accrued liability for legal settlement on the Consolidated Balance Sheets in the amount of $142.0 million and a receivable of $25.0 million from the insurance carriers on the Consolidated Balance Sheets. Clovis issued the Settlement Shares on November 2, 2017, whereby the issuance of the shares will be recorded in common stock and additional paid-in capital and the accrued liability for legal settlement will be cleared.

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

On July 14, 2017, the Medina Court issued an order preliminarily approving the settlement. On September 21, 2017, counsel for the Arkin Plaintiffs and counsel for the Clovis Defendants executed an amendment to the stipulation and agreement of settlement, which provided, among other things, that in the event that lead counsel sells the Settlement Shares, it will be required to liquidate all Settlement Shares, including shares attributable to the settlement class and those attributable to lead counsel’s court-awarded attorneys’ fees.

On October 26, 2017, the Medina Court entered a judgment approving the class action settlement. The judgment certified the putative class for settlement purpose, found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain exclusions and investor opt-outs, releases claims on behalf of the settlement class that were brought or could have been brought in the Medina action and forever bars and enjoins them from prosecuting such claims. Subject to any appeals, the judgment will become final, under the stipulation and agreement of settlement, within 30 days of entry.

On January 22, 2016, the Electrical Workers Local #357 Pension and Health & Welfare Trusts, a purported shareholder of Clovis, filed a purported class action complaint (the “Electrical Workers Complaint”) against Clovis and certain of its officers, directors, investors and underwriters in the Superior Court of the State of California, County of San Mateo (the “Electrical Workers Court”). The Electrical Workers Complaint purports to be asserted on behalf of a class of persons who purchased stock in the July 2015 Offering. The complaint asserted claims under certain provisions of the Securities Act relating to the July 2015 Offering based on substantially similar allegations to those asserted in the Medina action. On June 30, 2016, the Electrical Workers Plaintiffs filed an amended complaint adding new allegations (the “Amended Complaint”).

On July 28, 2016, the defendants filed a motion to stay the Electrical Workers action pending resolution of the Medina action and a demurrer to the Amended Complaint. On September 23, 2016, after hearing oral argument, the Electrical Workers Court granted the motion to stay and reserved on issuing a ruling on defendants’ pending demurrer.

The Company believes that the claims asserted in the Electrical Workers Action are released and barred by operation of law through the Medina settlement (discussed above), and accordingly plans to seek dismissal of the Electrical Workers Action on that basis.

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

On August 8, 2017, the parties participated in a scheduled hearing on Defendants’ motion to stay and motion to dismiss before Justice Masley of the New York Supreme Court, County of New York. At the hearing, Justice Masley granted Defendants’ motion to stay until after the October 26, 2017 hearing in the Medina action. Per the Court’s August 10, 2017 order, Defendants’ motion to dismiss is held in abeyance and will be deemed submitted on November 1, 2017.

The Company intends to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful.

Clovis received a letter dated May 31, 2016 from an alleged owner of its common stock, which purports to set forth a demand for inspection of certain of our books and records pursuant to 8 Del. C. § 220 (the “Macalinao Demand Letter”). Clovis also received a letter dated December 15, 2016 from a second alleged owner of Clovis common stock, which purports to set forth a similar demand for inspection of the Company’s books and records pursuant to 8 Del. C. § 220 (the “McKenry Demand Letter”). Both the Macalinao Demand Letter and McKenry Demand Letter were purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. The Company produced certain books and records in response to the Macalinao Demand Letter and McKenry Demand Letter in January and February 2017, respectively.

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

On May 18, 2017, the Derivative Plaintiffs filed a Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”). The Consolidated Derivative Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations of the Company’s business operations and prospects, failing to ensure that the TIGER-X clinical trial was being conducted in accordance with applicable rules, regulations and protocols, and engaging in insider trading. The Consolidated Derivative Complaint purported to rely on documents produced by the Company in response to the Macalinao Demand Letter and McKenry Demand Letter. The Consolidated Derivative Complaint sought, among other things, an award of money damages.

On July 31, 2017, the defendants filed a motion to dismiss the Consolidated Derivative Complaint. Plaintiffs filed an opposition to the motion to dismiss on August 31, 2017, and the defendants filed a reply in further support of the motion to dismiss on September 26, 2017. No date has been scheduled for argument on Defendants’ motion to dismiss the Consolidated Derivative Complaint.

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

On September 27, 2017, the Court entered an order extending the defendants’ time to respond to the Solak Complaint to October 31, 2017 based on, among other factors, the fact that the parties are engaged in discussions in an effort to resolve the Solak action. On October 31, 2017, the parties submitted a joint stipulation and proposed order to the Court seeking a further extension of the defendants’ response deadline to November 30, 2017, which order was entered by the Court on November 1, 2017.

The Company intends to vigorously defend against the allegations in the Solak Complaint, if the parties are unable to reach a consensual resolution, but there can be no assurance that the defense will be successful.

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

15. Subsequent Events

On October 26, 2017, the stipulation and agreement of settlement between the Clovis Defendants and the Arkin Plaintiffs was approved. Under the terms of the settlement, participating class members will receive total consideration comprised of $25.0 million in cash and the issuance of 1,472,324 Settlement Shares. The cash portion of the consideration was funded by Clovis’ insurance carriers. At September 30, 2017, the liability for the issuance of the shares and cash, including the amount to be reimbursed through insurance proceeds, was recorded to accrued liability for legal settlement on the Consolidated Balance Sheets in the amount of $142.0 million and a receivable of $25.0 million from the insurance carriers on the Consolidated Balance Sheets. On November 2, 2017, we issued 1,472,324 shares of Clovis common stock and recorded the issuance of shares in common stock and additional paid-in capital. In addition, we cleared the $142.0 million accrued liability and the $25.0 million receivable from the insurance carriers in October 2017.

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

Rucaparib is being studied as a potential maintenance therapy for ovarian cancer patients in the ARIEL3 trial. On June 19, 2017, we announced that the ARIEL3 trial successfully achieved the primary endpoint of improved PFS by investigator review in each of three populations studied. PFS was also improved in the rucaparib group compared with placebo by BICR, a key secondary endpoint. Based on these findings, we submitted a sNDA in October 2017 for a second-line or later maintenance treatment indication for all women with platinum-sensitive ovarian cancer who have responded to their most recent platinum therapy. Rucaparib is also being developed in patients with mutant BRCA tumors and other DNA repair deficiencies beyond BRCA – commonly referred to as homologous recombination deficiencies.  Studies open for enrollment or under consideration include prostate, breast, pancreatic, gastroesophageal, bladder and lung cancers.

Our MAA for rucaparib that we submitted to the EMA for an ovarian cancer treatment indication is currently under review. We anticipate an opinion from the CHMP in late 2017, and, if we receive a favorable opinion from the CHMP, a potential approval from the EMA may follow during the first quarter of 2018.  Following a potential approval for the treatment indication, we intend to submit a variation to the MAA for the second-line or later maintenance treatment indication, for which we anticipate a potential approval during the third quarter of 2018.

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

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. Through September 30, 2017, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier and have generated $38.5 million net product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of September 30, 2017, we had an accumulated deficit of $1,425.6 million. We incurred net losses of $294.5 million and $278.4 million for the nine months ended September 30, 2017 and 2016, respectively. The net loss for the nine months ended September 30, 2017 included a charge of $117.0 million related to a legal settlement. The net loss for the nine months ended September 30, 2016 included a charge of $104.5 million for the impairment of intangible asset and a gain of $24.9 million from a reduction in fair value of contingent purchase consideration. We had cash, cash equivalents and available-for-sale securities totaling $628.0 million at September 30, 2017.

We expect to incur significant losses for the foreseeable future, as we incur costs related to commercial activities associated with Rubraca. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.6 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and, if approved by the EMA, in Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on our current estimates, we believe that our cash, cash equivalents and available-for-sale securities will allow us to fund activities through at least the next 12 months. Until we can generate a sufficient amount of revenue from Rubraca, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

On July 31, 2017, we entered into a Master Clinical Trial Collaboration Agreement with Bristol-Myers Squibb Company (“BMS”). This agreement is a clinical collaboration agreement to evaluate the combination of Bristol-Myers Squibb’s immunotherapy Opdivo and Clovis’ Rubraca in pivotal phase 3 clinical trials in:

•

Advanced ovarian cancer: First-line maintenance treatment study to evaluate the Rubraca + Opdivo, Rubraca, Opdivo and placebo in newly diagnosed patients with stage III/IV high-grade ovarian, fallopian tube or primary peritoneal cancer who have completed platinum-based chemotherapy.

•

Advanced triple-negative breast cancers (TNBC): First-line study to evaluate Rubraca + Opdivo, Rubraca, Opdivo and chemotherapy in patients with stage IV or recurrent locally advanced inoperable TNBC associated with a homologous recombination deficiency (HRD).

The collaboration will also include a Phase 2 study to evaluate the safety and efficacy of Opdivo in combination with Rubraca in patients with metastatic castration-resistant prostate cancer (mCRPC). The Opdivo + Rubraca combination with mCRPC will be conducted as an arm of a larger BMS-sponsored study. The planned multi-arm clinical trials will be conducted in the U.S., Europe and possibly additional countries. Clovis will be the study sponsor and conducting party for the ovarian cancer study and BMS will be the study sponsor and conducting party for the breast and prostate cancer studies.

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

Sales Deductions

Estimating sales deductions requires significant judgments about future events and uncertainties, and requires us to rely heavily on assumptions, as well as historical experience. Estimated sales deductions are provided for the following:

•

Rebates. Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare coverage gap program. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. The accrual for rebates is based on statutory discount rates and known sales to specialty pharmacy patients, or expected utilization for specialty distributor sales to healthcare providers. As we gain more historical experience, the accrual will be based solely on the expected utilization from historical data we have accumulated since the Rubraca product launch. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates. If actual future rebates vary from estimates, we may need to adjust balances of such rebates to reflect our actual expenditures with respect to these programs, which would affect revenue in the period of adjustment.

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

•

Returns. Sales of our products are not subject to a general right of return at the point we recognize revenue, which is the point the product is sold to the patient or healthcare provider. To date, we have had minimal product returns and we currently do not have an accrual for product returns. We will continue to assess our estimate for product returns as we gain additional historical experience.

In the three and nine months ended September 30, 2017, we recorded net product revenue of $16.8 million and $38.5 million, respectively, related to sales of Rubraca, which we began to commercialize on December 19, 2016. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

Cost of Sales – Product

We recorded product cost of sales from sales of Rubraca in the three and nine months ended September 30, 2017.  Product cost of sales consists primarily of materials, third-party manufacturing costs as well as freight and royalties owed to our licensing partners for Rubraca sales. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the manufacturing costs of Rubraca units recognized as revenue during the three and nine months ended September 30, 2017 were expensed prior to the December 19, 2016 FDA approval, and therefore a minimal amount is included in costs of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories and we expect to use the remaining pre-commercialization inventory for product sales during the fourth quarter of 2017.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. As a result of the FDA approval of Rubraca and the discontinuation of enrollment in rociletinib, our research and development expenses decreased in both the three and nine months ended September 30, 2017 compared to the same periods in the prior year and are expected to decrease for the remainder of 2017 compared to prior year as we continue to commercialize Rubraca and commercialization related expenses are classified as selling, general and administrative expenses and not research and development costs.

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

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(in thousands)
Rucaparib Expenses
Research and development	$21,828	$25,773	$53,318	$74,709
Acquired in-process research and development	—	500	—	800
Rucaparib Total	21,828	26,273	53,318	75,509
Lucitanib Expenses
Research and development (a)	(222)	3	(321)	(211)
Lucitanib Total	(222)	3	(321)	(211)
Rociletinib Expenses
Research and development	$1,752	$3,040	6,471	40,455
Rociletinib Total	1,752	3,040	6,471	40,455
Personnel and other expenses	15,566	25,522	45,011	81,722
Total	$38,924	$54,838	$104,479	$197,475

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

Change in Fair Value of Contingent Purchase Consideration

In connection with the acquisition of EOS in November 2013, we also recorded a purchase consideration liability equal to the estimated fair value of future payments that are contingent upon the achievement of various regulatory and sales milestones. Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations. Changes in fair value are primarily attributed to new information about the likelihood of achieving such milestones and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time as we progress towards the achievement of future milestones. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer and lung cancer. At September 30, 2017, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets was zero due to the uncertainty of achieving any of the lucitanib regulatory milestones.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and revenue and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue deductions, intangible asset impairment, clinical trial accruals and share-based compensation expense. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of Three Months Ended September 30, 2017 and 2016:

The following table summarizes the results of our operations for the three months ended September 30, 2017 and 2016 (in thousands):

			Change
	Three months ended September 30,		Favorable/(Unfavorable)
	2017	2016	$	%

Product revenue, net	$16,806	$—	$16,806	n/a
Operating expenses:
Cost of sales - product	3,026	—	(3,026)	n/a
Cost of sales - intangible asset amortization	372	—	(372)	n/a
Research and development	38,924	54,338	15,414	28%
Selling, general and administrative	35,011	9,162	(25,849)	(282)%
Acquired in-process research and development	—	500	500	n/a
Total expenses	77,333	64,000	(13,333)	(21)%
Operating loss	(60,527)	(64,000)	3,473	5%
Other income (expense):
Interest expense	(2,618)	(2,108)	(510)	(24)%
Foreign currency loss	(44)	(66)	22	33%
Other income	1,291	252	1,039	(412)%
Other expense, net	(1,371)	(1,922)	551	29%
Loss before income taxes	(61,898)	(65,922)	4,024	6%
Income tax benefit	1,234	227	1,007	(444)%
Net loss	$(60,664)	$(65,695)	$5,031	8%

Product Revenue, Net. Product revenue for the three months ended September 30, 2017 was due to the recognition of $16.8 million of net product revenue from the sale of our first commercial product, Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Revenue is recorded net of sales deductions comprised of rebates, chargebacks and other discounts. Sales deductions represented approximately 7.4% of the gross product revenue recognized in the three months ended September 30, 2017 and are summarized as follows:

	Three months ended
	September 30, 2017
	$	% of Gross Sales
	(in thousands)

Gross product revenue	$18,144	100.0%
Sales deductions:
Government rebates and chargebacks	748	4.1%
Discounts and fees	590	3.3%
Total sales deductions	1,338	7.4%
Product revenue, net	$16,806	92.6%

Cost of Sales – Product. Product cost of sales for the three months ended September 30, 2017 of $3.0 million primarily relate to freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the quarter were expensed as incurred based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, and therefore, a minimal amount is included as product cost of sales for the three months ended September 30, 2017. We expect cost of sales to increase in relation to product revenues once we deplete these inventories during the fourth quarter 2017.

Cost of Sales – Intangible Asset Amortization. In the three months ended September 30, 2017, we recognized cost of sales of $0.4 million associated with the amortization of capitalized milestone payments related to the FDA approval of Rubraca. Prior to the FDA approval on December 16, 2016, all acquired license and milestone payments were expensed as incurred.

Research and Development Expenses. Research and development expenses decreased during the three months ended September 30, 2017 compared to the same period in the prior year primarily due to lower research and development costs for rucaparib and rociletinib and classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses. In the three months ended September 30, 2017, Rubraca commercialization costs included in selling, general and administrative expenses were $22.3 million.

Clinical trial costs for rucaparib were relatively flat compared to the same quarter a year ago as higher costs from enrollment in ARIEL4, our confirmatory ovarian cancer trials, and enrollment in our TRITON2 and TRITON3 studies for prostate cancer were largely offset by lower costs for the ARIEL2 and ARIEL3 studies, which have completed enrollment. Clinical supply and related manufacturing development costs were $4.3 million lower than the third quarter of 2016 due to the capitalization of these costs subsequent to the FDA approval of rucaparib.

Clinical trial costs for rociletinib were $2.7 million lower than the third quarter of 2016 primarily due to the completion of patient enrollment for all of the TIGER studies in non-small cell lung cancer. Clinical supply and related manufacturing development costs were $0.7 million higher than the third quarter of 2016 driven by timing of production to support our clinical studies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended September 30, 2017 compared to the same period in the prior year primarily due to classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses.

Comparison of Nine Months Ended September 30, 2017 and 2016:

The following table summarizes the results of our operations for the nine months ended September 30, 2017 and 2016 (in thousands):

			Change
	Nine months ended September 30,		Favorable/(Unfavorable)
	2017	2016	$	%

Product revenue, net	$38,471	$—	$38,471	n/a
Operating expenses:
Cost of sales - product	6,920	—	(6,920)	n/a
Cost of sales - intangible asset amortization	1,115	—	(1,115)	n/a %
Research and development	104,479	196,675	92,196	47%
Selling, general and administrative	100,384	28,541	(71,843)	(252)%
Acquired in-process research and development	—	800	800	n/a
Impairment of intangible asset	—	104,517	104,517	n/a
Change in fair value of contingent purchase consideration	—	(24,936)	(24,936)	n/a
Total expenses	212,898	305,597	92,699	30%
Operating loss	(174,427)	(305,597)	131,170	42.92%
Other income (expense):
Interest expense	(7,796)	(6,318)	(1,478)	(23.39)%
Foreign currency loss	(127)	(434)	307	70.74%
Legal settlement loss, net of insurance receivable	(117,000)	—	(117,000)	n/a
Other income	2,237	473	1,764	373%
Other expense, net	(122,686)	(6,279)	(116,407)	(1,853.91)%
Loss before income taxes	(297,113)	(311,876)	14,763	4.73%
Income tax benefit	2,599	33,467	(30,868)	(92)%
Net loss	$(294,514)	$(278,409)	$(16,105)	(6)%

Product Revenue, Net. Product revenue for the nine months ended September 30, 2017 was due to the recognition of $38.5 million of net product revenue from the sale of our first commercial product, Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Revenue is recorded net of sales deductions comprised of rebates, chargebacks and other discounts. Sales deductions represented approximately 8.2% of the gross product revenue recognized in the nine months ended September 30, 2017 and are summarized as follows:

	Nine months ended
	September 30, 2017
	$	% of Gross Sales
	(in thousands)

Gross product revenue	$41,923	100.0%
Sales deductions:
Government rebates and chargebacks	1,820	4.3%
Discounts and fees	1,632	3.9%
Total sales deductions	3,452	8.2%
Product revenue, net	$38,471	91.8%

Cost of Sales – Product. Product cost of sales for the nine months ended September 30, 2017 of $6.9 million relate to freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the quarter were expensed as incurred based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, and therefore, a minimal amount is included as product cost of sales for the nine months ended September 30, 2017. We expect cost of sales to increase in relation to product revenues once we deplete these inventories during the fourth quarter of 2017.

Cost of Sales – Intangible Asset Amortization. In the nine months ended September 30, 2017, we recognized cost of sales of $1.1 million associated with the amortization of capitalized milestone payments related to the FDA approval of Rubraca. Prior to the FDA approval on December 19, 2016, all acquired license and milestone payments were expensed as incurred.

Research and Development Expenses. Research and development expenses decreased during the nine months ended September 30, 2017 compared to the same period in the prior year primarily due to lower research and development costs for rucaparib and rociletinib and classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses. In the nine months ended September 30, 2017, Rubraca commercialization costs included in selling, general and administrative expenses were $69.3 million.

Clinical trial costs for rucaparib were $1.5 million lower compared to the same period a year ago as higher costs from enrollment in ARIEL4, our confirmatory ovarian cancer trials, and enrollment in our TRITON2 and TRITON3 studies for prostate cancer were largely offset by lower costs for the ARIEL2 and ARIEL3 studies, which have completed enrollment. Diagnostic development costs were $4.6 million lower compared to the prior year as the prior year included the costs associated with our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib. Finally, clinical supply and related manufacturing development costs were $11.3 million lower than 2016 due to the capitalization of these costs subsequent to the FDA approval of rucaparib.

Clinical trial costs for rociletinib were $21.2 million lower than 2016 primarily due to the completion of patient enrollment for all of the TIGER studies in non-small cell lung cancer. Clinical supply and related manufacturing development costs were $6.5 million lower than 2016 driven by timing of production to support our clinical studies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the nine months ended September 30, 2017 compared to the same period in the prior year primarily due mainly to classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses.

Impairment of Intangible Asset. During the second quarter of 2016, we recorded a $104.5 million impairment charge to the IPR&D intangible asset relating to our lucitanib product candidate. This reduction in the estimated fair value was the result of our and our development partner’s decision to discontinue the development of lucitanib for breast cancer and lung cancer.

Change in Fair Value of Contingent Purchase Consideration. Change in fair value of contingent purchase consideration totaled ($24.9) million for the nine months ended September 30, 2016, which is due to a $25.5 million reduction in the fair value of the contingent purchase consideration liability we recorded during the second quarter of 2016 due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer and lung cancer.

Legal Settlement Loss, Net of Insurance Receivable. During the second quarter of 2017, we recorded a $117.0 million legal settlement loss, net of insurance receivable related to a stipulation agreement of settlement entered into between the Clovis Defendants and the Arkin Plaintiffs whereby Clovis will issue the plaintiff and participating class members a total consideration comprised of $25.0 million in cash and the issuance of the Settlement Shares. The cash portion of the consideration is expected to be funded by Clovis’ insurance carriers.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.6 million, after deducting underwriting discounts and commissions and offering expenses. At September 30, 2017, we had cash, cash equivalents and available-for-sale securities totaling $628.0 million.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2017 and 2016 (in thousands):

	Nine months ended September 30,
	2017	2016

Net cash used in operating activities	$(195,326)	$(212,005)
Net cash provided by investing activities	29,469	174,304
Net cash provided by financing activities	560,257	2,602
Effect of exchange rate changes on cash and cash equivalents	886	67
Net increase (decrease) in cash and cash equivalents	$395,286	$(35,032)

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the nine months ended September 30, 2017 compared to the same period in the prior year due to a lower net loss as adjusted for non-cash items, partially offset by increases in the operating assets needed to support the commercialization of Rubraca, most notably related to inventory.

Investing Activities

Net cash used provided by investing activities for the nine months ended September 30, 2017 includes purchases of available-for-sale securities of $180.0 million offset by cash from maturities of available-for-sale securities of $213.5 million. Net cash provided by investing activities in the same period in the prior year was mainly the result of maturities of available-for-sale securities of $175.0 million in that period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 includes $14.4 million and $2.6 million, respectively, received from employee stock option exercises. In addition, we completed the sale of $545.8 million of common stock, net of issuance costs, during the nine months ended September 30, 2017.

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

As of September 30, 2017, we had cash, cash equivalents and available-for-sale securities totaling $628.0 million and total current liabilities of $219.4 million. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.6 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including commercial planning and sales and marketing expenses associated with the launch of Rubraca in the United States and, if approved by the EMA, in Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2017, we had cash, cash equivalents and available-for-sale securities of $628.0 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

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

As of September 30, 2017, $177.5 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of September 30, 2017, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by approximately $16.1 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by approximately $19.7 million.

While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of both September 30, 2017 and December 31, 2016, approximately 1% of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, management performed an evaluation as of September 30, 2017 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In November and December 2015, four purported shareholder class action complaints were filed in (or later transferred to) the United States District Court for the District of Colorado.  The complaints generally alleged that the Company and certain of its officers violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib.

On February 18, 2016, the Court consolidated the various actions into a single proceeding (“Medina”), under Case No. 1-15-cv-02546, and appointed M. Arkin (1999) LTD and Arkin Communications LTD (the “Arkin Plaintiffs”) as the lead plaintiffs and Bernstein Litowitz Berger & Grossmann LLP as lead counsel for the putative class.

On May 6, 2016, the Arkin Plaintiffs filed a consolidated complaint (the “Consolidated Complaint”), adding additional defendants, claims, including under the Securities Act of 1933 (the “Securities Act”) relating to a follow-on offering of Clovis securities in July 2015 (the “July 2015 Offering”), and allegations relating to purportedly false and misleading statements concerning the efficacy and safety profile of rociletinib.

The Company defendants, along with underwriters and venture capital investors also named as defendants in the Consolidated Complaint, filed a motion to dismiss on July 27, 2016. On February 9, 2017, the Medina Court issued an opinion and order granting in part and denying in part the Company defendants’ motion to dismiss, granting in part and denying in part the underwriter defendants’ motion to dismiss, and granting the venture capital investor defendants’ motion to dismiss. On February 22, 2017, the Arkin Plaintiffs filed an amended consolidated class action complaint (the “Amended Complaint”), directed solely at re-pleading its Section 12(a) claims against the underwriter defendants.

On June 18, 2017, the Clovis Defendants entered into a stipulation and agreement of settlement with the Arkin Plaintiffs whereby Clovis will issue to the plaintiffs and participating class members a total consideration comprised of $25.0 million in cash and the issuance of 1,472,324 shares of Clovis common stock (the “Settlement Shares”). The cash portion of the consideration was funded by Clovis’ insurance carriers. At September 30, 2017, the liability for the issuance of the shares and cash, including the amount to be reimbursed through insurance proceeds, was recorded to accrued liability for legal settlement on the Consolidated Balance Sheets in the amount of $142.0 million and a receivable of $25.0 million from the insurance carriers on the Consolidated Balance Sheets. Clovis issued the Settlement Shares on November 2, 2017, whereby the issuance of the shares will be recorded in common stock and additional paid-in capital and the accrued liability for legal settlement will be cleared.

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

On July 14, 2017, the Medina Court issued an order preliminarily approving the settlement. On September 21, 2017, counsel for the Arkin Plaintiffs and counsel for the Clovis Defendants executed an amendment to the stipulation and agreement of settlement, which provided, among other things, that in the event that lead counsel sells the Settlement Shares, it will be required to liquidate all Settlement Shares, including shares attributable to the settlement class and those attributable to lead counsel’s court-awarded attorneys’ fees.

On October 26, 2017, the Medina Court entered a judgment approving the class action settlement. The judgment certified the putative class for settlement purpose, found that the settlement is fair, reasonable, and adequate in all respects, and subject to certain exclusions and investor opt-outs, releases claims on behalf of the settlement class that were brought or could have been brought in the Medina action and forever bars and enjoins them from prosecuting such claims. Subject to any appeals, the judgment will become final, under the stipulation and agreement of settlement, within 30 days of entry.

On January 22, 2016, the Electrical Workers Local #357 Pension and Health & Welfare Trusts, a purported shareholder of Clovis, filed a purported class action complaint (the “Electrical Workers Complaint”) against Clovis and certain of its officers, directors, investors and underwriters in the Superior Court of the State of California, County of San Mateo (the “Electrical Workers Court”). The Electrical Workers Complaint purports to be asserted on behalf of a class of persons who purchased stock in the July 2015 Offering. The complaint asserted claims under certain provisions of the Securities Act relating to the July 2015 Offering based on substantially similar allegations to those asserted in the Medina action. On June 30, 2016, the Electrical Workers Plaintiffs filed an amended complaint adding new allegations (the “Amended Complaint”).

On July 28, 2016, the defendants filed a motion to stay the Electrical Workers action pending resolution of the Medina action and a demurrer to the Amended Complaint. On September 23, 2016, after hearing oral argument, the Electrical Workers Court granted the motion to stay and reserved on issuing a ruling on defendants’ pending demurrer.

The Company believes that the claims asserted in the Electrical Workers Action are released and barred by operation of law through the Medina settlement (discussed above), and accordingly plans to seek dismissal of the Electrical Workers Action on that basis.

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

On August 8, 2017, the parties participated in a scheduled hearing on Defendants’ motion to stay and motion to dismiss before Justice Masley of the New York Supreme Court, County of New York. At the hearing, Justice Masley granted Defendants’ motion to stay until after the October 26, 2017 hearing in the Medina action. Per the Court’s August 10, 2017 order, Defendants’ motion to dismiss is held in abeyance and will be deemed submitted on November 1, 2017.

The Company intends to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful.

Clovis received a letter dated May 31, 2016 from an alleged owner of its common stock, which purports to set forth a demand for inspection of certain of our books and records pursuant to 8 Del. C. § 220 (the “Macalinao Demand Letter”). Clovis also received a letter dated December 15, 2016 from a second alleged owner of Clovis common stock, which purports to set forth a similar demand for inspection of the Company’s books and records pursuant to 8 Del. C. § 220 (the “McKenry Demand Letter”). Both the Macalinao Demand Letter and McKenry Demand Letter were purportedly made for the purposes of investigating alleged misconduct at the Company relating to rociletinib. The Company produced certain books and records in response to the Macalinao Demand Letter and McKenry Demand Letter in January and February 2017, respectively.

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

On May 18, 2017, the Derivative Plaintiffs filed a Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”). The Consolidated Derivative Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations of the Company’s business operations and prospects, failing to ensure that the TIGER-X clinical trial was being conducted in accordance with applicable rules, regulations and protocols, and engaging in insider trading. The Consolidated Derivative Complaint purported to rely on documents produced by the Company in response to the Macalinao Demand Letter and McKenry Demand Letter. The Consolidated Derivative Complaint sought, among other things, an award of money damages.

On July 31, 2017, the defendants filed a motion to dismiss the Consolidated Derivative Complaint. Plaintiffs filed an opposition to the motion to dismiss on August 31, 2017, and the defendants filed a reply in further support of the motion to dismiss on September 26, 2017. No date has been scheduled for argument on Defendants’ motion to dismiss the Consolidated Derivative Complaint.

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

On September 27, 2017, the Court entered an order extending the defendants’ time to respond to the Solak Complaint to October 31, 2017 based on, among other factors, the fact that the parties are engaged in discussions in an effort to resolve the Solak action. On October 31, 2017, the parties submitted a joint stipulation and proposed order to the Court seeking a further extension of the defendants’ response deadline to November 30, 2017, which order was entered by the Court on November 1, 2017.

The Company intends to vigorously defend against the allegations in the Solak Complaint, if the parties are unable to reach a consensual resolution, but there can be no assurance that the defense will be successful.

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

10.27*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

10.28+(12)	Indemnification Agreement, effective as of August 3, 2015, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.29+(12)	Employment Agreement, dated as of February 25, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.30+(12)	Indemnification Agreement, effective as of February 1, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.31+(12)	Employment Agreement, effective as of February 1, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.32+(9)	Indemnification Agreement, dated as of February 17, 2016, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.33+(15)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.34+(10)	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.35*(11)	First Amendment to License Agreement, by and between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.36+(13)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.37*(13)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

10.38*(14)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Date: November 2, 2017	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Senior Vice President of Finance and Principal Financial and Accounting Officer