Form 10-K
period 2017-12-31
Clovis Oncology, Inc.
filed 2018-02-27
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K



☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2017.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second quarter, was $4,220,084,525 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date of $93.63 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 21, 2018 was 50,573,183.

DOCUMENTS INCORPORATED BY REFERENCE Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2017 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

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

Any forward-looking statements that we make in this Annual Report on Form 10-K speak only as of the date of such statement, and we undertake no obligation to update such statements to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events. For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

Clovis Oncology®, the Clovis logo and Rubraca® are trademarks of Clovis Oncology, Inc. in the United States and in other selected countries. All other brand names or trademarks appearing in this report are the property of their respective holders. Unless the context requires otherwise, references in this report to “Clovis,” the “Company,” “we,” “us” and “our” refer to Clovis Oncology, Inc., together with its consolidated subsidiaries.

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

Our marketed product Rubraca® (rucaparib) is approved on an accelerated basis in the United States by the Food and Drug Administration (“FDA”) as monotherapy for the treatment of patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. We launched Rubraca in the United States in December 2016 for this indication.

The FDA is currently reviewing on a priority review timeline our supplemental New Drug Application (“sNDA”) for Rubraca as maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.

Our Marketing Authorization Application (“MAA”) submitted to the European Union’s European Medicines Agency (“EMA”) for an ovarian cancer treatment indication for Rubraca is currently under review by the EMA’s Committee for Medicinal Products for Human Use (“CHMP”). Following a Scientific Advisory Group - Oncology meeting and an oral explanation by us before the CHMP in February 2018, the CHMP has communicated a positive trend vote for the MAA and their intention to hold a final vote on the treatment indication at their March 2018 meeting.

Beyond our labeled indication, we have a robust Rubraca clinical development program underway in a variety of solid tumor types, also including prostate and bladder cancers, and in July 2017, we entered into a broad clinical collaboration with Bristol-Myers Squibb Company to evaluate the combination of their immunotherapy Opdivo® (nivolumab) with Rubraca in several tumor types. We hold worldwide rights for Rubraca.

In addition, we have two other product candidates: lucitanib, an oral inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors (“VEGFR”) 1-3, platelet-derived growth factor receptors (“PDGFR”) alpha and beta and fibroblast growth factor receptors (“FGFR”) 1-3, and rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”).  While we have stopped enrollment in ongoing trials for each of these candidates, we continue to provide drug to patients whose clinicians recommend continuing therapy. We maintain certain development and commercialization rights for lucitanib and global development and commercialization rights for rociletinib.

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

Rubraca – a PARP Inhibitor

Overview

Rubraca (rucaparib) is an oral, small molecule poly ADP-ribose polymerase (“PARP”) inhibitor of PARP1, PARP2 and PARP3. We in-licensed Rubraca from Pfizer Inc. in June 2011. In the United States, Rubraca is approved by the FDA for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy by an FDA-approved companion diagnostic for Rubraca. The indication is approved under the FDA’s accelerated approval program based on objective response rate and duration of response, and is based on results from two multicenter, single-arm, open-label clinical trials. Continued approval for this indication may be contingent upon verification and description of clinical benefit in ARIEL3 and/or ARIEL4, our confirmatory trials. Foundation Medicine, Inc. has developed two companion diagnostics that are FDA-approved and commercially available for selection of patients for treatment with Rubraca in this indication:  FoundationFocus™ CDxBRCA and FoundationOne CDx™.

In October 2017 we submitted a sNDA for Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. In December 2017, the FDA accepted our sNDA for Rubraca and granted priority review status to the application with a Prescription Drug User Free Act (“PDUFA”) goal date of April 6, 2018. If approved, we expect that diagnostic testing would not be required for patients to be prescribed Rubraca in this maintenance treatment indication. We have approximately 150 field-based personnel in the United States, and these commercial and medical affairs organizations already in place will support the commercial launch of Rubraca, if approved in this expanded maintenance treatment indication.

The second-line maintenance treatment paradigm in ovarian cancer is being rapidly adopted in the U.S. following the approval of two other PARP inhibitors in this setting during 2017. If Rubraca is approved in this setting, with no requirement for diagnostic testing as supported by the ARIEL3 data, it would be possible to address a patient population approximately four times larger than our initial niche treatment indication, which is limited to women with ovarian cancer in the third-line setting with a BRCA mutation. BRCA mutations are believed to occur in approximately 25 percent of women with ovarian cancer.

Our MAA submitted to the EMA for an ovarian cancer treatment indication is currently under review. Following a Scientific Advisory Group - Oncology meeting and an oral explanation before the CHMP in February 2018, the CHMP communicated to us that they held a trend vote for the MAA and the result was positive. The CHMP also communicated to us their intention to hold a final vote on the treatment indication at their March 2018 meeting. The CHMP’s trend vote is not binding on the CHMP with respect to the final vote. The indication currently under consideration by the CHMP focuses on a subset of platinum-sensitive ovarian cancer where there is particular unmet need. If Rubraca receives a favorable opinion from the CHMP in March, a potential approval from the European Commission is expected during the second quarter of 2018. In the event of such an approval for the treatment indication, we intend to submit a variation to the marketing authorization (“MA”) for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy, for which we anticipate a CHMP opinion may come during the fourth quarter of 2018. The EMA’s Committee for Orphan Medicinal Products (“COMP”) will meet in March 2018 to review and issue a final opinion on our application to maintain the orphan drug designation for Rubraca submitted as part of the MAA review process. While Rubraca currently has orphan drug designation in the EU, there is no assurance that COMP will maintain such designation post-approval. In the event of a negative opinion for the treatment indication, we expect to file a new MAA for the maintenance treatment indication during the second quarter of 2018. If approved in the EU, we intend to commercialize Rubraca on our own and we are building our commercial and medical affairs infrastructure in Europe. The leadership of those teams is in place, and we intend to hire field sales personnel as pricing and reimbursement decisions are made and approvals are received.

The Role of PARP Inhibition in Cancer Therapy

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

The PARP family comprises 17 structurally related proteins that have been identified on the basis of sequence similarity. PARP1, PARP2, and PARP3 play a central role in DNA repair. They are rapidly recruited to the sites of DNA damage and catalyze the recruitment of additional proteins that initiate the repair of damaged DNA. The breast cancer 1 (BRCA1) and breast cancer 2 (BRCA2) genes also have important roles in DNA repair pathways such as homologous recombination. According to the National Cancer Institute, BRCA1 and BRCA2 mutations are associated with an increased risk of ovarian, breast, prostate, and pancreatic cancers.

Rubraca is an inhibitor of PARP enzymes, including PARP1, PARP2, and PARP3. PARP inhibitors have shown activity in BRCA1/2 mutant and homologous recombination (“HR”) repair deficient cancer cell lines through a mechanism known as synthetic lethality in which the loss of two genes/pathways is required for cell death. The inhibition/inactivation of repair pathways by administration of a PARP inhibitor in the context of an underlying genetic defect such as a BRCA mutation results in tumor cell death through accumulation of unrepaired DNA damage.

Alterations in DNA repair genes other than BRCA1/2 have been observed in, and contribute to the hereditary risk of, ovarian, breast, prostate and pancreatic cancers. PARP inhibitors have shown evidence of nonclinical and clinical activity in tumors with alterations in non-BRCA HR genes. DNA repair deficiencies resulting from genetic and epigenetic alterations can result in a “BRCA-like” phenotype that may also render tumor cells sensitive to PARP inhibitors. One approach to identify patients with DNA repair deficiencies due to mechanisms other than a mutation in BRCA or other non-BRCA HR genes is to assess loss of heterozygosity (“LOH”), or the loss of one normal copy of a gene, which arises from error-prone DNA repair pathways when HR is compromised.

On the basis of these scientific observations, we initially developed Rubraca in ovarian cancer patients with tumors having BRCA mutations or other homologous recombination deficiencies (“HRD”). These molecular markers also may be used to select patients with other tumors for treatment with Rubraca. Thus, in addition to ovarian trials, studies open for enrollment or under consideration to further evaluate Rubraca, either alone or in combination with other agents, include prostate, breast, pancreatic, bladder, gastroesophageal and lung cancers.

Rubraca Clinical Development

We are developing Rubraca for selected patient populations and collaborating with partners for companion diagnostic development. We have focused our development strategy for Rubraca on indications where we believe patient populations exhibit higher frequencies of mutant BRCA tumors or HRD, where PARP inhibitors have demonstrated clinical or pre-clinical activity in tumors. In certain of these trials, we or our partners will have access to interim data on a periodic or continuing basis that will not be made available publicly on the same timeframe as such data becomes available to us, or at all. The following table summarizes the ongoing Clovis- or partner-sponsored studies:

Ovarian cancer

According to the American Cancer Society, an estimated more than 22,000 women were diagnosed with ovarian cancer in the United States in 2017, and according to GLOBOCAN in 2012, an estimated more than 65,000 women in Europe are diagnosed each year with ovarian cancer, and ovarian cancer is among those cancers with the highest rate of deaths. Approximately 80% to 85% of ovarian cancer cases are not diagnosed, and therefore remain untreated, until the disease has spread to other parts of the body, or metastasized. Most women with ovarian cancer will relapse after surgery and/or chemotherapy. BRCA mutations, either germline or somatic, are believed to occur in approximately 25 percent of women with ovarian cancer according to an article published in Clinical Cancer Research in 2014.

The ARIEL (Assessment of Rucaparib In Ovarian CancEr TriaL) program is a novel, integrated translational-clinical program designed to accurately and prospectively identify ovarian cancer patients with tumor genotypes associated with benefit from Rubraca therapy.

ARIEL2 (NCT01891344) is a two-part single-arm open label study designed to identify pre-specified tumor characteristics that predict sensitivity to Rubraca using DNA sequencing to evaluate each patient’s tumor. Part 1 enrolled 204 platinum-sensitive patients and updated results were presented in June 2016. Part 2 enrolled 286 patients with advanced ovarian cancer who have received at least three prior chemotherapy regimens and includes platinum-sensitive, -resistant and -refractory patients. ARIEL2 is evaluating clinical response in patients classified into molecularly-defined subgroups, including germline BRCA-mutant, somatic BRCA-mutant and HRD by a prospectively defined genomic signature.

The efficacy of Rubraca in the ovarian cancer treatment setting was assessed in 106 patients from ARIEL2 and Study 10 (NCT01482715, a multicenter, single-arm, open-label clinical trial of Rubraca), in patients with advanced BRCA-

mutant ovarian cancer who had progressed after two or more prior chemotherapies. Median age was 59 years and median number of prior chemotherapy regimens was three. All 106 patients received the starting dose of Rubraca 600 mg twice daily. The major efficacy outcome measure of both trials was objective response rate (ORR) and duration of response (DOR) as assessed by the investigator according to Response Evaluation Criteria in Solid Tumors (RECIST) version 1.1. All responses were confirmed. ORR assessed by investigator was 54% (95% Confidence Interval, or CI: 44, 64), with a median DOR of 9.2 months (95% CI: 6.6, 11.6). ORR by independent radiology review was 42% (95%: 32, 52), with a median DOR of 6.7 months (95% CI: 5.5, 11.1).

The overall safety evaluation of Rubraca in the advanced ovarian cancer treatment setting is based on data from 377 patients with ovarian cancer from ARIEL2 and Study 10. The most common adverse reactions (≥ 20% of patients; Grade 1-4) were nausea, asthenia/fatigue, vomiting, anemia, constipation, dysgeusia, decreased appetite, diarrhea, abdominal pain, thrombocytopenia and dyspnea. The most common laboratory abnormalities (≥ 35% of patients; Grade 1-4) were increase in creatinine, increase in aspartate aminotransferase (“AST”) levels, increase in alanine aminotransferase (“ALT”) levels, decrease in hemoglobin, decrease in lymphocytes, increase in cholesterol, decrease in platelets and decrease in absolute neutrophil count. Elevations in ALT/AST concentrations were generally self-limiting and not associated with other signs of liver toxicity. Rubraca requires monitoring of complete blood counts at baseline, and monthly thereafter. The most common Grade 3-4 adverse reaction was anemia, and the most common Grade 3-4 laboratory abnormality was a decrease in hemoglobin. Myelodysplastic Syndrome/Acute Myeloid Leukemia, or MDS/AML, was reported in two of the 377 (0.5%) patients with ovarian cancer treated with Rubraca. Both of these patients had received prior treatment with platinum and other DNA damaging agents. In addition, AML was reported in two (<1%) patients with ovarian cancer enrolled in ARIEL3. One case of AML was fatal. Both patients had received prior treatment with platinum and other DNA damaging agents.

The data from the two studies formed the basis of our submission of a New Drug Application (“NDA”) in the United States to the FDA in late June 2016. The application was granted priority review and approved under FDA’s accelerated approval program on December 19, 2016 as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. Continued approval for this indication may be contingent upon verification and description of clinical benefit in ARIEL3 and/or ARIEL4, our confirmatory trials.

The efficacy of Rubraca in the ovarian cancer maintenance treatment setting was investigated in ARIEL3 (NCT01968213), a double-blind, multicenter clinical trial in which 564 patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who were in response to platinum-based chemotherapy were randomized (2:1) to receive Rubraca tablets 600 mg orally twice daily (n=375) or placebo (n=189). Treatment was continued until disease progression or unacceptable toxicity. All patients had achieved a response (complete or partial) to their most recent platinum-based chemotherapy. Randomization was stratified by best response to last platinum (complete or partial), time to progression following the penultimate platinum therapy (6 to < 12 months and ≥ 12 months), and tumor biomarker status. The major efficacy outcome was investigator-assessed progression-free survival (“PFS”) evaluated according to RECISTv1.1.

The primary efficacy analysis evaluated three prospectively defined molecular sub-groups in a step-down manner: 1) tumor BRCA mutant (tBRCAmut) patients, inclusive of germline and somatic BRCA mutations (n=196); 2) HRD patients, including tBRCAmut patients and BRCA wild-type with high LOH (n=354), and, finally, 3) the intent-to-treat population, or all patients treated in ARIEL3 (n=564). ARIEL3 demonstrated a statistically significant improvement in PFS for patients randomized to Rubraca as compared with placebo in all patients, and in the HRD and tBRCAmut subgroups. Median PFS in the tBRCAmut patients was 16.6 months (95% CI: 13.4–22.9) in the Rubraca group (n=130) versus 5.4 months (95% CI: 3.4–6.7) in the placebo group (n=66) (Hazard Ratio, or HR: 0.23 [95% CI: 0.16–0.34]; p<0.0001).  Median PFS in the HRD patients was 13.6 months (95% CI: 10.9–16.2) in the Rubraca group (n=236) versus 5.4 months (95% CI: 5.1–5.6) in the placebo group (n=118) (HR: 0.32 [95% CI: 0.24–0.42]; p<0·0001). Median PFS in the intent-to-treat population was 10.8 months (95% CI: 8.3–11.4) in the Rubraca group (n=375) versus 5.4 months (95% CI: 5.3–5.5) in the placebo group (n=189) (HR: 0.36 [95% CI: 0.30–0.45]; p<0·0001).

Results from a blinded independent radiology review (“BICR”) were consistent. In a pre-specified analysis of the key stand-alone secondary endpoint of progression-free survival assessed by BICR, PFS was also improved in the Rubraca group compared with placebo in all three populations.  Median PFS in the tBRCAmut patients was 26.8 months (95% CI: 19.2 to not reached) in the Rubraca group versus 5.4 months (95% CI: 4.9–8.1) in the placebo group (HR: 0.20 [95%

CI: 0.13–0.32]; p<0.0001).  Median PFS in the HRD patients was 22.9 months (95% CI: 16.2 to not reported) in the Rubraca group versus 5.5 months (95% CI: 5.1–7.4) in the placebo group (HR: 0.34 [95% CI: 0.24–0.47]; p<0.0001). Median PFS in the intent-to-treat population was 13.7 months (95% CI: 11.0–19.1) versus 5.4 months (95% CI: 5.1–5.5) in the placebo group (HR: 0.35 [0.28–0.45]; p<0.0001).

Enrollment in ARIEL3 included one-third of patients who had achieved a complete response to their prior platinum-based therapy, and two-thirds of patients who had achieved a partial response to their prior platinum-based therapy. Of those with a partial response, 37% had measurable disease at the time of enrollment and were therefore evaluable for response. The confirmed overall response rate by investigator-assessed RECISTv1.1 in the tBRCAmut group treated with Rubraca was 37.5% (15/40), of these, 17.5% (7/40) were complete responses. This compared with 9% (2/23) in the placebo group (p=0.0055). No complete responses were seen in the tBRCAmut placebo group. RECIST responses were also observed in BRCA wild-type HRD-positive and BRCA wild-type HRD-negative subgroups. RECIST responses were not assessed by independent blinded review.

Safety data from ARIEL3 demonstrated consistency with prior Rubraca studies. Treatment emergent adverse events (“TEAEs”) in the ARIEL3 Rubraca group were generally managed with dose modifications and not associated with increased mortality or morbidity compared with the placebo group. The most common (occurring in ≥5% of patients) TEAEs of grade ≥3 reported in patients treated with Rubraca in the ARIEL3 study were anemia/decreased hemoglobin (21%), increase in ALT/AST (10%), neutropenia (7%), asthenia/fatigue (7%) and thrombocytopenia (5%). The discontinuation rate for TEAEs (excluding disease progression) was 15% for Rubraca-treated patients and 2% for the placebo arm. In ARIEL3, the rate of treatment-emergent myelodysplastic syndrome (“MDS”)/acute myeloid leukemia (“AML”) in the Rubraca arm was <1% (3/372), and no patients on the placebo arm experienced treatment-emergent MDS/AML. In approximately 1,100 patients treated with Rubraca, MDS/AML occurred in 10 patients (0.9%), including those in long term follow-up. Of these, 5 occurred during treatment or during the 28 day safety follow-up (0.5%). The duration of Rubraca treatment prior to the diagnosis of MDS/AML ranged from 1 month to approximately 28 months. The cases were typical of secondary MDS/cancer therapy-related AML; in all cases, patients had received previous platinum-containing chemotherapy regimens and/or other DNA damaging agents.

At the time of the analysis of PFS, overall survival (OS) data were not mature (with 22% of events). The comprehensive dataset for ARIEL3 was presented at the 2017 European Society of Medical Oncology (“ESMO”) Congress in early September 2017 and subsequently published in The Lancet.

Based on the ARIEL3 dataset, in October 2017 we submitted a supplemental NDA for Rubraca as maintenance treatment in adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The application was granted priority review status by the FDA and has a PDUFA date of April 6, 2018.

The ARIEL4 confirmatory study (NCT 02855944), which is open for enrollment, is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy in relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who have failed two prior lines of therapy. The primary endpoint of the study is PFS.

The Phase 1 RUCA-J study, sponsored by us, recently initiated with the first patient dosed with Rubraca in Japan. The Phase 1 study seeks to identify the recommended dose of rucaparib in Japanese patients.

Prostate cancer

The American Cancer Society estimates that more than 164,000 men in the United States will be diagnosed with prostate cancer in 2018, and the GLOBOCAN Cancer Fact Sheets estimated that approximately 345,000 men in Europe were diagnosed with prostate cancer in 2012. Castrate-resistant prostate cancer has a high likelihood of developing metastases. Metastatic castrate-resistant prostate cancer, or mCRPC, is an incurable disease, usually associated with poor prognosis. According to the American Cancer Society, the five-year survival rate for mCRPC is approximately 29%. Germline or somatic mutations in BRCA, ATM and other DNA repair genes are believed to be present at frequencies of 20 percent or higher in mCRPC, according to an article published in JCO Precision Oncology in 2017.  These molecular markers may be used to select patients for treatment with a PARP inhibitor. Additionally, preclinical studies of rucaparib have demonstrated activity in prostate cell cancer lines deficient in BRCA or ATM.

The TRITON (Trial of Rucaparib in Prostate Indications) program in prostate cancer initiated in the second half of 2016, and currently includes two Clovis-sponsored potential registration studies currently open for enrollment:

•

The TRITON2 study (NCT02952534), a Phase 2 single-arm study of Rubraca in men with mCRPC enrolling patients with BRCA mutations and ataxia-telangiectasia mutations, or ATM, (both inclusive of germline and/or somatic) or other deleterious mutations in other homologous recombination repair genes. All patients will have progressed after receiving one line of taxane-based chemotherapy and one or two lines of androgen receptor (“AR”) targeted therapy in the castrate-resistant setting. The primary endpoints of the study are radiologic ORR in patients with measurable disease and protein-specific antigen (“PSA”) response rate in patients who do not have measurable disease. TRITON2 initiated during the fourth quarter of 2016, and interim data are expected at a medical meeting during the second half of 2018. The estimated primary completion date for TRITON2 is the second half of 2019. Pending positive data, TRITON2 could potentially serve as the basis for an accelerated approval in the U.S.

•

The TRITON3 study (NCT02975934), a Phase 3 comparative study in men with mCRPC enrolling BRCA mutant and ATM (both inclusive of germline and/or somatic) patients who have progressed on AR-targeted therapy and who have not yet received chemotherapy in the castrate-resistant setting. TRITON3 will compare Rubraca to physician’s choice of AR-targeted therapy or chemotherapy in these patients. The planned primary endpoint of the study is radiologic PFS. TRITON3 initiated during the first quarter of 2017, and this earlier-line comparative study could potentially serve as a confirmatory study in the advanced prostate setting.

Bladder cancer

According to GLOBOCAN Cancer Fact Sheets, bladder cancer was one of the top six most common cancers in the United States as of 2012, with an estimated 79,000 new cases of bladder cancer diagnosed in the United States in 2017, according to the National Cancer Institute. Approximately 20% to 30% of newly diagnosed bladder cancer patients have disease that has invaded the muscle, according to the National Cancer Institute. Muscle-invasive bladder cancer is a disease with poor prognosis. Overall survival of these patients after initial cisplatin-containing chemotherapy is 13-15 months, with most patients experiencing relapse of disease in 9 months, according to an article published in the European Journal of Cancer in 2006. After the first one or two lines of anti-cancer treatments, options for these patients are limited, with platinum therapy as the current standard of care. Based an analysis of The Cancer Genome Atlas (“TCGA”), bladder cancer data set, we believe approximately 60% of bladder cancer tumors have alterations in homologous recombination repair genes or other genomic features associated with HRD.

We initiated a potential registration study in bladder cancer during the first quarter of 2018, called ATLAS (A Study of Rucaparib in Patients with Locally Advanced or Metastatic Urothelial Carcinoma). ATLAS (NCT03397394) is a phase 2 single-arm study enrolling patients with relapsed metastatic urothelial carcinoma following one or two prior standard of care regimens, with measurable disease, and no prior PARP treatment.  The planned primary endpoint is overall response rate, and the study will enroll all comers, with no selection based on HRD status. Pending positive data, we believe this trial design could support a sNDA in an all comers population, without regard to biomarker status.

Combination trials

In July 2017, we and Bristol-Myers Squibb Company (“BMS”) announced a broad clinical collaboration evaluating the combination of Rubraca with BMS’s immunotherapy Opdivo® (nivolumab) in multiple tumor types.  Three trials are underway or expected to initiate in the first half of 2018:

•	The ATHENA study, a phase 3 study in advanced ovarian cancer, sponsored by Clovis;
•	A phase 3 study in advanced triple-negative breast cancer (TNBC), sponsored by BMS; and
•	A phase 2 study in mCRPC sponsored by BMS.

We believe that a preclinical rationale supports the conduct of clinical trials of the combination of our PARP inhibitor Rubraca with immune checkpoint inhibitors such as the PD-1 inhibitor Opdivo. BRCA1 and BRCA2 and other HRD mutations are associated with increased tumor mutational burden, which may create additional tumor-specific antigens or “neoepitopes.” Increased tumor mutation burden has been shown to correlate with increased benefit from immune checkpoint blockade. In addition, cell death that is induced by a PARP inhibitor is considered immunogenic, and stimulates a “STING-like” pathway due to fragmented DNA release into cytosol. In mice studies, rucaparib and an anti-

PD-1 antibody demonstrated anti-tumor activity in BRCA1 mutant ovarian tumors. The combination of rucaparib and either an anti-PD-L1 or anti-CTLA-4 antibody were equally compelling in preclinical studies.

ATHENA is a four-arm first-line maintenance treatment study to evaluate Rubraca and Opdivo,  Rubraca, Opdivo and placebo in an estimated 1,000 newly diagnosed patients with stage III/IV high-grade ovarian, fallopian tube, or primary peritoneal cancer who have completed platinum-based chemotherapy.  The primary objectives are to determine if the combination of Rubraca and Opdivo meaningfully extends PFS versus Rubraca monotherapy, or versus placebo, and to determine if Rubraca extends PFS versus placebo. The analysis of the study results will evaluate, in a step-down manner, the tBRCA/HRD and intent-to-treat subpopulations. We are the sponsor, and will also conduct and fund the ATHENA study, which is expected to initiate in the first half of 2018.

The combination study of Rubraca and Opdivo in patients with advanced TNBC will be sponsored and conducted by BMS, with study costs to be shared by Clovis and BMS. The study is expected to initiate in the first half of 2018.

The mCRPC study is a three-arm study evaluating Opdivo + Rubraca, Opdivo + docetaxel + prednisone, and Opdivo + enzalutamide, with the objective of determining how the combination affects objective response rate and PSA response. The study will enroll patients with biomarker negative or positive disease, and tumor tissue samples will be used to determine biomarker status. BMS is sponsoring, conducting and funding the 300 patient study in mCRPC, which initiated in the fourth quarter of 2017.

In addition, a Phase 1b study (WO39409; NCT NCT03101280) sponsored by Hoffman-La Roche (Genentech) is underway evaluating the combination of cancer immunotherapy Tecentriq® (atezolizumab; anti-PDL1) and Rubraca for the treatment of advanced gynecological cancers and TNBC in patients with a tumor BRCA or HRD mutation.  This study began enrolling patients in the first half of 2017.

Companion Diagnostics

We partnered with Foundation Medicine, Inc. to co-develop a companion diagnostic test, the FDA approved FoundationFocus™ CDx BRCA, to select patients for treatment with Rubraca in the ovarian cancer treatment indication. FoundationFocus CDx BRCA is a next-generation sequencing (“NGS”) assay that assesses tumor BRCA mutations from tumor tissue samples from patients with ovarian cancer.

On November 30, 2017, Foundation announced FDA approval of its comprehensive companion diagnostic test for solid tumors, FoundationOne™ CDx, a NGS based in vitro diagnostic device for detection of substitutions, insertion and deletion alterations, and copy number alterations in 324 genes and select gene rearrangements, as well as genomic signatures including microsatellite instability and tumor mutational burden. Among the genes assessed by the test are BRCA1/2, and FoundationOne™ CDx is approved as a companion diagnostic to select patients for treatment with Rubraca in the advanced ovarian cancer treatment indication.

As part of our collaboration with Foundation, we also developed an NGS test to use as a diagnostic to assess genomic LOH in tumor samples, and this biomarker has the potential to expand the clinical utility of Rubraca in ovarian cancer and other indications.  This test, FoundationFocus™ CDx BRCA HRD test, was used to assess HRD status in patient tumor samples in the ARIEL3 study.

We also have a companion diagnostic collaboration with Myriad Genetics, Inc. (“Myriad”) to support a post-marketing regulatory commitment related to Rubraca’s initial approval in the ovarian cancer treatment setting. Myriad will submit a supplementary premarket approval (“sPMA”) application under its existing PMA for BRACAnalysis CDx to include Rubraca. BRACAnalysis CDx is Myriad’s blood-based assay for the qualitative detection and classification of germline mutations in BRCA1/2 genes.

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

Rociletinib - an Oral EGFR Mutant-Selective Inhibitor

Rociletinib is an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). We terminated enrollment in all sponsored clinical studies, although we continue to provide drug to patients whose clinicians recommend continuing rociletinib therapy. We are continuing analyses of rociletinib data to determine whether certain populations of patients may represent an opportunity for a partner committed to investing in further clinical development. We hold global development and commercialization rights for rociletinib.

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

The acquisition or licensing of pharmaceutical products is also very competitive, and a number of more established companies, which have acknowledged strategies to license or acquire products, may have competitive advantages over us, as may other emerging companies taking similar or different approaches to product acquisitions. Many of our competitors have substantially greater financial, technical and human resources than we have. Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further as a result of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.

Rubraca Competition

Lynparza®/olaparib (AstraZeneca) was the first PARP inhibitor to market and has been approved in the US in the following indications:

•

as monotherapy for the treatment of adult patients who have deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy;

•

as monotherapy for the maintenance treatment of adult patients with recurrent epithelial, fallopian tube or primary peritoneal cancer, who are in a complete or partial response to platinum-based chemotherapy; and

•

as monotherapy in patients with deleterious or suspected deleterious gBRCAm, human epidermal growth factor 2 (HER2)-negative metastatic breast cancer who have been treated with chemotherapy in the neoadjuvant, adjuvant, or metastatic setting.

Lynparza is approved in the EU for use as monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed BRCA-mutated (germline and/or somatic) high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in response (complete response or partial response) to platinum-based chemotherapy. In February 2018, the CHMP adopted a positive opinion recommending this label be changed and expanded to remove the limitation of use in BRCA-mutated patients. Lynparza has indications for ovarian cancer across 57 countries (as of year-end 2017).

In July 2017, AstraZeneca and Merck & Co., Inc. announced a global strategic oncology collaboration to co-develop and co-commercialise Lynparza for multiple cancer types. Lynparza is being investigated, alone and in combination with other agents, in multiple indications across several tumor types, including breast, prostate, and pancreatic cancers.

Zejula®/niraparib (Tesaro) was approved in March 2017 in the United States as monotherapy for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Zejula was approved in November 2017 in the EU for the same indication. Additional clinical investigations of Zejula in ovarian, breast and lung cancers are ongoing or planned. Janssen Biotech has licensed rights to develop and commercialize niraparib specifically for patients with prostate cancer worldwide, except in Japan.

There are a number of PARP inhibitors in clinical development including AbbVie’s veliparib and ABT-767, Pfizer’s talazoparib, BeiGene’s BGB-290, and Checkpoint Therapeutics’ CK-102. While most PARP inhibitor development focuses on ovarian, breast and prostate cancers, additional efforts are aimed toward bladder, lung, and pancreatic cancers as well.

In addition, combination approaches that include PARP inhibitors, including Lynparza or Zejula, with other anticancer agents are in various phases of clinical development across a variety of oncology indications. These combination therapies may result in future competitive pressure on Rubraca, and multiple data readouts for such studies are anticipated throughout 2018 and beyond.

Outside of the PARP class, Avastin®/bevacizumab is approved in the US for recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer that is platinum-resistant in combination with paclitaxel, pegylated liposomal doxorubicin, or topotecan, and was approved in December 2016 in the US for recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer that is platinum-sensitive in combination with carboplatin and paclitaxel or in combination with carboplatin and gemcitabine, followed by Avastin as a single agent.  Other out of class agents approved for use in advanced ovarian cancer include chemotherapeutic agents (e.g. platinum-based doublets, platinum monotherapy, non-platinum chemotherapy, etc.), Doxil® (Janssen), and Hycamtin® (Novartis). There are additional out-of-class agents in clinical development that may pose a future competitive threat to Rubraca.

License Agreements

Pfizer Inc.

In June 2011, we entered into a license agreement with Pfizer Inc. (“Pfizer”) to obtain the exclusive global rights to develop and commercialize Rubraca. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer and are required to make additional payments to Pfizer for the achievement of certain development and regulatory and sales milestones and royalties on sales as required by the license agreement. Prior to the FDA approval of Rubraca, we made milestones payments of $1.4 million, which were recognized as acquired in-process research and development expense.

On August 30, 2016, we entered into a first amendment to the worldwide license agreement with Pfizer, which amends the June 2011 existing worldwide license agreement to permit us to defer payment of the milestone payments payable upon (i) FDA approval of an NDA for 1st Indication in US and (ii) European Commission approval of an MAA for 1st Indication in EU, to a date that is 18 months after the date of achievement of such milestones. In the event that we defer such milestone payments, we have agreed to pay an additional $3.0 million related to the achievement of each such milestone.

On December 19, 2016, the FDA approved Rubraca as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was made in the first quarter of 2017. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we have exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. These payments were recognized as intangible assets and amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $69.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

The license agreement with Pfizer will remain in effect until the expiration of all of our royalty and sublicense revenue obligations to Pfizer, determined on a product-by-product and country-by-country basis, unless we elect to terminate the license agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Pfizer can terminate the agreement, resulting in a loss of our rights to Rubraca and an obligation to assign or license to Pfizer any intellectual property rights or other rights we may have in Rubraca, including our regulatory filings, regulatory approvals, patents and trademarks for Rubraca.

AstraZeneca UK Limited

In April 2012, we entered into a license agreement with AstraZeneca UK Limited (“AstraZeneca”) to acquire exclusive rights associated with Rubraca under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of Rubraca for the uses claimed by these patents. Pursuant to the terms of the license agreement, we made an upfront payment of $0.25 million upon execution of the agreement. During the second quarter of 2016, we made a milestone payment of $0.3 million to AstraZeneca upon the NDA submission for Rubraca. These payments were recognized as acquired in-process research and development expense. The FDA approval of Rubraca on December 19, 2016 resulted in a final $0.35 million milestone payment to AstraZeneca as required by the license agreement. This payment was recognized as intangible assets and amortized over the estimated remaining useful life of Rubraca. AstraZeneca also receives royalties on net sales of Rubraca.

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

Les Laboratoires Servier

In September 2012, EOS entered into a collaboration and license agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively, “Servier”), whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In exchange for these rights, EOS received an upfront payment of €45.0 million. We are entitled to receive additional payments on the achievement of specified development, regulatory and commercial milestones up to €100.0 million in the aggregate, €10.0 million of which was received in the first quarter of 2014. In addition, we are entitled to receive sales milestone payments if specified annual sales targets for lucitanib are met, each of which relates to annual sales targets of €250.0 million and above, which, in the aggregate, could amount to a total of €250.0 million. We are also entitled to receive royalties at percentage rates ranging from low-to-mid teens on sales of lucitanib by Servier.

We and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for all of the development costs for lucitanib up to €80.0 million. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between us and Servier. During the second quarter of 2016, we and Servier agreed to discontinue the development of lucitanib for breast cancer. During 2017, we completed the committed on-going development activities and received full reimbursement of our development costs from Servier. Reimbursements are recorded as reduction to research and development expense on the Consolidated Statement of Operations.

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

Government Regulation

Government authorities in the United States (including federal, state and local authorities) and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, pricing and export and import of pharmaceutical products. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable regulatory requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, disbarment, partial or total suspension of production or withdrawal of the product from the market.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

•	completion of extensive non-clinical laboratory tests and non-clinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated at least annually;
•	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
•

submission to the FDA of a marketing authorization application in the form of an NDA for the initial commercial sale of a product, or of a sNDA, for approval of a new indication if the product is already approved for another indication;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with Current Good Manufacturing Practices (“cGMP”) and/or sites involved in clinical studies to assess compliance with Good Clinical Practices (“GCP”);

•	if FDA convenes an advisory committee, satisfactory completion of the advisory committee review; and
•	FDA review and approval of the marketing authorization application and product prescribing information prior to any commercial marketing or sale of the drug for the intended use.

An IND is a request for authorization from the FDA to administer a product candidate to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human studies. The IND also includes results of animal studies or other human studies, as appropriate, as well as manufacturing information, analytical data and any available clinical data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND may be placed on clinical hold requiring delay of a proposed clinical investigation, and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the drug candidate to human subjects under the supervision of qualified investigators in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from an Institutional Review Board (“IRB”) for each medical center proposing to conduct the clinical trial before the trials may be initiated, and the IRB must monitor the study until completed. Clinical trials are subject to central registration and results reporting requirements, such as on www.clinicaltrials.gov.

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

•

Phase 1. Phase 1 includes the initial introduction of the product candidate into humans. Phase 1 clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies, but is generally in the range of 20 to 80.

•

Phase 2. Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the product candidate for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants.

•

Phase 3. Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary evidence suggesting effectiveness of the drug has been obtained and are intended to further evaluate dosage, clinical effectiveness and safety, to establish the overall benefit-risk relationship of the investigational drug product and to provide an adequate basis for product approval. Phase 3 clinical trials usually involve several hundred to several thousand participants.

A pivotal study is a clinical study which adequately meets regulatory agency requirements for the evaluation of a drug candidate’s efficacy and safety such that it can be used to justify the approval of the product. Generally, pivotal studies are also Phase 3 studies but may be Phase 2 studies if the trial design provides a well-controlled and reliable assessment of clinical benefit, particularly in situations where there is an unmet medical need.

The FDA, an IRB or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as an Independent Data Monitoring Committee (“IDMC”). The IDMC receives special access to un-blinded data during the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, detailed product development information is submitted to the FDA in the form of an NDA or sNDA requesting approval to market the product for one or more indications.

The application includes all relevant data available from pertinent non-clinical and clinical trials, including negative or ambiguous results, as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other things. Data can come from company-sponsored clinical trials intended to test the safety and effectiveness of a use of a product, or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and effectiveness of the product candidate to the satisfaction of the FDA.

Once the marketing application submission has been accepted for filing, the FDA’s goal is to review applications within 10 months of acceptance for filing or, if the application relates to treatment of a serious or life-threatening condition and is granted fast track priority review designation, six months from acceptance for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

After the FDA evaluates the NDA or sNDA and conducts inspections of clinical research facilities and/or manufacturing facilities where the drug product and/or its API will be produced, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical trial(s), and/or other significant, expensive and time-consuming requirements related to clinical trials, non-clinical studies or manufacturing. Even if such additional information is submitted, the FDA may ultimately decide that the application does not satisfy the criteria for approval. The FDA could also approve the NDA with a Risk Evaluation and Mitigation Strategies plan to mitigate risks, which could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling, development of adequate controls and specifications or a commitment to conduct one or more post-market studies or clinical trials. Such post-market testing may include Phase IV clinical trials and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization. Regulatory approval of oncology products often requires that patients in clinical trials be followed for long periods to determine the overall survival benefit of the drug.

Products manufactured or distributed pursuant to FDA approvals are subject to continuing regulation by the FDA, including recordkeeping requirements and reporting of adverse experiences with the drug. Adverse event experience with the product must be reported to the FDA in a timely fashion and pharmacovigilance programs to proactively look for these adverse events are mandated by the FDA. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications and also may require the implementation of other risk management measures.

Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with GMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form FDA 483 and Warning Letters that could cause us to modify certain activities. A Form FDA 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidance. Failure to adequately and promptly correct the observations(s) can result in further regulatory enforcement action. In addition to Form FDA 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

Government Regulation Outside of the United States

In addition to regulations in the United States, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our products. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing, and reimbursement vary greatly from country to country, and the time may be longer or shorter than that required for FDA approval.

Regardless of whether we hold FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application much like the IND prior to the commencement of human clinical trials. In Europe, for example, a clinical trial application, (“CTA”) must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

Medicines can be authorized in the European Union by using either the centralized authorization procedure or national authorization procedures. Under the centralized procedure, marketing authorization applications are submitted to the EMA whose CHMP reviews the application and issues an opinion on it. The opinion is considered by the European Commission (“EC”) which is responsible for deciding applications. If the application is approved, the EC grants a single marketing authorization that is valid for all European Union member states as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that contain a new active substance indicated for the treatment of certain diseases, including cancer.

The national authorization procedures, the decentralized and mutual recognition procedures, are available for products for which the centralized procedure is not compulsory. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one European Union country of medicinal products that have not yet been authorized in any European Union country and that do not fall within the mandatory scope of the centralized procedure. Under the mutual recognition procedure, a medicine is first authorized in one European Union Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other European Union countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization

Available Special Regulatory Procedures

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

Advice from either the FDA or EMA is typically provided based on questions concerning, for example, quality (chemistry, manufacturing and controls testing), nonclinical testing and clinical studies and pharmacovigilance plans and risk-management programs. Such advice is not legally binding on the sponsor. To obtain binding commitments from the FDA in the United States, Special Protocol Assessment (“SPA”) procedures are available. A SPA is an evaluation by the FDA of a protocol with the goal of reaching an agreement with the sponsor that the protocol design, clinical endpoints and statistical analyses are acceptable to support regulatory approval of the product candidate with respect to effectiveness in the indication studied. The FDA’s agreement to a SPA is binding upon the FDA except in limited circumstances, such as if the FDA identifies a substantial scientific issue essential to determining the safety or effectiveness of the product after clinical studies begin, or if the study sponsor fails to follow the protocol that was agreed upon with the FDA. There is no guarantee that a study will ultimately be adequate to support an approval even if the study is subject to a SPA.

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States. In the European Union, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the European Union Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product.

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

Breakthrough Therapy Designation in the United States

The U.S. Congress created the Breakthrough Therapy designation program as a result of the passage of the Food and Drug Administration Safety and Innovation Act of 2012. FDA may grant Breakthrough Therapy status to a drug intended for the treatment of a serious condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. The Breakthrough Therapy designation, which may be requested by a sponsor when filing or amending an IND, is intended to facilitate and expedite the development and FDA review of a product candidate. Specifically, the Breakthrough Therapy designation may entitle the sponsor to more frequent meetings with the FDA during drug development, intensive guidance on clinical trial design and expedited FDA review by a cross-disciplinary team comprised of senior managers. The designation does not guarantee a faster development or review time as compared to other drugs, however, nor does it assure that the drug will obtain ultimate marketing approval by the FDA. Once granted, the FDA may withdraw this designation at any time.

Expedited Review and Approval in the United States

The FDA has various programs, including Fast Track, priority review and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs and biologics, and/or provide for the approval of a drug or biologic on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, based on results of the Phase 3 clinical trial(s) submitted in an NDA, upon the request of an applicant, the FDA may grant the NDA a priority review designation, which sets the target date for FDA action on the application at six months from the 60-day filing date, if the drug is anew molecular entity, rather than to the standard FDA review period of 10 months. Priority review is granted where preliminary estimates indicate that a product, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists, or a significant improvement compared to marketed products is possible. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of our products, in addition to the costs required to obtain FDA approvals. The development of a product dossier and a Budget Impact Model may be helpful in assisting the payors in evaluating cost effectiveness. Our approved products may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be established. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.

There have been a number of federal and state proposals in recent years regarding the pricing of pharmaceutical products, government control and other changes to the healthcare system of the United States. The U.S. government enacted legislation providing a partial prescription drug benefit for Medicare beneficiaries. Government payment for some of the costs of prescription drugs may increase demand for any products for which we receive marketing approval; however, to obtain payments under this program, we are required to sell products to Medicare recipients through prescription drug plans operating pursuant to this legislation. These plans will likely negotiate discounted prices for our products. Additionally, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”) was enacted in 2010 with a goal of reducing the cost of healthcare and substantially changing the way healthcare is financed by both government and private insurers. Among other cost containment measures, the Affordable Care Act established:

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

Since its enactment, there have been judicial and Congressional challenges to certain aspects of the Affordable Care Act. We expect that the current presidential administration and U.S. Congress will likely continue to seek to modify, repeal, or otherwise invalidate all, or certain provisions of, the Affordable Care Act. Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removes penalties for not complying with Affordable Care Act’s individual mandate to carry health insurance. There is still uncertainty with respect to the impact President Trump’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will stay in effect through 2025 unless additional Congressional action is taken. Additionally, in January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We expect that federal, state and local governments in the United States will continue to consider legislation to limit the growth of healthcare costs, including the cost of prescription drugs. Future legislation could limit payments for pharmaceuticals such as our products.

Moreover, payment methodologies, including payment for companion diagnostics, have been subject to changes due to healthcare legislation and regulatory initiatives. For example, CMS began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additionally, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly alters the current payment methodology under the Clinical Laboratory Fee Schedule. Beginning on January 1, 2018, the Medicare payment rate for each clinical diagnostic lab test, with some exceptions, is equal to the weighted median private payer payment for the test, as calculated using data collected by applicable laboratories during the data collection period and reported to CMS during a specified data reporting period. Also under PAMA, CMS is required to adopt temporary billing codes to identify new clinical diagnostic laboratory tests and advanced diagnostic laboratory tests that do not already have unique diagnostic codes, and that have been cleared or approved by the FDA.

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

The marketability of any products for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on reducing the rate of healthcare spending in the United States has increased, and we expect will continue to increase the pressure on pharmaceutical pricing. There has been particular and increasing legislative interest in the United States with respect to drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Certain independent charitable foundations operate programs that provide grants to defray medical expenses (including cost-sharing obligations for drug treatments and health insurance premiums) for patients who meet certain financial need criteria and suffer from specific chronic illnesses or rare disorders. There has been recent enforcement interest regarding donations by pharmaceutical manufacturers to such foundations on the bases that such donations were used in part to guide patients to those donors’ products or that the donors obtained data on how the donations were used, including how often donations correlate to the frequency of referrals to donors’ products. There have been several U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Advertising and Promotion

The FDA and other U.S. federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, the FDCA and the FDA’s implementing regulations and standards. The FDA’s review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, communications regarding unapproved or “off-label” uses, industry-sponsored scientific and educational activities and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements and restrictions regarding unapproved uses of a drug or for other violations of its advertising and labeling laws and regulations, may result in adverse publicity and enforcement action by the FDA, the Department of Justice or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. A range of penalties are possible that could have significant commercial consequences, including product seizures, injunctions, civil and/or criminal fines and agreements that materially restrict the manner in which a company promotes or distributes its products or regulatory letters, which may require corrective advertising or other corrective communications to healthcare professionals.

Other Healthcare Laws and Compliance Requirements

We are subject to various laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws and false claims laws. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and exclusion from participation in federal healthcare programs.

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

In addition, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $15,270 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of the Department of Health and Human Services emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent our patient assistance programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs, or be subject to other significant penalties.

In addition to the laws described above, the Affordable Care Act also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $165,786 per year (or up to an aggregate of $1.105 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Applicable drug manufacturers are required to collect data for each calendar year and submit reports to CMS by March 31st of each subsequent calendar year. In addition, there are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us.

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

Also, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created several new federal crimes, including health care fraud and false statements relating to health care matters. Most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU Data Privacy Directive (95/46/EC), which will be replaced on May 28, 2018 by the more restrictive General Data Protection Regulation (Regulation (EU) 2016/679) and the Swiss Federal Act on Data Protection, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the U.S. Failure to provide adequate privacy protections and maintain compliance with the new EU-U.S. Privacy Shield framework, which will replace the previous safe harbor mechanisms, could jeopardize business transactions across borders and result in significant penalties, These laws could create liability for us or increase our cost of doing business.

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

We and our third-party collaborators who are developing companion diagnostics work cooperatively to generate the data required for submission with a PMA application, and remain in close contact with the Center for Devices and Radiological Health (“CDRH”) at the FDA to ensure that any changes in requirements are incorporated into the development plans. Meetings with the FDA with regard to our drug product candidates, as well as companion diagnostic product candidates, typically include representatives from the Center for Drug Evaluation and Research and CDRH when appropriate to ensure that the NDA and PMA submissions are coordinated to enable FDA to conduct a parallel review of both submissions. The FDA has issued guidance documents addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to these guidance documents, for novel therapeutic products such as our product candidates, the PMA for a companion diagnostic device should generally be developed and approved or cleared contemporaneously with the therapeutic.

In the EEA, in vitro medical devices are required to conform to the essential requirements of the E.U. Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. The data generated for the U.S. registration will be sufficient to satisfy the regulatory requirements for the European Union and other countries.

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

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. U.S. Patent 6,495,541, and its equivalent counterparts issued in dozens of countries, directed to the rucaparib composition of matter, expire in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) could be available to extend our patent exclusivity for rucaparib to the fourth quarter of 2023 in the United States. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years to at least 2025. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which will permit the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates ranging from 2020 through potentially 2035, including the camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031 and a patent application directed to high dosage strength rucaparib tablets that, if issued, will expire in 2035. As of February 27, 2018, the rucaparib camsylate salt patent was issued in 47 countries to date (including US and Europe), with applications pending in 9 countries, and the rucaparib composition of matter patent was issued in 48 countries. We are aware of a number of challenges of salt and polymorph patents. Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. European oppositions are commonly filed against patents related to pharmaceutical products. The grounds of opposition related to Rubraca were lack of novelty and lack of inventive step. The novelty and inventive step challenges are based on prior art references (or closely related disclosures) that were previously raised by the European patent examiner during prosecution of the application.  The claims of the granted patent were found to be patentable over this prior art. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors, including a constellation of unexpected properties, support the novelty and non-obviousness of our rucaparib camsylate salt/polymorph composition of matter patent. Based on these facts, we believe, a successful challenge of that patent would be difficult.

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

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for non-clinical studies and clinical trials and intend to do so in the future. We currently have long-term agreements with third-party contract manufacturing organizations (“CMOs”) for the production of the active ingredient and final product for Rubraca. We do not own or operate manufacturing facilities for the production of clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, we are working with our current third party suppliers to increase their scale of production and we are in the process of evaluating additional second source suppliers. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

We have developed the process for manufacturing Rubraca’s active pharmaceutical ingredient (“API”) to a degree sufficient to meet clinical demands and, as production capacity is increased as described below under “Lonza Agreement,” projected commercial requirements. Manufacturing of Rubraca API is being performed at a single CMO. The Rubraca drug product formulation and manufacturing process to produce that formulation have been developed to a degree sufficient to meet clinical demands and projected commercial requirements. A single third-party CMO capable of both formulation development and drug product manufacturing is currently producing Rubraca drug product. Our operating plan for the next 12 months includes a significant investment in inventory to meet the projected commercial requirements for Rubraca.

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

Under this agreement, Lonza will be a non-exclusive manufacturer of the rucaparib API during the 10 year term of the agreement. Lonza will construct, in an existing Lonza facility, a production train that will be exclusively dedicated to the manufacture of the rucaparib API. The dedicated production train will provide manufacturing capacity to meet our currently anticipated needs for commercial supply of rucaparib API. We are obligated to make scheduled capital program fee payments towards capital equipment and other costs associated with the construction of the dedicated production train and, once the facility is operational, to pay a fixed facility fee each quarter for the duration of the term of the agreement. The dedicated production train is estimated to be completed during the fourth quarter of 2018 at which time Lonza will begin producing API under this agreement.

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

Commercial Operations

Our commercial organization in the U.S. is in place and supporting the commercial sale of Rubraca. We believe the U.S. oncology market for Rubraca in both of its approved indications is addressable with a targeted sales and marketing organization, with capabilities that include the management of key accounts such as managed care organizations, group-purchasing organizations, oncology group networks and government accounts. We sell Rubraca through a limited distribution network consisting of select number of specialty pharmacies and distributors. Healthcare providers prescribe Rubraca to patients and the specialty pharmacies and distributors dispense Rubraca directly to patients. We intend to continue promoting Rubraca ourselves in the U.S. for its current indications and any additional indications we may obtain in the future. We retain the rights to Rubraca in the rest of the world. The MAA submission with the EMA for an ovarian cancer treatment indication is currently under review. If approved in the EU, we intend to commercialize rucaparib on our own and we are building our commercial and medical affairs infrastructure in Europe. The leadership of those teams is in place, and we will hire field sales personnel as pricing and reimbursement decisions are made and approvals are received.

Customers

We are currently approved to sell Rubraca in the U.S. market. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently sell our products to patients and health care providers, at which time we recognize the associated revenue.

Our customers, which distribute our product, consist of three specialty distributors and four specialty pharmacy providers. Furthermore, we do not believe the loss of one of these customers would significantly impact the ability to distribute our product as we expect that sales volume would be absorbed evenly by the remaining customers.

Employees

As of February 16, 2018, we employed 360 full-time employees. None of our employees is represented by labor unions, and a very small number of international employees are covered by collective bargaining agreements. We consider our relationship with our employees to be good.

As part of the Compensation Committee’s annual review of overall employee compensation, effective March 1, 2018, in order to align their base salary compensation with the 50th percentile of similarly situated employees at the Company’s peer group companies, the Compensation Committee approved for Mr. Mahaffy a base salary increase of 7.1% to $696,300, for Mr. Muehl a base salary increase of 15.7% to $433,800, for Ms. Ivers-Read a base salary increase of 3.0% to $450,246, for Dr. Rolfe a base salary increase of 4.1% to $489,300 and for Mr. Hooks a base salary increase of 5.3% to $421,300. Also, the Compensation Committee approved new bonus targets (as a percentage of their new annual base salaries) for each of these executive officers as follows: for Mr. Mahaffy, 70%; for Ms. Ivers-Read and Dr. Rolfe, 50%; and for Messrs. Muehl and Hooks, 45%.  In addition, as part of the annual grants of equity awards to employees of the Company, the Compensation Committee approved the following equity awards to such executive officers to be made on March 1, 2018: Mr. Mahaffy, options to purchase 120,000 shares of the Company’s common stock; Mr. Muehl, options to purchase 9,000 shares of the Company’s common stock and 9,000 restricted stock units (“RSUs”); Ms. Ivers-Read, options to purchase 11,000 shares of the Company’s common stock and 11,000 restricted stock units; Dr. Rolfe, options to purchase 11,000 shares of the Company’s common stock and 11,000 restricted stock units; and Mr. Hooks, options to purchase 9,000 shares of the Company’s common stock and 9,000 restricted stock units.

Research and Development

We invested $142.5 million, $251.1 million and $269.3 million in research and development during the years ended December 31, 2017, 2016 and 2015, respectively.

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

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates. We are not profitable and have incurred losses in each year since our inception in April 2009. We have only a limited operating history upon which you can evaluate our business and prospects. There are many risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Three of our product candidates, CO-101, CO-1686 (rociletinib) and CO-3810 (lucitanib), encountered development and/or regulatory setbacks after initial promising data, leading us to discontinue enrollment in then-ongoing clinical trials. We have received regulatory approval to market Rubraca in the U.S., but we do not yet know whether it will be approved in other jurisdictions or whether it will achieve market acceptance and be commercially successful.  We have generated only modest revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2017, 2016 and 2015, we had net losses of $346.4 million, $349.1 million and $352.9 million, respectively. As of December 31, 2017, we had an accumulated deficit of $1,447.4 million. We expect to continue to incur losses for the foreseeable future. As such, we are subject to all of the risks incident to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, regulatory scrutiny, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if Rubraca or any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

In September 2014, we completed a private placement of $287.5 million aggregate principal amount of 2.5% convertible senior notes due 2021 (the “Notes”), resulting in net proceeds to the Company of $278.3 million after deducting offering expenses. The Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable on the Notes semi-annually, and the Notes mature on September 15, 2021, unless redeemed, repurchased or converted prior to that date. In addition, if, as defined by the terms of the indenture, a fundamental change occurs, holders of the Notes may require us to repurchase for cash all or any portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. As of December 31, 2017, all $287.5 million principal amount of the Notes remained outstanding.

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

We and certain of our officers have been named as defendants in a number of lawsuits that generally allege that we and certain of our officers violated federal securities laws by making allegedly false and misleading statements regarding the progress toward FDA approval and the potential for market success of rociletinib.  Some of these lawsuits have been settled while others remain outstanding and others may still be brought.  See “Part I, Item 3-Legal Proceedings” in this report.

We intend to engage in a vigorous defense of these lawsuits; however, we are unable to predict the outcome of these matters at this time. If we are not successful in our defense of these litigation matters, we could be forced to make significant payments to, or enter into other settlements with, our security holders and their lawyers (and in certain circumstances reimburse costs and expenses incurred by the underwriters), and such payments or settlement arrangements could have a material adverse effect on our business, operating results and financial condition. For example, we could suffer a significant adverse impact on our reputation and divert management’s attention and resources from other priorities, any of which could have a material adverse effect on our business. In addition, any of these matters could require payments that are not covered by, or exceed the limits of, our available directors’ and officers’ liability insurance, which could have a material adverse effect on our operating results or financial condition.  We will not receive any further contributions from our insurance carriers for any amounts (including damages, settlement costs or legal fees) relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib.

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

The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.

On December 22, 2017, President Trump signed into law new legislation that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits (including reducing the business tax credit for certain clinical testing expenses incurred in the testing of certain drugs for rare diseases or conditions generally referred to as “orphan drugs”). Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain, and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. Investors should consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of Rubraca in the U.S.; Rubraca may not achieve market acceptance and may not be commercially successful and we may not attain profitability and positive cash flow from operations.

On December 19, 2016, the FDA granted approval for Rubraca as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on an FDA approved companion diagnostic for Rubraca.  Our MAA submitted to the EMA for an ovarian cancer treatment indication is currently under review by the CHMP, and in February 2018, the CHMP communicated to us their intention to hold a final vote on the treatment indication at their

March 2018 meeting. Rubraca is commercially available in the U.S. The degree of market acceptance and the commercial success of Rubraca will depend on a number of factors, including:

•	the effectiveness of our sales and marketing strategy and operations;
•

maintaining compliance with all regulatory requirements applicable to Rubraca and our commercial activities, including the post-marketing requirements and post-marketing commitments required by the FDA and, if approved in Europe, the EMA, to verify Rubraca’s clinical benefit or safety by completing certain confirmatory trials, pharmacology studies and additional diagnostic development;

•	the acceptance of Rubraca by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing products and therapies;
•	the continued acceptable safety profile of Rubraca and the occurrence of any unexpected side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;
•

the ability of our third-party manufacturers to manufacture commercial supplies of Rubraca, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with current good manufacturing practice (“cGMP”) regulations;

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

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenue through the sale of Rubraca. In addition, we may experience significant fluctuations in sales of Rubraca from period to period. We currently do not have any other product candidates in active development though we are exploring rucaparib in other indications. Any inability on our part to successfully commercialize Rubraca in the United States and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

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

We have recently built a field organization and other capabilities for the sales, marketing and distribution of Rubraca in the United States and have hired the commercial infrastructure in the European Union, and there are significant risks involved with building and managing a sales organization. Factors that may inhibit our efforts to effectively commercialize Rubraca on our own include:

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

If we are unable to maintain effective sales, marketing and distribution capabilities for Rubraca or if we are unable to establish and maintain sales, marketing and distribution capabilities for Rubraca outside of the United States, if approved, or for any other product candidate for which we obtain marketing approval, whether independently or with third parties, we may not be able to generate product revenue or may not become profitable. If the cost of establishing and maintaining a sales and marketing organization exceeds the cost-effectiveness of doing so, we may not become profitable.

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

We cannot give any assurance that rucaparib will receive regulatory approval outside the United States or that the rucaparib development program in other lines of therapies and indications will be successful or that our other product candidates will receive regulatory approval.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. Our business depends entirely on the successful development and commercialization of our product candidates.

Each of our product candidates requires clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization and significant marketing efforts in order to generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. To date, we have received regulatory approval from the FDA to market Rubraca in the United States for a certain limited indication. We may not receive similar regulatory approvals outside the United States and we may never receive regulatory approval for any of our other product candidates. In addition, our product development programs contemplate the development of companion diagnostics by third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before our product candidates may be commercialized.

We cannot be certain that rucaparib will be successfully developed in other lines of therapy, tumor types or other indications or that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. Three of our product candidates, CO-101, rociletinib and lucitanib encountered development and regulatory setbacks after initial promising data, leading us to discontinue enrollment in ongoing clinical trials. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our diagnostic collaborators’ ability to obtain regulatory approval of the companion diagnostics to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets for patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of non-clinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through non-clinical studies and initial clinical trials. It is not uncommon for companies in the biopharmaceutical industry to suffer significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Indeed, based on the negative results of a pivotal study, we ceased further development of our previous product candidate CO-101, and we decided to discontinue ongoing development of rociletinib as a result of the issuance of a Complete Response Letter by the FDA. Additionally, our future clinical trial results may not be successful.

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

The time required to obtain approval by the FDA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have obtained regulatory approval for Rubraca in the United States for a specific indication, and it is possible that Rubraca may not obtain regulatory approval outside the United States or for broader indications and lines of therapy or other tumor types or that any of our other existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Indeed, with the issuance of a Complete Response Letter by the FDA with respect to the rociletinib NDA, we decided to discontinue ongoing development of rociletinib.

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

We may seek approval from U.S. and foreign regulatory authorities for one or more product candidates on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, we received accelerated approval from the FDA for the initial indication for Rubraca and are seeking conditional marketing authorization from the E.U. for rucaparib. Each of these approval pathways has certain conditions to approval, some of which may be post-approval, such as the conduct of a post-approval, or confirmatory, trial using due diligence. For example, continued approval of Rubraca by the FDA may be contingent upon verification and description of clinical benefit in ARIEL3 and/or ARIEL4, our confirmatory trials.  If we are unable to fulfill the requirements of regulators that are conditions of a product’s accelerated or conditional approval, if the confirmatory trial shows unfavorable results or increased or additional undesirable side effects, or if regulators re-evaluate the data or risk-benefit profile of our product candidate, the availability of accelerated or conditional approval may be withdrawn or our conditional approval may not result in full approval or may be revoked or not renewed. Alternatively, we may be required to change a product candidate’s labeled indications or even withdraw the product, if approved, from the market.

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

Lynparza™ (olaparib) is approved in the U.S. as monotherapy in patients with germline BRCA mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy, as monotherapy for the maintenance treatment of adult patients with recurrent epithelial, fallopian tube or primary peritoneal cancer, who are in a complete or partial response to platinum-based chemotherapy and as monotherapy in patients with deleterious or suspected deleterious gBRCAm, human epidermal growth factor 2 (HER2)-negative metastatic breast cancer who have been treated with chemotherapy in the neoadjuvant, adjuvant, or metastatic setting. Lynparza is also approved in the EU for the maintenance treatment of BRCA mutated platinum-sensitive relapsed serous ovarian cancer. In February 2018, the CHMP adopted a positive opinion recommending this label be changed and expanded to remove the limitation of use in BRCA-mutated patients. Lynparza has indications for ovarian cancer across 57 countries (as of year-end 2017). In July 2017, AstraZeneca and Merck & Co., Inc. announced a global strategic oncology collaboration to co-develop and co-commercialise Lynparza for multiple cancer types. Lynparza is being investigated, alone and in combination with other agents, in multiple indications across several tumor types, including breast, prostate, and pancreatic cancers.

Zejula®/niraparib (Tesaro) was approved in March 2017 in the United States as monotherapy for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Zejula was approved in November 2017 in the EU for the same indication. Additional clinical investigations of Zejula in ovarian, breast and lung cancers are ongoing or planned. Janssen Biotech has licensed rights to develop and commercialize niraparib specifically for patients with prostate cancer worldwide, except in Japan.

There are a number of PARP inhibitors in clinical development including AbbVie’s veliparib and ABT-767, Pfizer’s talazoparib, BeiGene’s BGB-290, and Checkpoint Therapeutics’ CK-102. While most PARP inhibitor development focuses on ovarian, breast and prostate cancers, additional efforts are aimed toward bladder, lung, and pancreatic cancers as well.

In addition, combination approaches that include PARP inhibitors, including Lynparza or Zejula, with other anticancer agents are in various phases of clinical development across a variety of oncology indications. These combination therapies may result in future competitive pressure on Rubraca, and multiple data readouts for such studies are anticipated throughout 2018 and beyond.

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

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. In addition, any new product that competes with an approved product must demonstrate compelling advantages in efficacy, convenience, tolerability and safety in order to overcome price competition and to be commercially successful. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA, European Commission or other regulatory approval or discovering, developing and commercializing medicines before we do, which would have a material adverse effect on our business.

Reimbursement may be limited or unavailable in certain market segments for our product candidates, which could make it difficult for us to sell our products profitably.

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. We have received approval for Rubraca in the United States for a limited indication. We intend to seek additional approvals to market Rubraca and other product candidates in the United States, Europe and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

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

Moreover, payment methodologies, including payment for companion diagnostics, may be subject to changes in healthcare legislation and regulatory initiatives. For example, the CMS has begun bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting and, in 2018, the CMS began paying for clinical laboratory services based on a weighted average of reported prices that private payors, Medicare Advantage plans, and Medicaid Managed Care plans pay for laboratory services.

There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Recently there has also been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, reform government program reimbursement methodologies. Individual states in the United States have also become increasingly active in implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may adversely affect the demand for any drug products for which we may obtain regulatory approval, as well as our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

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

As of February 16, 2018, we employed 360 full-time employees. As our development plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

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

Our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may affect, among other things, our current activities with clinical study investigators and research subjects, as well as proposed and future sales, marketing, disease awareness, and patient assistance programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

•

the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, including any kickback, bribe, or certain rebate, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment will be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or special intent to violate the law in order to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

•

federal false claims laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from federal programs, such as Medicare and Medicaid, that are false or fraudulent, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

•

the Health Insurance Portability and Accountability Act of 1996, or HIPAA which imposes criminal and civil liability for, among other things, willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

•

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes certain requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•

the federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s election of a particular supplier of items or services reimbursable by a Federal or state governmental program;

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

The patent protection, patent prosecution and patent enforcement for some of our product candidates is dependent on third parties.

While we normally seek and gain the right to fully prosecute, maintain and enforce the patents relating to our product candidates, there may be times when platform technology patents that relate to our product candidates are controlled by our licensors. This is the case with the method of use patents licensed under the AstraZeneca license. This is also the case with our license to rociletinib, under which Celgene holds the right to prosecute and maintain the patents and patent applications covering its core discovery technology, including molecular backbones, building blocks and classes of compounds generated by that technology, aspects of which relate to rociletinib. We have the right to jointly prosecute and maintain, and the first right to enforce, the patent rights for the composition of matter for rociletinib. If AstraZeneca, Celgene or any of our future licensing partners fail to appropriately prosecute, maintain or enforce, as applicable, patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

Our common stock had not been publicly traded prior to our initial public offering in November 2011. An active trading market for our common stock on the NASDAQ Global Select Market may not be sustained. As a result of these and other factors, you may be unable to resell your shares at a price that is attractive to you or at all. Further, an inactive market may also impair our ability to raise capital by selling shares of our common stock and may impair our ability to enter into strategic partnerships or acquire companies or products by using our shares of common stock as consideration.

The price of our stock has been, and may continue to be, volatile, and you could lose all or part of your investment.

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 12-month period ended December 31, 2017, the price of our common stock on the NASDAQ Global Select Market ranged from $39.83 per share to $99.45 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

The conversion of some or all of the Notes may dilute the ownership interest of existing stockholders. Holders of the outstanding Notes are able to convert them at any time prior to the close of business on the business day immediately preceding September 15, 2021. Upon conversion, holders of the Notes will receive shares of common stock. Any sales in the public market of shares of common stock issued upon conversion of such Notes could adversely affect the trading price of our common stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or convertible debt securities.

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

Certain members of management and their affiliates own a significant percentage of our stock and will be able to exert influence over matters subject to stockholder approval.

Our executive officers, directors and their respective affiliates known to us beneficially owned approximately 6.7% of our voting stock as of February 21, 2018. These stockholders may have the ability to influence the outcome of matters submitted to our stockholders for approval. The interests of our executive officers, directors, and their affiliates might not coincide with the interests of the other holders of our capital stock which may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2017, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan (“2011 Plan”) is 3,147,903. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Equity Incentive Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option and restricted stock unit, or RSU, grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the Notes.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

Our principal offices are located at five leased facilities, a 29,177 square foot facility in Boulder, Colorado used primarily for corporate functions, a 24,877 square foot facility in San Francisco, California and a 32,660 square foot facility in Oakland, CA used for clinical development operations and research laboratory space, a 3,350 square foot facility in Cambridge, United Kingdom used for our European regulatory and clinical operations and a 416 square foot facility in Milan, Italy used for clinical operations. These leases expire in January 2023, December 2021, April 2028, May 2019 and March 2018, respectively. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

ITEM  3.LEGAL PROCEEDINGS

Rociletinib-Related Litigation

Following Clovis’ regulatory announcement in November 2015 of adverse developments in its ongoing clinical trials for rociletinib, Clovis and certain of its current and former executives were named in various securities lawsuits, the largest of which was a putative class action lawsuit in the District of Colorado (the “Medina Action”) which was settled on October 26, 2017 (the “Medina Settlement”).  The open actions currently pending against Clovis are discussed below.   While other entities have threatened to bring claims relating to rociletinib and the November 2015 announcement, none have commenced litigation as of the date of this filing.

On January 22, 2016, the Electrical Workers Local #357 Pension and Health & Welfare Trusts, a purported shareholder of Clovis, filed a purported class action complaint (the “Electrical Workers Complaint”) against Clovis and certain of its officers, directors, investors and underwriters in the Superior Court of the State of California, County of San Mateo (the “Electrical Workers Court”). The Electrical Workers Complaint purports to be asserted on behalf of a class of persons who purchased stock in the July 2015 Offering. The complaint asserted claims under certain provisions of the Securities Act of 1933 (the “Securities Act”) relating to a July 2015 follow-on offering of Clovis securities (the “July 2015 Offering”) based on substantially similar allegations to those asserted in the Medina Action. On June 30, 2016, the Electrical Workers Plaintiffs filed an amended complaint adding new allegations (the “Amended Complaint”).

On July 28, 2016, the defendants filed a motion to stay the Electrical Workers action pending resolution of the Medina Action and a demurrer to the Amended Complaint. On September 23, 2016, after hearing oral argument, the Electrical Workers Court granted the motion to stay and reserved on issuing a ruling on defendants’ pending demurrer.

The Company believes that the claims asserted in the Electrical Workers Action are released and barred by operation of law through the Medina Settlement, and accordingly plans to seek dismissal of the Electrical Workers Action on that basis.

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

On August 8, 2017, the parties participated in a scheduled hearing on Defendants’ motion to stay and motion to dismiss before Justice Masley of the New York Supreme Court, County of New York. At the hearing, Justice Masley granted Defendants’ motion to stay. Per the Court’s August 10, 2017 order, Defendants’ motion to dismiss was held in abeyance and deemed submitted on November 1, 2017.  On November 1, 2017, the Defendants provided a status update to the Court regarding the outcome of the hearing.  The update informed the Court that Antipodean had excluded itself from the Medina Settlement, as memorialized in the final judgment entered by the Medina Court.  No date has been scheduled for argument on Defendants’ motion to dismiss.

The Company intends to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful.

In March 2017, two putative shareholders of the Company, Macalinao and McKenry (the “Derivative Plaintiffs”), filed shareholder derivative complaints against certain directors and officers of the Company in the Court of Chancery of the State of Delaware. On May 4, 2017, the Macalinao and McKenry actions were consolidated for all purposes in a single proceeding under the caption In re Clovis Oncology, Inc. Derivative Litigation, Case No, 2017-0222 (the “Consolidated Derivative Action”).

On May 18, 2017, the Derivative Plaintiffs filed a Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”). The Consolidated Derivative Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations of the Company’s business operations and prospects, failing to ensure that the TIGER-X clinical trial was being conducted in accordance with applicable rules, regulations and protocols, and engaging in insider trading. The Consolidated Derivative Complaint purported to rely on documents produced by the Company in response to prior demands for inspection of the Company’s books and records served on the Company by each of Macalinao and McKenry under 8 Del. C. § 220. The Consolidated Derivative Complaint sought, among other things, an award of money damages.

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

In addition, the Company has received inquiries and requests for information from governmental agencies, including the U.S. Securities and Exchange Commission and the U.S. Department of Justice, relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. The Company is continuing to cooperate with these agencies with respect to their investigations. The Medina Settlement does not resolve these inquiries and the Company cannot predict their timing or outcome.

Director Compensation Litigation

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

The Court has entered a number of orders extending the defendants’ time to respond to the Solak Complaint based on, among other factors, the fact that the parties are engaged in discussions in an effort to resolve the Solak action. On February 14, 2018, the parties filed a joint letter to the Court requesting that all deadlines in the action be held in abeyance while the parties engaged in final settlement discussions.

On February 26, 2018, the defendants entered into a stipulation of compromise and settlement with plaintiff that is intended to settle the Solak action. The proposed settlement is subject to Court approval upon the conclusion of a settlement hearing concerning the fairness of the terms of the proposed settlement, which will be scheduled following the provision of notice to shareholders of the Company.

In accordance with the terms of the proposed settlement, the Company will present a new non-employee director compensation policy for shareholder vote at the next annual shareholder meeting. Under the proposed new non-employee director compensation policy, annual base compensation for incumbent non-employee directors would be set at an amount between $350,000 and $425,000, which would remain in place for a period between two and five years. Additionally, the proposed policy sets annual base compensation for new non-employee directors at an amount between $525,000 and $637,500 and includes fixed annual fees for board and committee service. The proposed settlement also sets forth a number of corporate governance reforms that the Company will undertake, including, enhanced proxy disclosures, the codification of the Company’s stock ownership guidelines for directors, and enhanced disclosure requirements for certain forms of director compensation. While no cash payments will be made to investors as part of the proposed settlement, plaintiff’s counsel is expected to file a fee application which the Company has agreed not to oppose up to an agreed-upon amount. The proposed settlement contains no admission of wrongdoing.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ Global Select Market under the symbol “CLVS.” The following table sets forth, for the periods indicated, the high and low sales prices for our common stock as reported on the NASDAQ Global Select Market:

	HIGH	LOW
Balance, December 31, 2017
First Quarter	$74.94	$39.83
Second Quarter	$96.92	$45.42
Third Quarter	$99.45	$64.61
Fourth Quarter	$86.26	$57.33
Balance, December 31, 2016
First Quarter	$34.75	$16.78
Second Quarter	$20.90	$11.57
Third Quarter	$40.29	$13.43
Fourth Quarter	$46.97	$25.50

On February 21, 2018, there were approximately 24 holders of record of our common stock. The holders of record number does not include a substantially greater number of holders whose shares are held of record in nominee or street name accounts through banks, brokers and/or other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2017

Number of
securities
remaining
available
for issuance
under equity
compensation
		Weighted-	plans
	Number of securities to	average	(excluding
	be issued upon exercise	exercise price	securities
	of outstanding options	of outstanding	reflected
	and restricted stock	options	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	6,379,264	$46.77	3,147,903
Equity compensation plans not approved by security holders	—	—	—
Total	6,379,264	$46.77	3,147,903

(1)As of December 31, 2017, 9,590,378 shares were authorized for issuance under our 2011 Stock Incentive Plan (“2011 Plan”), which became effective upon closing of our initial public offering in November 2011, including 192,185 remaining shares available for future issuance under the 2009 Equity Incentive Plan (“2009 Plan”), which were transferred to the 2011 Plan. The number of shares of our common stock reserved for issuance under the 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2009 Plan and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock.

(2)As of December 31, 2017, 558,870 shares were reserved for issuance under our 2011 Employee Stock Purchase Plan (“ESPP”), which became effective upon closing of our initial public offering in November 2011. The number of shares of our common stock reserved for issuance under the ESPP will be increased at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on such date and (y) 344,828 shares of our common stock.

Performance Graph (1)

The following graph shows a comparison from December 31, 2012 through December 31, 2017 of the cumulative total return on an assumed investment of $100 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

(1)This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Clovis Oncology, Inc. under the Securities Act of 1933, as amended.

ITEM 6.SELECTED FINANCIAL DATA

The following table sets forth certain of our selected historical financial data at the dates and for the periods indicated. The selected historical statement of operations data presented below for the years ended December 31, 2017, 2016 and 2015 and the historical balance sheet data as of December 31, 2017 and 2016 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical statement of operations data presented below for the years ended December 31, 2014 and 2013 and the historical balance sheet data as of December 31, 2015, 2014 and 2013 have been derived from our audited financial statements that do not appear in this report.

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

Statement of Operations Data:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Revenues:
Product revenue, net	$55,511	$78	$—	$—	$—
License and milestone revenue	—	—	—	13,625	—
Total revenues	55,511	78	—	13,625	—
Operating expenses:
Cost of sales - product	10,251	70	—	—	—
Cost of sales - intangible asset amortization	1,486	—	—	—	—
Research and development	142,498	251,129	269,251	137,705	66,545
Selling, general and administrative	138,907	40,731	30,524	21,457	16,567
Acquired in-process research and development	—	1,300	12,000	8,806	250
Impairment of intangible asset	—	104,517	89,557	3,409	—
Change in fair value of contingent purchase consideration	—	(24,936)	(24,611)	707	405
Total expenses	293,142	372,811	376,721	172,084	83,767
Operating loss	(237,631)	(372,733)	(376,721)	(158,459)	(83,767)
Other income (expense):
Interest expense	(10,428)	(8,491)	(8,372)	(2,604)	—
Foreign currency gain (loss)	(82)	(580)	2,740	3,580	(535)
Legal settlement loss	(105,477)	—	—	—	—
Other income (expense)	3,643	633	416	(240)	(178)
Other income (expense), net	(112,344)	(8,438)	(5,216)	736	(713)
Loss before income taxes	(349,975)	(381,171)	(381,937)	(157,723)	(84,480)
Income tax benefit (expense)	3,578	32,034	29,076	(2,308)	(52)
Net loss	$(346,397)	$(349,137)	$(352,861)	$(160,031)	$(84,532)
Basic and diluted net loss per common share	$(7.36)	$(9.07)	$(9.79)	$(4.72)	$(2.95)
Basic and diluted weighted average common shares outstanding	47,047	38,478	36,026	33,889	28,672

Balance Sheet Data:

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$563,731	$266,183	$528,588	$482,677	$323,228
Working capital	545,423	213,813	464,125	443,400	307,644
Total assets	735,230	364,557	713,386	786,206	649,635
Convertible senior notes	282,406	281,126	279,885	278,680	—
Common stock and additional paid-in capital	1,887,249	1,174,989	1,130,016	785,123	762,204
Total stockholders’ equity (deficit)	367,636	(3,634)	300,650	331,630	497,886

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

Our marketed product Rubraca® (rucaparib) is approved on an accelerated basis in the United States by the Food and Drug Administration (“FDA”) as monotherapy for the treatment of patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. We launched Rubraca in the United States in December 2016 for this indication.

The FDA is currently reviewing on a priority review timeline our sNDA for Rubraca as maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.

Our MAA submitted to the EMA for an ovarian cancer treatment indication for Rubraca is currently under review by the EMA’s CHMP. Following a Scientific Advisory Group - Oncology meeting and an oral explanation by us before the CHMP in February 2018, the CHMP has communicated a positive trend vote for the MAA and their intention to hold a final vote on the treatment indication at their March 2018 meeting.

In addition, we have two other product candidates: lucitanib, an oral inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors (“VEGFR”) 1-3, platelet-derived growth factor receptors (“PDGFR”) alpha and beta and fibroblast growth factor receptors (“FGFR”) 1-3, and rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”).  While we have stopped enrollment in ongoing trials for each of these candidates, we continue to provide drug to patients whose clinicians recommend continuing therapy. We maintain certain development and commercialization rights for lucitanib and global development and commercialization rights for rociletinib.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. Through December 31, 2017, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier and for the year ended December 31, 2017 have generated $55.5 million product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of December 31, 2017, we had an accumulated deficit of $1,447.4 million. We incurred net losses of $346.4 million, $349.1 million and $352.9 million for the years ended December 31, 2017, 2016 and 2015, respectively, and had cash, cash equivalents and available-for-sale securities totaling $563.7 million at December 31, 2017.

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

Product License Agreements

For a discussion of our product license agreements, see Note 13, License Agreements, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

During 2017, we recorded $55.5 million in revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. In addition, we distributed free drug to eligible patients through our patient assistance program that represented approximately $14.1 million in commercial value. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgments and Estimates” below. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

Currently, we only recognize revenue on product sales once the product is sold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, therefore reducing the significance of estimates made for product returns. Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, “Revenue from Contracts with Customers”. Upon adoption, we will begin recognizing revenue when our customers, the specialty distributors and specialty pharmacy providers, take control of our product. This will have the impact of us recognizing revenue approximately two to four weeks earlier than before adopting the new standard and will also increase the significance of estimating variable consideration, including product returns, rebates and chargebacks.

We used the modified retrospective method to adopt the new standard. This means that we will not restate previously issued financial statements, but will record a one-time adjustment to retained earnings of $2.3 million. This adjustment represents the sales of our product to our customers prior to January 1, 2018, that have not been sold to patients or healthcare providers, offset by related gross-to-net adjustments and other direct costs, including royalties and sales incentive compensation.

During 2017, revenue was recognized for U.S. tax purposes when our product was sold to the specialty distributors and pharmacies, a method that differs from book treatment. This difference in revenue recognition resulted in the establishment of the deferred tax asset for the sales value of our product held by our specialty distributor and pharmacy providers at December 31, 2017. The deferred tax asset was offset by a full valuation allowance and has no impact to our statement of operations. With the adoption of ASC 606 effective January 1, 2018, revenue will be recognized when our product is sold to the specialty distributors pharmacies, which will match the tax treatment resulting in no deferred tax asset.

For a complete discussion of this adoption and the accounting for net product revenue, see Note 2, Summary of Significant Accounting Policies in the “Recently Issued Accounting Standards” section and Note 11, Revenue Recognition.

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

•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
•	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials;
•	the cost of acquiring, developing and manufacturing clinical trial materials;
•	costs associated with non-clinical activities and regulatory operations;
•

market research, disease education and other commercial product planning activities, including the hiring of a U.S. sales and marketing and medical affairs organization in preparation for commercial launch of rucaparib; and

•	activities associated with the development of companion diagnostics for our product candidates.

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. As a result of the FDA approval of Rubraca and the discontinuation of enrollment in rociletinib, our research and development expenses decreased for 2017 as commercialization related expenses are classified as selling, general and administrative expenses and not research and development costs. Our research and development expenses will increase in 2018 as our ongoing rucaparib studies progress.

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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Rucaparib Expenses
Research and development	$72,901	$101,598	$58,922
Acquired in-process research and development	—	1,300	—
Rucaparib Total	72,901	102,898	58,922
Lucitanib Expenses
Research and development (a)	(1,187)	(1,337)	1,923
Lucitanib Total	(1,187)	(1,337)	1,923
Rociletinib Expenses
Research and development	7,712	43,768	122,912
Acquired in-process research and development	—	—	12,000
Rociletinib Total	7,712	43,768	134,912
Personnel and other expenses	63,072	107,100	85,494
Total	$142,498	$252,429	$281,251

(a)This amount reflects actual costs incurred less amounts due from Servier for reimbursable development expenses pursuant to the collaboration and license agreement described in Note 13, License Agreements, to our audited consolidated financial statements included in this Annual Report on Form 10-K.

For 2017 and 2016, research and development expenses have continued to decrease primarily due to decreased development activities for the rociletinib program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial activities related to Rubraca in the U.S. and Europe.

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

Impairment of Intangible Asset

In connection with the acquisition of EOS in November 2013, we recorded intangible assets to reflect the fair value of acquired in-process research and development (“IPR&D”) as of the acquisition date. The fair value was established based upon discounted cash flow models using assumptions related to the timing of development, probability of development and regulatory success, sales and commercialization factors and estimated product life. During the second quarter of 2016, we recorded a $104.5 million impairment charge due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. During the fourth quarter of 2015, we recorded an $89.6 million impairment charge to the IPR&D intangible assets. At December 31, 2017, the IPR&D intangible asset recorded on the Consolidated Balance Sheets was zero.

Change in Fair Value of Contingent Purchase Consideration

In connection with the acquisition of EOS in November 2013, we also recorded a purchase consideration liability equal to the estimated fair value of future payments that are contingent upon the achievement of various regulatory and sales milestones. Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value to change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations and Comprehensive Loss. Changes in fair value are primarily attributed to new information about the likelihood of achieving such milestones and the passage of time. In the absence of new information, changes to fair value reflect only the passage of time as we progress towards the achievement of future milestones. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. During the fourth quarter of 2015, we recorded a $26.9 million reduction in the fair value of the contingent purchase consideration liability due to a change in the estimated probability-weighted future milestone payments, as well as the timing of such payments, for the lucitanib program. At December 31, 2017, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets remained at zero due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payout amounts to the former EOS shareholders.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses and revenue and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, intangible asset impairment, clinical trial accruals and share-based compensation expense. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in more detail in the notes to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. We believe the following accounting policies to be most critical to the judgments and estimates used in the preparation of our financial statements.

Revenue Recognition

We are currently approved to sell Rubraca in the United States markets.  We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently sell our products to patients and health care providers.  Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts and other deductions as well as estimated product returns. Estimating rebates, chargebacks, discounts, product returns and other deductions requires significant judgments about future events and uncertainties, and requires us to rely heavily on assumptions, as well as historical experience. We only recognize revenue on product sales once the product is sold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, therefore reducing the significance of estimates made for product returns.

For the year ended December 31, 2017, we recognized $55.5 million of product revenue. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Rubraca units recognized as revenue during the year ended December 31, 2017 were expensed prior to the December 19, 2016 FDA approval, and a minimal amount is included in cost of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories. The majority of products sales were of pre-commercialization inventory in 2017.

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

The fair value of stock options for the years ended December 31, 2017, 2016 and 2015 was estimated at the grant date using the following weighted average assumptions for the respective periods:

	Year Ended December 31,
	2017	2016	2015
Dividend yield	—	—	—
Volatility (a)	89%	93%	72%
Risk-free interest rate (b)	2.16%	1.77%	1.77%
Expected term (years) (c)	5.8	5.8	6.1

(a)Volatility:  The expected volatility was estimated using our historical data.

(b)Risk-free interest rate:  The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.

(c)Expected term:  The expected term of the award was estimated using our historical data.

We recognized share-based compensation expense of approximately $44.7 million, $39.8 million and $40.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As of December 31, 2017, we had $89.4 million in total unrecognized share-based compensation expense, net of related forfeiture estimates, which is expected to be recognized over a weighted-average remaining vesting period of 3.3 years. We expect our share-based compensation to continue to grow in future periods due to the potential increases in the value of our common stock and headcount.

We estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest.

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

During the second quarter 2016, we recorded $25.5 million reduction in fair value of the contingent purchase consideration due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2017, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets remained at zero due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payout amounts to the former EOS shareholders.

Intangible Assets

Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life.  If our estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of sales in the Consolidated Statements of Operations and Comprehensive Loss.

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

Results of Operations

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

			Change
	Year ended December 31,		Favorable/(Unfavorable)
	2017	2016	$	%

Product revenue, net	$55,511	$78	$55,433	71,068%
Operating expenses:
Cost of sales - product	10,251	70	10,181	14,544%
Cost of sales - intangible asset amortization	1,486	—	1,486	100%
Research and development	142,498	251,129	(108,631)	(43)%
Selling, general and administrative	138,907	40,731	98,176	241%
Acquired in-process research and development	—	1,300	(1,300)	(100)%
Impairment of intangible asset	—	104,517	(104,517)	(100)%
Change in fair value of contingent purchase consideration	—	(24,936)	24,936	(100)%
Total expenses	293,142	372,811	(79,669)	(21)%
Operating loss	(237,631)	(372,733)	135,102	(36)%
Other income (expense):
Interest expense	(10,428)	(8,491)	(1,937)	23%
Foreign currency gain (loss)	(82)	(580)	498	(86)%
Legal settlement loss	(105,477)	—	(105,477)	100%
Other income (expense)	3,643	633	3,010	476%
Other income (expense), net	(112,344)	(8,438)	(103,906)	1,231%
Loss before income taxes	(349,975)	(381,171)	31,196	(8)%
Income tax benefit	3,578	32,034	(28,456)	(89)%
Net loss	$(346,397)	$(349,137)	$2,740	(1)%

Product Revenue, Net. Product revenue for the year ended December 31, 2017 was due to the recognition of $55.5 million of net product revenue from the sale of Rubraca, which was approved for sale in the United States markets on December 19, 2016. Revenue is recorded net of sales deductions comprised of rebates, chargebacks and other discounts. Sales deductions represented approximately 8.1% of the gross product revenue recognized in the year ended December 31, 2017 and summarized as follows:

	Year ended
	December 31, 2017
	$	% of Gross Sales
	(in thousands)

Gross product revenue	$60,384	100.0%
Sales deductions:
Government rebates and chargebacks	2,575	4.3%
Discounts and fees	2,298	3.8%
Total sales deductions	4,873	8.1%
Product revenue, net	$55,511	91.9%

Cost of Sales - Product. Product cost of sales for the year ended December 31, 2017 relate to freight and royalties costs associated with Rubraca sales for the period. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Rubraca units recognized as revenue during the year ended December 31, 2017 were expensed prior to the December 19, 2016 FDA approval, and therefore are not included in costs of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories. The majority of product sales were of pre-commercialization inventory in 2017.

Cost of Sales – Intangible Asset Amortization. For the year ended December 31, 2017, we recognized cost of sales of $1.5 million associated with the amortization of capitalized milestone payments related to the FDA approval of Rubraca.

Prior to the FDA approval on December 19, 2016, all acquired license and milestone payments were expensed as incurred.

Research and Development Expenses. Research and development expenses decreased during the year ended December 31, 2017 compared to 2016 primarily due to lower research and development costs for rucaparib and rociletinib and classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses. In the year ended December 31, 2017, Rubraca commercialization costs included in selling, general and administrative expenses were $95.2 million.

Clinical trial costs for rucaparib were $0.3 million lower compared to the same period a year ago due to completed enrollment in our ARIEL2 and ARIEL 3 studies, partially offset by higher costs from enrollment in ARIEL4, our confirmatory ovarian cancer trials, and enrollment in our TRITON2 and TRITON3 studies for prostate cancer. Diagnostic development costs were $4.4 million lower compared to the prior year as the prior year included the costs associated with our collaboration with Foundation Medicine, Inc. to develop a novel companion diagnostic test to identify patients most likely to respond to rucaparib. Finally, clinical supply and related manufacturing development costs were $15.9 million lower than 2016 due to the capitalization of these costs subsequent to the FDA approval of rucaparib.

Clinical trial costs for rociletinib were $23.6 million lower than 2016 primarily due to the completion of patient enrollment for all of the TIGER studies in non-small cell lung cancer. Clinical supply and related manufacturing development costs were $6.6 million lower than 2016 driven by timing of production to support our clinical studies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2017 compared to 2016 primarily due to classification of commercialization related expenses associated with Rubraca in selling, general and administrative expenses rather than research and development expenses.

Acquired In-Process Research and Development Expenses.  During 2016, we made a milestone payment of $0.3 million to AstraZeneca upon the NDA submission for rucaparib and we made milestone payments totaling $1.0 million to Pfizer upon acceptance of the NDA and MAA for rucaparib by the FDA and EMA, respectively. No such payments occurred during 2017.

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

Change in Fair Value of Contingent Purchase Consideration. The fair value of contingent purchase consideration decreased $24.9 million for the year ended December 31, 2016, which is due to a $25.5 million reduction in the fair value of the contingent purchase consideration liability we recorded during the second quarter of 2016 due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer.

Legal Settlement Loss, Net of Insurance Receivable. During 2017, we recorded a $105.5 million legal settlement loss, net of insurance receivable, related to a stipulation agreement of settlement whereby we issued the plaintiff and participating class members a total consideration comprised of $25.0 million in cash and the issuance of 1.5 million shares. The cash portion of the consideration was funded by Clovis’ insurance carriers.

Other Income (Expense). Other income increased for the year ended December 31, 2017 compared to 2016 due to interest income earned on our available-for-sale securities.

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

Comparison of the Year Ended December 31, 2016 to the Year Ended December 31, 2015

			Change
	Year ended December 31,		Favorable/(Unfavorable)
	2016	2015	$	%

Product revenue, net	$78	$—	$78	100%
Operating expenses:
Cost of sales - product	70	—	70	100%
Research and development	251,129	269,251	(18,122)	(7)%
Selling, general and administrative	40,731	30,524	10,207	33%
Acquired in-process research and development	1,300	12,000	(10,700)	(89)%
Impairment of intangible asset	104,517	89,557	14,960	17%
Change in fair value of contingent purchase consideration	(24,936)	(24,611)	(325)	1%
Total expenses	372,811	376,721	(3,910)	(1)%
Operating loss	(372,733)	(376,721)	3,988	(1)%
Other income (expense):
Interest expense	(8,491)	(8,372)	(119)	1%
Foreign currency gain (loss)	(580)	2,740	(3,320)	(121)%
Other income (expense)	633	416	217	52%
Other income (expense), net	(8,438)	(5,216)	(3,222)	62%
Loss before income taxes	(381,171)	(381,937)	766	(0)%
Income tax benefit	32,034	29,076	2,958	10%
Net loss	$(349,137)	$(352,861)	$3,724	(1)%

Product Revenue, Net. Product revenue for the year ended December 31, 2016 was due to the recognition of $0.1 million of net product revenue from the sale of Rubraca, which was approved for sale in the United States markets on December 19, 2016.

Cost of Sales - Product. Product cost of sales for the year ended December 31, 2016 relate to freight and royalties costs associated with Rubraca sales for the period. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Rubraca units recognized as revenue during the year ended December 31, 2016 were expensed prior to the December 19, 2016 FDA approval, and therefore are not included in costs of sales during the current period.

Research and Development Expenses. The decrease in research and development expenses for the year ended December 31, 2017 compared to 2016 was primarily due to decreased development activities for the rociletinib program partially offset by higher expenses related to the rucaparib program.

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

Change in Fair Value of Contingent Purchase Consideration. Change in fair value of contingent purchase consideration was a decrease of $24.9 million for the year ended December 31, 2016 compared to a decrease of $24.6 million for the year ended December 31, 2015. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. During the fourth quarter of 2015, we recorded a $26.9 million reduction in the fair value of the contingent purchase consideration liability due to a change in the estimated probability-weighted future milestone payments, as well as the timing of such payments, for the lucitanib program.

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

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.6 million, after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2017, we had cash, cash equivalents and available-for-sale securities totaling $563.7 million.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(260,904)	$(266,680)	$(253,066)
Net cash (used in) provided by investing activities	(54,102)	199,299	(254,578)
Net cash provided by financing activities	562,075	5,176	304,480
Effect of exchange rate changes on cash and cash equivalents	943	(365)	(757)
Net increase (decrease) in cash and cash equivalents	$248,012	$(62,570)	$(203,921)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2017 decreased by $5.8 million compared to 2016 due to a decrease in net loss adjusted for non-cash items of $63.3 million, primarily due the recognition of $55.5 million of revenue during 2017, partially offset by inventory purchases and deposits of $48.0 million and the recognition of $6.2 million in accounts receivable in 2017.

Net cash used in operating activities increased $13.6 million for the year ended December 31, 2016 compared to 2015 driven by an increase in payments for other accrued expenses related to the rociletinib program of non-clinical and clinical development studies, for which enrollment was completed in 2016.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2017 includes $263.5 million in purchases of available-for-sale securities compared to no purchases in 2016.

Net cash provided by investing activities for the year ended December 31, 2016 includes $200.0 million in sales of available-for-sale securities compared to $251.5 million in net purchases in 2015.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2017 includes $545.8 million in net proceeds received from our common stock offerings in January and June 2017 and $16.2 million received from employee stock option exercises and stock purchases under the employee stock purchase plan.

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

Operating Capital Requirements

On December 19, 2016, the FDA approved Rubraca tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated with advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on FDA-approved companion diagnostic for Rubraca. We expect to incur significant losses for the foreseeable future, as we commercialize Rubraca and expand our selling, general and administrative functions to support the growth in our commercial organization. Additionally, our operating plan for the next 12 months includes a significant investment in inventory to meet the projected commercial requirements for Rubraca. We receive the active pharmaceutical ingredient in Rubraca from one supplier and we experience long lead times associated with its production. Accordingly, we expect to experience a decrease in our liquidity at the beginning of a production cycle and an increase as the inventory produced is sold.

As of December 31, 2017, we had cash, cash equivalents and available-for-sale securities totaling $563.7 million and total current liabilities of $81.5 million. In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.6 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including commercial planning and sales and marketing expenses associated with the launch of Rubraca in the United States and, if approved by the European Commission in Europe, funding of its development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
•	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;
•	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and non-clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
•	the cost of commercialization activities, including marketing and distribution costs;
•	the cost of manufacturing any of our product candidates we successfully commercialize;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and
•	the timing, receipt and amount of sales, if any, of our product candidates.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2017 (in thousands):

	Less than 1			More Than 5
	Year	1 to 3 Years	3 to 5 Years	Years	Total
Convertible senior notes	$—	$—	$287,500	$—	$287,500
Interest on convertible senior notes	7,187	14,376	5,091	—	26,654
Operating lease commitments	3,050	7,646	6,374	11,563	28,633
Milestone payments (a)	23,000	—	—	—	23,000
Purchase and other commitments (b)	137,154	25,179	24,630	36,945	223,908
Total	$170,391	$47,201	$323,595	$48,508	$589,695

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

Royalty and License Fee Commitments

We have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. On August 30, 2016, we entered into a first amendment to the worldwide license agreement with Pfizer, which amends the June 2011 existing worldwide license agreement to permit us to defer payment of the milestone payments payable upon (i) FDA approval of an NDA for 1st Indication in US and (ii) European Commission approval of an MAA for 1st Indication in EU, to a date that is 18 months after the date of achievement of such milestones. In the event that we defer such milestone payments, we have agreed to certain higher payments related to the achievement of such milestones.

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

Pursuant to our license agreements for the development of rucaparib, we are required to make regulatory milestone payments up to an additional $69.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments if specified annual sales targets for rucaparib are met, which relate to annual sales targets of $250.0 million and above, which, in aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib.

We are obligated to pay additional consideration to the former EOS shareholders if certain future regulatory and lucitanib-related sales milestones are achieved. The estimated fair value of these payments was recorded as contingent purchase consideration on our Consolidated Balance Sheets. The potential contingent milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to $186.0 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at December 31, 2017. The estimated fair value of the liability was zero at December 31, 2017 due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payout amounts to the former EOS shareholders. We are also obligated to pay to Advenchen 25% of any consideration, excluding royalties, received pursuant to any sublicense agreements for lucitanib, including the agreement with Servier.

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

Tax Loss Carryforwards

As of December 31, 2017, we have net operating loss (“NOL”) carryforwards of approximately $1.0 billion to offset future federal income taxes. We also have research and development and orphan drug tax credit carryforwards of $245.1 million to offset future federal income taxes. The federal net operating loss carryforwards and research and development and orphan drug tax credit carryforwards expire at various times through 2037.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. At this time, we do not believe this limitation will prevent the utilization of the federal NOL or credit carryforward prior to expiration. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change in ownership. At December 31, 2017, we recorded a 100% valuation allowance against our net deferred tax assets in the U.S. of approximately $561.1 million and a $3.0 million valuation allowance against tax assets in foreign jurisdictions, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

Recently Adopted and Issued Accounting Standards

For a discussion of recently adopted and issued accounting standards, see Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2017, we had cash, cash equivalents and available-for-sale securities of $563.7 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

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

As of December 31, 2017, $223.9 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of December 31, 2017, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by approximately $20.4 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by approximately $24.9 million.

While we periodically hold foreign currencies, primarily Euro and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2017 and 2016, approximately 1% of our total liabilities were denominated in currencies other than the functional currency.

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

As of December 31, 2017, our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2017, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

As of December 31, 2017, our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. In making its assessment, management used the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management determined that, as of December 31, 2017, we maintained effective internal control over financial reporting based on those criteria.

In addition, the effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Clovis Oncology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clovis Oncology Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes  and our  report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Denver, Colorado

February 27, 2018

ITEM  9B.OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2018 Proxy Statement, which we expect to file with the SEC no later than April 30, 2018.

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2018 Proxy Statement and is incorporated herein by reference.

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

ITEM  11.EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2018 Proxy Statement and is incorporated herein by reference.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2018 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits.

Reference is made to the Index to Exhibits filed as a part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture, dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.9+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.15+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

Exhibit Number	Exhibit Description
10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.19+(4)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan.

10.20+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.21+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.23+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.24(7)

Stock Purchase Agreement, dated as of November 19, 2013, by and among the Company, EOS, the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.25*(7)

Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.p.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.26*(7)	Collaboration and License Agreement, dated as of September 28, 2012, by and between Ethical Oncology Science S.p.A. and Les Laboratoires Servier and Institut de Recherches Internationales Servier.

10.27+(12)	Indemnification Agreement, effective as of August 3, 2015, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.28+(12)	Employment Agreement, dated as of February 25, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.29+(12)	Indemnification Agreement, effective as of February 1, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.30+(12)	Employment Agreement, effective as of February 1, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.31+(9)	Indemnification Agreement, dated as of February 17, 2016, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.32+(15)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.33+(10)	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.34*(11)	First Amendment to License Agreement, by and between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.35+(13)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.36*(13)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

Exhibit Number	Exhibit Description
10.37*(14)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017.

12.1	Computation of Ratios of Earnings to Fixed Charges

21.1(16)	List of Subsidiaries of Clovis Oncology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(10)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(12)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(13)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(14)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(16)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on August 3, 2017.

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

CLOVIS ONCOLOGY, INC.

	By:	/S/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
Date: February 27, 2018		President and Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ PATRICK J. MAHAFFY	President and Chief Executive Officer; Director (Principal Executive Officer)	February 27, 2018
Patrick J. Mahaffy

/S/ DANIEL W. MUEHL Daniel W. Muehl	Senior Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 27, 2018

/S/ BRIAN G. ATWOOD Brian G. Atwood	Director	February 27, 2018

/S/ M. JAMES BARRETT M. James Barrett	Director	February 27, 2018

/S/ JAMES C. BLAIR James C. Blair	Director	February 27, 2018

/S/ KEITH FLAHERTY Keith Flaherty	Director	February 27, 2018

/S/ GINGER L. GRAHAM Ginger L. Graham	Director	February 27, 2018

/S/ PAUL KLINGENSTEIN Paul Klingenstein	Director	February 27, 2018

/S/ EDWARD J. MCKINLEY Edward J. McKinley	Director	February 27, 2018

/S/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	February 27, 2018

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Clovis Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clovis Oncology, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity of U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Denver, Colorado

February 27, 2018

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

	For the Year ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Revenues:
Product revenue, net	$55,511	$78	$—
Operating expenses:
Cost of sales - product	10,251	70	—
Cost of sales - intangible asset amortization	1,486	—	—
Research and development	142,498	251,129	269,251
Selling, general and administrative	138,907	40,731	30,524
Acquired in-process research and development	—	1,300	12,000
Impairment of intangible asset	—	104,517	89,557
Change in fair value of contingent purchase consideration	—	(24,936)	(24,611)
Total expenses	293,142	372,811	376,721
Operating loss	(237,631)	(372,733)	(376,721)
Other income (expense):
Interest expense	(10,428)	(8,491)	(8,372)
Foreign currency gain (loss)	(82)	(580)	2,740
Legal settlement loss	(105,477)	—	—
Other income	3,643	633	416
Other income (expense), net	(112,344)	(8,438)	(5,216)
Loss before income taxes	(349,975)	(381,171)	(381,937)
Income tax benefit	3,578	32,034	29,076
Net loss	$(346,397)	$(349,137)	$(352,861)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	5,517	(357)	(22,629)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(110)	237	(383)
Other comprehensive income (loss)	5,407	(120)	(23,012)
Comprehensive loss	$(340,990)	$(349,257)	$(375,873)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(7.36)	$(9.07)	$(9.79)
Basic and diluted weighted average common shares outstanding	47,047	38,478	36,026

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2017	2016

ASSETS
Current assets:
Cash and cash equivalents	$464,198	$216,186
Accounts receivable, net	6,181	121
Inventories	27,508	—
Available-for-sale securities	99,533	49,997
Prepaid research and development expenses	1,559	6,427
Deposit on inventory	20,461	—
Other current assets	7,500	6,679
Total current assets	626,940	279,410
Property and equipment, net	4,007	4,440
Intangible assets, net	19,561	21,047
Goodwill	65,217	57,192
Other assets	19,505	2,468
Total assets	$735,230	$364,557
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,147	$10,912
Accrued research and development expenses	18,465	35,198
Milestone liability	22,022	—
Other accrued expenses	25,883	19,487
Total current liabilities	81,517	65,597
Milestone liability	—	20,062
Convertible senior notes	282,406	281,126
Deferred rent, long-term	3,671	1,406
Total liabilities	367,594	368,191
Commitments and contingencies (Note 14)
Stockholders' equity (deficit):
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at December 31, 2017 and December 31, 2016; 50,565,119 and 38,724,090 shares issued and outstanding at December 31, 2017 and December 31, 2016 respectively	51	39
Additional paid-in capital	1,887,198	1,174,950
Accumulated other comprehensive loss	(42,173)	(47,580)
Accumulated deficit	(1,477,440)	(1,131,043)
Total stockholders' equity (deficit)	367,636	(3,634)
Total liabilities and stockholders' equity (deficit)	$735,230	$364,557

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
Balance at January 1,2015	33,977,187	$34	$785,089	$(24,448)	$(429,045)	$331,630
Issuance of common stock, net of issuance costs of $17,741	4,054,487	4	298,505	—	—	298,509
Issuance of common stock under employee stock purchase plan	32,021	—	493	—	—	493
Exercise of stock options	295,759	—	5,534	—	—	5,534
Share-based compensation expense	—	—	40,357	—	—	40,357
Net unrealized loss on available-for-sale securities	—	—	—	(383)	—	(383)
Foreign currency translation adjustments	—	—	—	(22,629)	—	(22,629)
Net loss	—	—	—	—	(352,861)	(352,861)
Balance at December 31, 2015	38,359,454	38	1,129,978	(47,460)	(781,906)	300,650
Issuance of common stock under employee stock purchase plan	110,508	—	1,965	—	—	1,965
Exercise of stock options	247,431	1	3,268	—	—	3,269
Issuance of common stock from vesting of restricted stock units, net of shares withheld for taxes	6,697	—	(57)	—	—	(57)
Share-based compensation expense	—	—	39,796	—	—	39,796
Net unrealized gain on available-for-sale securities	—	—	—	237	—	237
Foreign currency translation adjustments	—	—	—	(357)	—	(357)
Net loss	—	—	—	—	(349,137)	(349,137)
Balance at December 31, 2016	38,724,090	39	1,174,950	(47,580)	(1,131,043)	(3,634)
Issuance of common stock, net of issuance costs	9,670,454	10	545,828	—	—	545,838
Issuance of common stock under employee stock purchase plan	51,681	—	2,312	—	—	2,312
Exercise of stock options	465,690	1	13,924	—	—	13,925
Issuance of common stock from vesting of restricted stock units, net of shares withheld for taxes	180,912	—	—	—	—	—
Share-based compensation expense	—	—	44,707	—	—	44,707
Legal settlement	1,472,324	1	105,477	—	—	105,478
Net unrealized loss on available-for-sale securities	—	—	—	(110)	—	(110)
Foreign currency translation adjustments	—	—	—	5,517	—	5,517
Net loss	—	—	—	—	(346,397)	(346,397)
Balance at December 31, 2017	50,565,151	$51	$1,887,198	$(42,173)	$(1,477,440)	$367,636

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Operating activities
Net loss	$(346,397)	$(349,137)	$(352,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	44,707	39,796	40,357
Depreciation and amortization	2,504	1,141	761
Amortization of premiums and discounts on available-for-sale securities	354	211	1,400
Amortization of debt issuance costs	1,279	1,242	1,205
Legal settlement loss	105,477	—	—
Impairment of intangible asset	—	104,517	89,557
Change in fair value of contingent purchase consideration	—	(24,661)	(27,792)
Loss on disposal of property and equipment	—	105	39
Deferred income taxes	(3,218)	(31,771)	(28,874)
Changes in operating assets and liabilities:
Accounts receivable	(6,061)	(121)	—
Inventory	(27,508)	—	—
Prepaid and accrued research and development expenses	(17,297)	(15,364)	14,122
Deposit on inventory	(20,461)	—	—
Other operating assets	(6,476)	1,039	(4,380)
Accounts payable	5,637	(1,544)	8,105
Other accrued expenses	6,556	7,867	5,295
Net cash used in operating activities	(260,904)	(266,680)	(253,066)
Investing activities
Purchases of property and equipment	(487)	(766)	(3,035)
Proceeds from sale of property and equipment	—	65	—
Deposits for purchases of property and equipment	(2,515)	—	—
Purchases of available-for-sale securities	(263,500)	—	(392,540)
Sales of available-for-sale securities	213,500	200,000	140,997
Acquired in-process research and development - milestone payment	(1,100)	—	—
Net cash (used in) provided by investing activities	(54,102)	199,299	(254,578)
Financing activities
Proceeds from the sale of common stock, net of issuance costs	545,838	—	298,509
Proceeds from the exercise of stock options and employee stock purchases	16,237	5,176	5,971
Net cash provided by financing activities	562,075	5,176	304,480
Effect of exchange rate changes on cash and cash equivalents	943	(365)	(757)
Increase (decrease) in cash and cash equivalents	248,012	(62,570)	(203,921)
Cash and cash equivalents at beginning of period	216,186	278,756	482,677
Cash and cash equivalents at end of period	$464,198	$216,186	$278,756
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,188	$7,188	$7,307
Non-cash investing and financing activities:
Acquired in-process research and development - milestone not paid as of period end	$—	$21,100	$—
Vesting of restricted stock units	$12,170	$175	$—

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

Our marketed product Rubraca® (rucaparib) is approved on an accelerated basis in the United States by the FDA as monotherapy for the treatment of patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. We launched Rubraca in the United States in December 2016 for this indication.

The FDA is currently reviewing on a priority review timeline our sNDA for Rubraca as maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.

Our MAA submitted to the European Union’s EMA for an ovarian cancer treatment indication for Rubraca is currently under review by the EMA’s CHMP.  Following a Scientific Advisory Group - Oncology meeting and an oral explanation by us before the CHMP in February 2018, the CHMP has communicated a positive trend vote for the MAA and their intention to hold a final vote on the treatment indication at their March 2018 meeting.

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

In January 2017, we sold 5,750,000 shares of our common stock in a public offering at $41.00 per share. The net proceeds from the offering were $221.2 million, after deducting underwriting discounts and commissions and offering expenses. In June 2017, we sold 3,920,454 shares of our common stock in a public offering at $88.00 per share. The net proceeds from the offering were $324.6 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including commercial planning and sales and marketing expenses associated with the launch of Rubraca in the United States and, if approved by the European Commission in Europe, funding of its development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on our current estimates, we believe that our cash, cash equivalents and available-for-sale securities will allow us to fund activities through the next 12 months.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and revenue and related disclosures. On an ongoing basis, we evaluate our estimates, including estimates related to revenue, intangible asset impairment, clinical trial accruals and share-based compensation expense. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

Revenue Recognition

We are currently approved to sell Rubraca in the United States market.  We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently sell our products to patients and health care providers.  Separately, we have arrangements with certain payors and other third-parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

Revenues from product sales are recognized when persuasive evidence of an arrangement exists, delivery has occurred and title of the product and associated risk of loss has passed to the customer, the price is fixed or determinable, collection from the customer has been reasonably assured and all performance obligations have been met and returns and allowances can be reasonably estimated. Product sales are recorded net of estimated rebates, chargebacks, discounts and other deductions as well as estimated product returns. Estimating rebates, chargebacks, discounts, product returns and other deductions requires significant judgments about future events and uncertainties, and requires us to rely heavily on assumptions, as well as historical experience. We only recognize revenue on product sales once the product is sold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, therefore reducing the significance of estimates made for product returns.

For the year ended December 31, 2017, we recognized $55.5 million of product revenue. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Rubraca units recognized as revenue during the year ended December 31, 2017 were expensed prior to the December 19, 2016 FDA approval, and a minimal amount is included in cost of sales during the current period. We expect cost of sales to increase in relation to product revenues as we deplete these inventories. The majority of products sales were of pre-commercialization inventory in 2017.

Product revenue from each of our customers who individually accounted for 10% or more of total revenues consisted of the following:

December 31,
2017
Customer A	35%
Customer B	27%
Customer C	12%
Customer D	10%

Effective January 1, 2018, we adopted ASC 606, the new revenue recognition standard, using the modified retrospective method. For a complete discussion of this adoption and the accounting for net product revenue, see the Recently Issued Accounting Standards section below and Note 11, Revenue Recognition.

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

Accounts Receivable

As of December 31, 2017 and 2016, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Intangible Assets, Net

Definite-lived intangible assets related to capitalized milestones under license agreements are amortized on a straight-line basis over their remaining useful lives, which are estimated to be the remaining patent life.  If our estimate of the product’s useful life is shorter than the remaining patent life, then a shorter period is used. Amortization expense is recorded as a component of cost of sales on the Consolidated Statements of Operations and Comprehensive Loss.

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

Other Current Assets

Other current assets are comprised of the following (in thousands):

	December 31,	December 31,
	2017	2016
Receivable from partners	$9	$2,882
Prepaid insurance	1,926	1,234
Prepaid expenses - other	3,355	2,109
Receivable - other	2,023	364
Other	187	90
Total	$7,500	$6,679

Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	December 31,	December 31,
	2017	2016
Accrued personnel costs	$13,889	$15,850
Accrued interest payable	2,096	2,096
Income tax payable	—	556
Accrued corporate legal fees and professional services	415	589
Accrued royalties	2,984	—
Accrued sales deductions	1,008	—
Payable to third party logistics provider	2,661	—
Accrued expenses - other	2,830	396
Total	$25,883	$19,487

Valuation of Contingent Consideration Resulting from a Business Combination

Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value to change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations and Comprehensive Loss. Changes in fair value are primarily attributed to new information about the IPR&D assets, including changes in timeline and likelihood of success, and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time. During the fourth quarter of 2015, we recorded a $26.9 million reduction in the fair value of the contingent purchase consideration liability due to a change in the estimated probability-weighted future discounted milestone payments, as well as the timing of such payments, for the lucitanib program.  Then, during the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2017, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets remained at zero due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payouts.

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

At December 31, 2017, deposit on inventory on the Consolidated Balance Sheets is a cash deposit of $20.5 million made to a manufacturer for the purchase of inventory which we expect to be converted to finished goods within the next twelve months.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the reported periods. The resulting translation adjustments are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to foreign currency gains (losses) on the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2017 and 2016, approximately 1% of our total liabilities were denominated in currencies other than the functional currency.

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

Recently Adopted Accounting Standards

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09).  ASU 2016-09 simplifies how several aspects of share-based payments are accounted for and presented in the financial statements. ASU 2016-09 is effective for public companies for annual reporting periods beginning after December 15, 2016. We adopted this ASU in the first quarter of 2017. We had excess tax benefits for which a benefit could not be previously recognized of approximately $18.2 million. Upon adoption the balance of the unrecognized excess tax benefits were reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption. Due to the full valuation allowance on the U.S. deferred tax assets, there is no impact to the financial statements as a result of this adoption.

Recently Issued Accounting Standards

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers” and has subsequently issued several supplemental and/or clarifying ASUs (collectively, “ASC 606”). ASC 606 prescribes a single common revenue standard that replaces most existing U.S. GAAP revenue recognition guidance. ASC 606 is intended to provide a more consistent interpretation and application of the principles outlined in the standard across filers in multiple industries and within the same industries compared to current practices, which should improve comparability.  Adoption of ASC 606 is required for annual and interim periods beginning after December 15, 2017. Upon adoption, we must elect to adopt either retrospectively to each prior reporting period presented or use the modified retrospective transition method with the cumulative effect of initial adoption recognized at the date of initial application. We have elected to apply the new standard using the modified retrospective method upon its adoption date on January 1, 2018.

Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the entity performs the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASC 606 also impacts certain other areas, such as the accounting for costs to obtain or fulfill a contract. The standard also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.

We have examined our revenue recognition policy specific to revenue streams from representative contracts governing product sales from Rubraca and have come to conclusions on the impact of the new standard using the 5-step process prescribed by ASC 606. We have reviewed a representative sample of contracts, including our collaboration agreements with Servier and Bristol-Myers Squibb discussed in Note 13, License Agreements, and determined the potential impact to our accounting policies, financial controls and operations. Our conclusions include recognizing revenue on product sales once the product is sold to the specialty distributor and specialty pharmacy providers. Currently, we anticipate the effects of adoption to be as described in Note 11, Revenue Recognition.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842),” which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. We plan to adopt on January 1, 2019. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU No. 2017-01, “Clarifying the Definition of a Business,” which clarifies the definition of a business in ASC 805. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early application is permitted. We adopted this standard on January 1, 2018 and the adoption resulted in no change to our consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting”, which amends the scope of modification accounting for share-based payment arrangements. The ASU provides guidance on the types of changes to the terms or conditions of share-based payment awards to which we would be required to apply modification accounting under ASC 718. Specifically, we would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We adopted this standard on January 1, 2018 and the adoption resulted in no change to our consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Laboratory, manufacturing and office equipment	$2,853	$2,555
Leasehold improvements	2,285	2,276
Furniture and fixtures	1,416	1,411
Computer hardware and software	1,141	855
Total property and equipment	7,695	7,097
Less: accumulated depreciation	(3,688)	(2,657)
Total property and equipment, net	$4,007	$4,440

Depreciation expense related to property and equipment was approximately $1.0 million, $1.1 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Level 3:

Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets. The contingent purchase consideration related to the undeveloped lucitanib product rights acquired with the purchase of EOS in November 2013 is a Level 3 liability. The fair value of this liability is based on unobservable inputs and includes valuations for which there is little, if any, market activity. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer, reducing the remaining fair value to zero. The fair value and carrying value remained at zero as of December 31, 2017.

The change in the fair value of Level 3 instruments is included in change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations and Comprehensive Loss.

The following table identifies our assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2017
Assets:
Money market	$433,136	$433,136	$—	$—
U.S. treasury securities	99,533	—	99,533	—
Total assets at fair value	$532,669	$433,136	$99,533	$—
December 31, 2016
Assets:
Money market	$202,361	$202,361	$—	$—
U.S. treasury securities	49,997	—	49,997	—
Total assets at fair value	$252,358	$202,361	$49,997	$—

There were no liabilities that were measured at fair value on a recurring basis as of December 31, 2017. There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the year ended December 31, 2017.

Financial instruments not recorded at fair value include our convertible senior notes. At December 31, 2017, the carrying amount of the convertible senior notes was $282.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $388.3 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 7, Convertible Senior Notes for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

5. Available-for-Sale Securities

As of December 31, 2017, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$99,650	$—	$(117)	$99,533

As of December 31, 2017, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$99,533	$(117)

Our investments have been in an unrealized loss position for two months. Based upon our evaluation of all relevant factors, we believe that the decline in fair value of securities held at December 31, 2017 below cost is temporary, and we intend to retain our investment in these securities for a sufficient period of time to allow for recovery of the fair value.

As of December 31, 2017, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$99,650	$99,533
Due in one year to two years	—	—
Total	$99,650	$99,533

6. Inventories

The following table presents inventories as of December 31, 2017 and December 31, 2016 (in thousands):

	December 31,
	2017	2016
Work in process	$24,721	$—
Finished goods	2,787	—
Total	$27,508	$—

At December 31, 2017, deposit on inventory on the Consolidated Balance Sheets is a cash deposit of $20.5 million made to a manufacturer for the purchase of inventory which we expect to be converted to finished goods within the next twelve months.

7. Intangible Assets and Goodwill

At December 31, 2017 and 2016, intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	December 31,
	2017	2016
Intangible asset - milestones	$21,100	$21,100
Accumulated amortization	(1,539)	(53)
Total intangible asset, net	$19,561	$21,047

The estimated useful lives of these intangibles assets extended through 2031.

We recorded an amortization expense of $1.5 million and $0.053 million related to capitalized milestone payments during the year ended December 31, 2017 and December 31, 2016, respectively. Estimated future amortization expense for intangible assets as of December 31, 2017 is as follows (in thousands):

2018	$1,486
2019	1,486
2020	1,486
2021	1,486
2022	1,486
Thereafter	12,131
$19,561

IPR&D assets and goodwill were established as part of the purchase accounting of EOS in November 2013, and consisted of the following (in thousands):

	December 31,
	2017	2016
IPR&D assets:
Balance at beginning of period	$—	$101,500
Impairment of intangible asset (a)	—	(104,517)
Change in foreign currency gains and losses	—	3,017
Balance at end of period	$—	$—

Goodwill:
Balance at beginning of period	$57,192	$59,327
Change in foreign currency gains and losses	8,025	(2,135)
Balance at end of period	$65,217	$57,192

(a)

During the second quarter of 2016, we recorded a $104.5 million impairment charge due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2017, the IPR&D intangible asset recorded on the Consolidated Balance Sheets was zero.

During the fourth quarter of 2015, we recorded an $89.6 million impairment charge due to our and our development partner’s decision to terminate the development of lucitanib for lung cancer, as well as updates to the probability-weighted discounted cash flow assumptions for the breast cancer indication.

These reductions were included in impairment of intangible asset on the Consolidated Statements of Operations and Comprehensive Loss.

As of December 31, 2017, no impairment to the carrying value of the goodwill was identified.

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

In connection with the issuance of the Notes, we incurred $9.2 million of debt issuance costs. The debt issuance costs are amortized as interest expense over the expected life of the Notes using the effective interest method. We determined the expected life of the debt was equal to the seven-year term of the Notes. As of December 31, 2017 and 2016, the balance of unamortized debt issuance costs was $5.1 million and $6.4 million, respectively, and is recorded as a reduction to the convertible senior notes at the Consolidated Balance Sheets.

The following table sets forth total interest expense to the Notes and the milestone liability during the years ended December 31, 2017 and 2016 (in thousands):

	Year ended December 31,
	2017	2016	2015
Contractual interest expense	$7,188	$7,187	$7,167
Accretion of interest on milestone liability	1,961	62	—
Amortization of debt issuance costs	1,279	1,242	1,205
Total interest expense	$10,428	$8,491	$8,372

9. Stockholders’ Equity

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

The accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Foreign Currency	Unrealized	Total Accumulated
	Translation Adjustments	(Losses) Gains	Other Comprehensive Loss
Balance at December 31, 2015	$(47,077)	$(383)	$(47,460)
Other comprehensive income (loss)	(1,693)	224	(1,469)
Total before tax	(48,770)	(159)	(48,929)
Tax effect	1,336	13	1,349
Balance at December 31, 2016	(47,434)	(146)	(47,580)
Other comprehensive income (loss)	8,735	(110)	8,625
Total before tax	(38,699)	(256)	(38,955)
Tax effect	(3,218)	—	(3,218)
Balance at December 31, 2017	$(41,917)	$(256)	$(42,173)

The other comprehensive income (loss) related to foreign currency translation adjustments was primarily due to the currency translation of the IPR&D intangible assets, goodwill and deferred income taxes (see Note 7,  Intangible Assets and Goodwill). There were no reclassifications out of accumulated other comprehensive loss in the years ended December 31, 2017, 2016 and 2015.

10. Share-Based Compensation

Stock Options

In August 2011, our Board of Directors approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of our initial public offering in November 2011. The 2011 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to our employees, directors and consultants. Common shares authorized for issuance under the 2011 Plan were 9,590,378 at December 31, 2017, which represents the initial reserve of 1,250,000 shares of common stock plus 192,185 shares of common stock remaining for future grant from the 2009 Equity Incentive Plan (the “2009 Plan”), which was terminated upon the closing of our initial public offering in November 2011, and 8,148,193 new shares authorized by the Board of Directors at the annual meetings of stockholders. Future forfeitures and cancellations of options previously granted under the 2009 Plan were transferred to and also available for grant under the 2011 Plan. Stock options granted vest ratably over either a one-year period or three-year period for Board of Director grants. Employee stock options generally vest over a four-year period with 25% of the options cliff-vesting after year one and the remaining options vesting ratably over each subsequent month. All stock options expire 10 years from the date of grant.

Share-based compensation expense for the years ended December 31, 2017, 2016 and 2015, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year ended December 31,
	2017	2016	2015
Research and development	$20,335	$27,558	$27,321
Selling, general and administrative	24,372	12,238	13,036
Total share-based compensation expense	$44,707	$39,796	$40,357

We did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2017, 2016 and 2015 as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of December 31, 2017.

The following table summarizes the activity relating to our options to purchase common stock:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2016	5,520,482	$42.00
Granted	1,048,700	66.09
Exercised	(465,690)	29.90
Forfeited	(313,757)	49.20
Outstanding at December 31, 2017 (a)	5,789,735	$46.77	7.1	$145,067
Vested and expected to vest at December 31, 2017	5,505,557	$46.52	7.0	$139,526
Vested and exercisable at December 31, 2017	3,481,931	$44.60	6.1	$95,463

(a)

Includes 33,750 performance-based stock options granted to our executives in the first quarter of 2015, which vested on approval by the FDA in December 19, 2016 to commercially distribute, sell or market Rubraca. Related stock compensation expense was recognized on that date.

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $68.00 as of December 31, 2017, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the years ended December 31, 2017, 2016 and 2015:

	Year ended December 31,
	2017	2016	2015
Weighted-average grant date fair value per share	$48.79	$16.62	$52.70
Intrinsic value of options exercised	$18,986,726	$3,118,097	$19,976,769
Cash received from stock option exercises	$13,924,174	$3,267,721	$5,478,211

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2017	2016	2015
Dividend yield	—	—	—
Volatility (a)	89%	93%	72%
Risk-free interest rate (b)	2.16%	1.77%	1.77%
Expected term (years) (c)	5.8	5.8	6.1

(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using our historical data.

The total fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $36.0 million, $40.8 million and $36.5 million, respectively.

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

The following table summarizes the activity related to our unvested RSUs:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2016	562,458	$24.70
Granted	249,984	64.66
Vested	(180,912)	23.83
Forfeited	(42,001)	28.09
Unvested as of December 31, 2017	589,529	$41.67
Expected to vest after December 31, 2017	513,069	$41.40

Unrecognized share-based compensation expense related to non-vested options and RSUs, adjusted for expected forfeitures, was $89.4 million as of December 31, 2017. The unrecognized share-based compensation expense is expected to be recognized over the weighted-average remaining vesting period of 3.3 years.

Common Stock Reserved for Issuance

As of December 31, 2017, we reserved shares of common stock for future issuance as follows:

		Available for
		Grant	Total Shares of
	Common Stock	or Future	Common Stock
	Outstanding	Issuance	Reserved
2009 Equity Incentive Plan	331,213	—	331,213
2011 Stock Incentive Plan	6,048,051	2,589,033	8,637,084
2011 Employee Stock Purchase Plan	—	558,870	558,870
Total	6,379,264	3,147,903	9,527,167

Employee Stock Purchase Plan

In August 2011, our Board of Directors approved the Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan (the “Purchase Plan”). Each year, on the date of our annual meeting of stockholders and at the discretion of our board of directors, the amount of shares reserved for issuance under the Purchase Plan may be increased by up to the lesser of (1) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock, (2) 344,828 shares of our common stock and (3) a lesser number of shares as approved by the Board. The Purchase Plan provides for consecutive six-month offering periods, during which participating employees may elect to have up to 10% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock is 85% of the lower of the fair value of a share of common stock on the first trading date of each offering period or the fair value of a share of common stock on the last trading day of the offering period. The Purchase Plan will terminate on August 24, 2021, the tenth anniversary of the date of initial adoption of the Purchase Plan. We sold 51,681 and 110,508 shares to employees in 2017 and 2016, respectively. There were 558,870 shares available for sale under the Purchase Plan as of December 31, 2017. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2017 and 2016 was $23.08 and $11.70 per share, respectively. The total share-based compensation expense recorded as a result of the Purchase Plan was approximately $1.0 million, $0.8 million and $0.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.

The fair value of purchase awards granted to our employees during the years ended December 31, 2017, 2016 and 2015, respectively, was estimated using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2017	2016	2015
Dividend yield	—	—	—
Volatility (a)	79%	92%	71%
Risk-free interest rate (b)	0.90%	0.40%	0.11%
Expected term (years) (c)	0.5	0.5	0.5

(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the U.S. Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right.
(c)	Expected term: The expected life of the award represents the six-month offering period for the Purchase Plan.

11. Revenue Recognition

Effective January 1, 2018, we adopted ASC 606, the new revenue recognition standard, using the modified retrospective method. Upon adoption, the accounting for net product revenue is as follows:

Product Revenue, Net

We are currently approved to sell Rubraca in the United States market.  We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently sell our products to patients and health care providers.  Separately, we have arrangements with certain payors and other third-parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

Revenue from product sales are recognized when customers obtain control of our product, which occurs at a point in time, typically upon delivery to the customers. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from rebates, chargebacks, discounts, co-pay assistance, estimated product returns and other allowances that are offered within contracts between us and our customers, health care providers, payors and other indirect customers relating to the sales of our product.  These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customers) or a current liability (if the amount is payable to a party other than a customer).  Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns.  Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract.  The amount of variable consideration which is included in the transaction price may be constrained, and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period.  Actual amounts of consideration ultimately received may differ from our estimates.  If actual results in the future vary from our estimates, we adjust these estimates, which would affect net product revenue and earnings in the period such variances become known.

Rebates. Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare coverage gap program. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheet. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. The accrual for rebates is based on statutory discount rates and known sales to specialty pharmacy patients, or expected utilization for specialty distributor sales to healthcare providers. As we gain more historical experience, the accrual will be based solely on the expected utilization from historical data we have accumulated since the Rubraca product launch. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates.

Chargebacks. Chargebacks are discounts that occur when contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service organizations and federal government entities purchasing via the Federal Supply Schedule, purchase directly from our specialty distributors at a discounted price. The specialty distributor, in turn, charges back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the healthcare provider. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for specialty distributor chargebacks is estimated based on known chargeback rates and known sales to specialty distributors adjusted for the estimated utilization by healthcare providers.

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

Returns. Consistent with industry practice, we generally offer customers a limited right of return for product that has been purchased based on the product’s expiration date, which lapses upon shipment to a patient. To date, we have had minimal product returns and we currently do not have an accrual for product returns. We will continue to assess our estimate for product returns as we gain additional historical experience.

Currently, we only recognize revenue on product sales once the product is sold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, i.e. when product is sold through the channel. Effective January 1, 2018, we will begin recognizing revenue when our customers, the specialty distributors and specialty pharmacy providers, take control of our product or when product is sold into the channel. This will have the impact of us recognizing revenue approximately two to four weeks earlier than before adopting the new standard and will also increase the significance of estimating variable consideration.

We used the modified retrospective method to adopt the new standard. This means that we will not restate previously issued financial statements, but will record a one-time adjustment to retained earnings of $2.3 million. This adjustment represents the sales of our product to our customers prior to January 1, 2018, that have not been sold to patients or healthcare providers, offset by related gross-to-net adjustments and other direct costs, including royalties and sales incentive compensation.

12. Commitments and Contingencies

We lease office space in Boulder, Colorado, San Francisco, California, Oakland, California, Cambridge, UK and Milan, Italy under non-cancelable operating lease agreements that expire through 2028. The lease agreements contain periodic rent increases that result in the recording deferred rent over the terms of certain leases.

In November 2017, we entered into a ten-year lease agreement for new office space in Oakland, California. Pursuant to the terms of the lease, the landlord will reimburse us for up to $2.5 million of leasehold improvement expenditures (“Tenant Improvement Allowance”). Upon completion of construction, we will record the Tenant Improvement Allowance as deferred rent, which will be amortized as a reduction to rental expense over the lease term.

Rental expense under these leases was $2.2 million, $2.2 million and $2.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Future minimum rental commitments, by fiscal year and in the aggregate, for our operating leases are provided below (in thousands):

December 31,
2017
2018	$3,050
2019	3,902
2020	3,744
2021	3,855
2022	2,519
Thereafter	11,563
Total future minimum lease payments	$28,633

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for rucaparib. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in rucaparib that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the rucaparib active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of December 31, 2017, $223.9 million of purchase commitments exist under the Agreement.

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

Rociletinib-Related Litigation

Following Clovis’ regulatory announcement in November 2015 of adverse developments in its ongoing clinical trials for rociletinib, Clovis and certain of its current and former executives were named in various securities lawsuits, the largest of which was a putative class action lawsuit in the District of Colorado (the “Medina Action”) which was settled on October 26, 2017 (the “Medina Settlement”).  The open actions currently pending against Clovis are discussed below.   While other entities have threatened to bring claims relating to rociletinib and the November 2015 announcement, none have commenced litigation as of the date of this filing.

On January 22, 2016, the Electrical Workers Local #357 Pension and Health & Welfare Trusts, a purported shareholder of Clovis, filed a purported class action complaint (the “Electrical Workers Complaint”) against Clovis and certain of its officers, directors, investors and underwriters in the Superior Court of the State of California, County of San Mateo (the “Electrical Workers Court”). The Electrical Workers Complaint purports to be asserted on behalf of a class of persons who purchased stock in the July 2015 Offering. The complaint asserted claims under certain provisions of the Securities Act of 1933 (the “Securities Act”) relating to a July 2015 follow-on offering of Clovis securities (the

“July 2015 Offering”) based on substantially similar allegations to those asserted in the Medina Action. On June 30, 2016, the Electrical Workers Plaintiffs filed an amended complaint adding new allegations (the “Amended Complaint”).

On July 28, 2016, the defendants filed a motion to stay the Electrical Workers action pending resolution of the Medina Action and a demurrer to the Amended Complaint. On September 23, 2016, after hearing oral argument, the Electrical Workers Court granted the motion to stay and reserved on issuing a ruling on defendants’ pending demurrer.

The Company believes that the claims asserted in the Electrical Workers Action are released and barred by operation of law through the Medina Settlement, and accordingly plans to seek dismissal of the Electrical Workers Action on that basis.

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

On August 8, 2017, the parties participated in a scheduled hearing on Defendants’ motion to stay and motion to dismiss before Justice Masley of the New York Supreme Court, County of New York. At the hearing, Justice Masley granted Defendants’ motion to stay. Per the Court’s August 10, 2017 order, Defendants’ motion to dismiss was held in abeyance and deemed submitted on November 1, 2017.  On November 1, 2017, the Defendants provided a status update to the Court regarding the outcome of the hearing.  The update informed the Court that Antipodean had excluded itself from the Medina Settlement, as memorialized in the final judgment entered by the Medina Court.  No date has been scheduled for argument on Defendants’ motion to dismiss.

The Company intends to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful.

In March 2017, two putative shareholders of the Company, Macalinao and McKenry (the “Derivative Plaintiffs”), filed shareholder derivative complaints against certain directors and officers of the Company in the Court of Chancery of the State of Delaware. On May 4, 2017, the Macalinao and McKenry actions were consolidated for all purposes in a single proceeding under the caption In re Clovis Oncology, Inc. Derivative Litigation, Case No, 2017-0222 (the “Consolidated Derivative Action”).

On May 18, 2017, the Derivative Plaintiffs filed a Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”). The Consolidated Derivative Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations of the Company’s business operations and prospects, failing to ensure that the TIGER-X clinical trial was being conducted in accordance with applicable rules, regulations and protocols, and engaging in insider trading. The Consolidated Derivative Complaint purported to rely on documents produced by the Company in response to prior demands for inspection of the Company’s books and records served on the Company by each of Macalinao and McKenry under 8 Del. C. § 220. The Consolidated Derivative Complaint sought, among other things, an award of money damages.

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

In addition, the Company has received inquiries and requests for information from governmental agencies, including the U.S. Securities and Exchange Commission and the U.S. Department of Justice, relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. The Company is continuing to cooperate with these agencies with respect to their investigations. The Medina Settlement does not resolve these inquiries and the Company cannot predict their timing or outcome.

Director Compensation Litigation

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

The Court has entered a number of orders extending the defendants’ time to respond to the Solak Complaint based on, among other factors, the fact that the parties are engaged in discussions in an effort to resolve the Solak action. On February 14, 2018, the parties filed a joint letter to the Court requesting that all deadlines in the action be held in abeyance while the parties engaged in final settlement discussions.

On February 26, 2018, the defendants entered into a stipulation of compromise and settlement with plaintiff that is intended to settle the Solak action. The proposed settlement is subject to Court approval upon the conclusion of a settlement hearing concerning the fairness of the terms of the proposed settlement, which will be scheduled following the provision of notice to shareholders of the Company.

In accordance with the terms of the proposed settlement, the Company will present a new non-employee director compensation policy for shareholder vote at the next annual shareholder meeting. Under the proposed new non-employee director compensation policy, annual base compensation for incumbent non-employee directors would be set at an amount between $350,000 and $425,000, which would remain in place for a period between two and five years. Additionally, the proposed policy sets annual base compensation for new non-employee directors at an amount between $525,000 and $637,500 and includes fixed annual fees for board and committee service. The proposed settlement also sets forth a number of corporate governance reforms that the Company will undertake, including, enhanced proxy disclosures, the codification of the Company’s stock ownership guidelines for directors, and enhanced disclosure requirements for certain forms of director compensation. While no cash payments will be made to investors as part of the proposed settlement, plaintiff’s counsel is expected to file a fee application which the Company has agreed not to oppose up to an agreed-upon amount. The proposed settlement contains no admission of wrongdoing.

13. License Agreements

Rucaparib

In June 2011, we entered into a license agreement with Pfizer Inc. to obtain the exclusive global rights to develop and commercialize Rubraca. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer and are required to make additional payments to Pfizer for the achievement of certain development and regulatory and sales milestones and royalties on sales as required by the license agreement. Prior to the FDA approval of Rubraca, we made milestones payments of $1.4 million, which were recognized as acquired in-process research and development expense.

On August 30, 2016, we entered into a first amendment to the worldwide license agreement with Pfizer, which amends the June 2011 existing worldwide license agreement to permit us to defer payment of the milestone payments payable upon (i) FDA approval of an NDA for 1st Indication in US and (ii) European Commission approval of an MAA for 1st Indication in EU, to a date that is 18 months after the date of achievement of such milestones. In the event that we defer such milestone payments, we have agreed to certain higher payments related to the achievement of such milestones.

On December 19, 2016, the FDA approved Rubraca as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated with advanced ovarian cancer, who have been treated with two or more chemotherapies, and selected for therapy based on FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was paid in the first quarter of 2017. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we have exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. These payments were recognized as intangible assets and amortized over the estimated remaining useful life of rucaparib.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $69.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

The license agreement with Pfizer will remain in effect until the expiration of all of our royalty and sublicense revenue obligations to Pfizer, determined on a product-by-product and country-by-country basis, unless we elect to terminate the license agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Pfizer can terminate the agreement, resulting in a loss of our rights to Rubraca and an obligation to assign or license to Pfizer any intellectual property rights or other rights we may have in Rubraca, including our regulatory filings, regulatory approvals, patents and trademarks for Rubraca.

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with Rubraca under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of Rubraca for the uses claimed by these patents. Pursuant to the terms of the license agreement, we made an upfront payment of $0.25 million upon execution of the agreement. During the second quarter of 2016, we made a milestone payment of $0.3 million to AstraZeneca upon the NDA submission for Rubraca. These payments were recognized as acquired in-process research and development expense. The FDA approval of Rubraca on December 19, 2016 resulted in a final $0.35 million milestone payment to AstraZeneca as required by the license agreement. This payment was recognized in intangible assets and amortized over the estimated remaining useful life of Rubraca. AstraZeneca also receives royalties on net sales of Rubraca.

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

We and Servier are developing lucitanib pursuant to a development plan agreed to between the parties. Servier is responsible for all of the global development costs for lucitanib up to €80.0 million. Cumulative global development costs in excess of €80.0 million, if any, will be shared equally between us and Servier. During the second quarter of 2016, we and Servier agreed to discontinue the development of lucitanib for breast cancer. We are continuing to evaluate what, if any, further development of lucitanib will be pursued. During 2017, we completed the committed on-going development activities in 2017 and received full reimbursement of our development costs from Servier. Reimbursements are recorded as a reduction to research and development expense on the Consolidated Statements of Operations and Comprehensive Loss.

We recorded a $0.0 and $1.3 million receivable at December 31, 2017 and 2016, respectively, for the reimbursable development costs incurred under the global development plan, which is included in other current assets on the Consolidated Balance Sheets. During the years ending December 31, 2017, 2016 and 2015, we incurred ($0.2) million,

$7.7 million and $13.7 million, respectively, in research and development costs and recorded reductions in research and development expense of $1.0 million, $9.0 million and $11.8 million, respectively, for reimbursable development costs due from Servier.

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

During the second quarter of 2016, we received a CRL from the FDA for the rociletinib NDA. We terminated enrollment in all sponsored clinical studies, although we continue to provide drug to patients whose clinicians recommend continuing rociletinib therapy. We are continuing analyses of rociletinib data to determine whether certain populations of patients may represent an opportunity for a partner committed to investing in further clinical development.

We are obligated to pay royalties at percentage rates ranging from mid-single digits to low teens based on the volume of annual net sales achieved. We are required to pay up to an additional aggregate of $98.0 million in development and regulatory milestone payments if certain clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are required to pay up to an aggregate of $120.0 million in sales milestone payments if certain annual sales targets are achieved, which relate to annual sales targets of $500.0 million and above.

14. Net Loss Per Common Share

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year ended December 31,
	2017	2016	2015
Common shares under option	4,260	3,398	2,031
Convertible senior notes	4,646	4,646	4,646
Total potential dilutive shares	8,906	8,044	6,677

15. Income Taxes

We are subject to U.S. federal, state and foreign income tax.  The geographical components of income (loss) before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2017	2016	2015
Domestic	$(351,338)	$(277,776)	$(290,342)
Foreign	1,363	(103,395)	(91,595)
Total loss before income taxes	$(349,975)	$(381,171)	$(381,937)

The income tax provision consists of the following current and deferred tax (benefit) expense amounts (in thousands):

	Year ended December 31,
	2017	2016	2015
Current tax:
U.S. Federal & State	$—	$—	$—
Foreign	(360)	64	—
Total current (benefit) expense	(360)	64	—
Deferred tax:
U.S. Federal & State	(3,218)	—	—
Foreign	—	(32,098)	(29,076)
Total deferred (benefit)	(3,218)	(32,098)	(29,076)
Total income tax (benefit)	$(3,578)	$(32,034)	$(29,076)

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is provided below:

	Year ended December 31,
	2017	2016	2015
Federal income tax benefit at statutory rate	(34.0)%	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(3.2)	(3.6)	(3.0)
Tax credits	(1.2)	(10.8)	(13.6)
Limitation on future foreign tax credits	—	(5.9)	(5.0)
Change in uncertain tax positions	0.2	4.2	—
Other	(1.1)	2.3	0.4
Tax impact of Tax Cuts and Jobs Act of 2017	46.4	—	—
Change in valuation allowance	(8.1)	39.4	47.6
Effective income tax rate	(1.0)%	(8.4)%	(7.6)%

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforward	$272,710	$275,898
Tax credit carryforwards	222,150	217,948
Intangible assets	29,900	42,745
Share-based compensation expense	27,844	31,390
Foreign currency translation	3,012	10,510
Product acquisition costs	5,881	9,764
Accrued liabilities and other	3,879	5,384
Total deferred tax assets	565,376	593,639
Valuation allowance	(564,122)	(592,423)
Deferred tax assets, net of valuation allowance	1,254	1,216
Deferred tax liabilities:
Prepaid expenses and other	(1,254)	(1,216)
Total deferred tax liabilities	(1,254)	(1,216)
Net deferred tax liability	$—	$—

On December 22, 2017, President Trump signed into law the Tax Cuts and Jobs Act (the “Act”), a tax reform bill which, among other items, reduces the current corporate federal income tax rate to 21% from 35%. The rate reduction is effective January 1, 2018. We believe the Act will cause us to revalue our deferred tax assets and liabilities to the lower federal tax rate. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through income tax expense.

Pursuant to the SEC Staff Accounting Bulletin ("SAB") No. 118, "Income Tax Accounting Implications of the Tax Cuts and Jobs Act" ("SAB 118"), we may select one of three scenarios to determine a reasonable estimate arising from the Tax Act. Those scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. We were able to provide a reasonable estimate for the revaluation of deferred taxes by recording a net tax provision of $162.2 million in the period ending December 31, 2017, which is offset by a change in valuation allowance with no net impact to tax expense. Other impacts of the Act including, but not limited to, provisional transition tax, expensing of qualified property and interest limitations are not expected to have a material impact to our financial statement presentation or disclosures. The final impact of the Act may be different from the provisional amounts reported due to changes in interpretations and assumptions of the current guidance available as well as the issuance of new regulatory guidance in the future. We anticipate the full financial impact will be determined at the time our 2017 U.S. corporate income tax return is filed in 2018.

The realization of deferred tax assets is dependent upon a number of factors including future earnings, the timing and amount of which is uncertain. A valuation allowance was established for the net deferred tax asset balance due to management’s belief that the realization of these assets is not likely to occur in the foreseeable future. We recorded a net decrease to the valuation allowance of $28.3 million for the year ended December 31, 2017, due to the revaluation of our net deferred tax assets resulting from the reduction to the corporate federal tax rate to 21% offset by the growth in net operating losses and credit carryforwards during the year. The increase of $143.3 million recorded to our valuation allowance during the year ended December 31, 2016 was due primarily to the increase in net operating loss and tax credit carryforwards.

In addition, the Company recognizes tax benefits if it is more likely than not to be sustained under audit by the relevant taxing authority based on technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained during audit. If the threshold is met, the tax benefit is measured and recognized at the largest amount above the greater than 50% likelihood threshold at time of settlement. The balance of unrecognized tax benefits at December 31, 2017 of $24.5 million, if recognized, would not impact the Company’s effective tax rate as long as they remain subject to a full valuation allowance. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2017	2016
Balance at beginning of year	$24,075	$—
Additions related to prior periods tax positions	—	17,844
Additions related to current period tax positions	437	6,231
Settlements with tax authorities	—	—
Expiration of statute of limitations	—	—
Balance at end of year	$24,512	$24,075

As of December 31, 2017, we had approximately $1.0 billion, $1.2 billion and $0.4 million of U.S. federal, state and foreign net operating loss carryforwards, respectively. The U.S. federal net operating losses will expire from 2029 to 2037 if not utilized and the U.S state net operating losses will expire from 2024 to 2037 if not utilized.  We have research and development and orphan drug tax credit carryforwards of $245.1 million that will expire from 2029 through 2037 if not utilized.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses (“NOL”) and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. At this time, we do not believe this limitation will prevent the utilization of the federal NOL or credit carryforward prior to expiration. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change. Our federal and state income taxes for the period from inception to December 31, 2017 remain open to an audit. Our foreign subsidiaries are also subject to tax audits by tax authorities in the jurisdictions where they operate for the periods from December 31, 2011 to December 31, 2017.

We may be assessed interest and penalties related to the settlement of tax positions and such amounts will be recognized within income tax expense when assessed. To date, no interest and penalties have been recognized.

16. Employee Benefit Plans

We maintain a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for our U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. We matched contributions up to 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was approximately $1.9 million, $1.6 million and $0.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our international employees participate in retirement plans or postretirement life insurance plans governed by the local laws in effect for the country in which they reside. We made contributions to the retirement plans or postretirement life insurance plans of international employees of approximately $0.3 million, $0.2 million and $0.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.

17. Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2017 and 2016 were as follows (in thousands):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017	2016	2016 (1)	2016	2016
Revenues:	`
Product revenue, net	$7,045	$14,620	$16,806	$17,040	$—	$—	$—	$78
Operating expenses:
Cost of sales - product	1,163	2,730	3,026	3,332	—	—	—	70
Cost of sales - intangible asset amortization	372	372	372	370	—	—	—	—
Research and development	32,447	33,108	38,924	38,019	74,608	67,729	54,338	54,454
Selling, general and administrative	29,224	36,149	35,011	38,523	9,827	9,552	9,162	12,190
Acquired in-process research and development	—	—	—	—	—	300	500	500
Impairment of intangible asset	—	—	—	—	—	104,517	—	—
Change in fair value of contingent purchase consideration	—	—	—	—	516	(25,452)	—	—
Total expenses	63,206	72,359	77,333	80,244	84,951	156,646	64,000	67,214
Operating loss	(56,161)	(57,739)	(60,527)	(63,204)	(84,951)	(156,646)	(64,000)	(67,136)
Other income (expense):
Interest expense	(2,581)	(2,598)	(2,618)	(2,631)	(2,104)	(2,106)	(2,108)	(2,173)
Foreign currency gain (loss)	(159)	76	(44)	45	(551)	183	(66)	(146)
Legal settlement loss	—	(117,000)	—	11,523	—	—	—	—
Other income (expense)	354	594	1,291	1,404	25	196	252	160
Other income (expense), net	(2,386)	(118,928)	(1,371)	10,341	(2,630)	(1,727)	(1,922)	(2,159)
Loss before income taxes	(58,547)	(176,667)	(61,898)	(52,863)	(87,581)	(158,373)	(65,922)	(69,295)
Income tax (expense) benefit	83	1,281	1,234	980	4,181	29,059	227	(1,433)
Net loss	$(58,464)	$(175,386)	$(60,664)	$(51,883)	$(83,400)	$(129,314)	$(65,695)	$(70,728)
Basic and diluted net loss per common share	$(1.33)	$(3.88)	$(1.24)	$(1.04)	$(2.17)	$(3.37)	$(1.70)	$(1.83)
Basic and diluted weighted average common shares outstanding	44,039	45,176	48,917	49,973	38,360	38,389	38,538	38,624

(1)	In the second quarter of 2016, we recorded a $104.5 million impairment charge to the IPR&D intangible asset related to our lucitanib product candidate.