Form 10-Q
period 2018-06-30
Clovis Oncology, Inc.
filed 2018-08-02
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018.
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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 27, 2018 was 52,649,591.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues:
Product revenue	$23,757	$14,620	$42,279	$21,665
Operating expenses:
Cost of sales - product	4,490	2,730	8,495	3,893
Cost of sales - intangible asset amortization	709	372	1,080	743
Research and development	52,707	33,108	96,250	65,555
Selling, general and administrative	44,864	36,149	84,138	65,373
Total expenses	102,770	72,359	189,963	135,564
Operating loss	(79,013)	(57,739)	(147,684)	(113,899)
Other income (expense):
Interest expense	(3,581)	(2,598)	(6,216)	(5,178)
Foreign currency (loss) gain	(104)	76	(185)	(83)
Legal settlement loss	—	(117,000)	(7,975)	(117,000)
SEC settlement costs reserve	(20,000)	—	(20,000)	—
Other income	1,475	594	2,883	946
Other expense, net	(22,210)	(118,928)	(31,493)	(121,315)
Loss before income taxes	(101,223)	(176,667)	(179,177)	(235,214)
Income tax benefit	33	1,281	292	1,365
Net loss	$(101,190)	$(175,386)	$(178,885)	$(233,849)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(3,470)	2,812	(1,953)	3,279
Net unrealized gain (loss) on available-for-sale securities, net of tax	86	—	81	(5)
Other comprehensive (loss) income:	(3,384)	2,812	(1,872)	3,274
Comprehensive loss	$(104,574)	$(172,574)	$(180,757)	$(230,575)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.94)	$(3.88)	$(3.48)	$(5.24)
Basic and diluted weighted average common shares outstanding	52,223	45,176	51,425	44,610

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	June 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$468,321	$464,198
Accounts receivable, net	12,304	6,181
Inventories	62,989	27,508
Available-for-sale securities	213,921	99,533
Prepaid research and development expenses	2,723	1,559
Deposit on inventory	—	20,461
Other current assets	8,360	7,500
Total current assets	768,618	626,940
Deposit on inventory	53,937	—
Property and equipment, net	5,696	4,007
Intangible assets, net	53,480	19,561
Goodwill	63,475	65,217
Other assets	22,526	19,505
Total assets	$967,732	$735,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,900	$15,147
Accrued research and development expenses	19,788	18,465
Milestone liability	—	22,022
Accrued SEC settlement liability	20,000	—
Other accrued expenses	20,928	25,883
Total current liabilities	76,616	81,517
Convertible senior notes	574,335	282,406
Deferred rent, long-term	4,431	3,671
Total liabilities	655,382	367,594
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at June 30, 2018 and December 31, 2017; 52,637,375 and 50,565,119 shares issued and outstanding at June 30, 2018 and December 31, 2017 respectively	53	51
Additional paid-in capital	2,010,311	1,887,198
Accumulated other comprehensive loss	(44,045)	(42,173)
Accumulated deficit	(1,653,969)	(1,477,440)
Total stockholders' equity	312,350	367,636
Total liabilities and stockholders' equity	$967,732	$735,230

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2018	2017

Operating activities
Net loss	$(178,885)	$(233,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	26,768	19,563
Depreciation and amortization	1,507	1,281
Amortization of premiums and discounts on available-for-sale securities	693	245
Amortization of debt issuance costs	895	635
Legal settlement loss	—	117,000
Deferred income taxes	—	(1,266)
Changes in operating assets and liabilities:
Accounts receivable	(2,786)	(1,023)
Inventory	(35,543)	(6,478)
Prepaid and accrued research and development expenses	102	(15,162)
Deposit on inventory	(33,476)	—
Other operating assets	(3,881)	(36,855)
Accounts payable	860	3,202
Other accrued expenses	12,902	3,166
Net cash used in operating activities	(210,844)	(149,541)
Investing activities
Purchases of property and equipment	(2,208)	(249)
Deposits for purchases of property and equipment	—	(2,515)
Purchases of available-for-sale securities	(125,000)	(180,000)
Sales of available-for-sale securities	10,000	50,000
Acquired in-process research and development - milestone payment	(55,000)	(1,100)
Net cash used in investing activities	(172,208)	(133,864)
Financing activities
Proceeds from the sale of common stock, net of issuance costs	93,754	546,170
Proceeds from the issuance of convertible senior notes, net of issuance costs	291,035	—
Proceeds from the exercise of stock options and employee stock purchases	2,593	12,270
Net cash provided by financing activities	387,382	558,440
Effect of exchange rate changes on cash and cash equivalents	(207)	565
Increase (decrease) in cash and cash equivalents	4,123	275,600
Cash and cash equivalents at beginning of period	464,198	216,186
Cash and cash equivalents at end of period	$468,321	$491,786
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,594	$3,594
Non-cash investing and financing activities:
Vesting of restricted stock units	$8,357	$2,627

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (together with its consolidated subsidiaries, the “Company”, “Clovis”, “we”, “our”, “us”) is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use. We have and intend to continue to license or acquire rights to oncology compounds in all stages of clinical development. In exchange for the right to develop and commercialize these compounds, we generally expect to provide the licensor with a combination of upfront payments, milestone payments and royalties on future sales. In addition, we generally expect to assume the responsibility for future drug development and commercialization costs. We currently operate in one segment. Since inception, our operations have consisted primarily of developing in-licensed compounds, evaluating new product acquisition candidates and general corporate activities and since 2016 we have also marketed and sold products.

Our marketed product Rubraca® (rucaparib) is approved in the United States by the Food and Drug Administration (“FDA”) for two indications, encompassing two settings for the treatment of recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. The initial treatment indication received in December 2016 covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic) epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The FDA granted regular approval for Rubraca in this second, broader and earlier-line indication on a priority review timeline based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum based chemotherapy, and who are unable to tolerate further platinum based chemotherapy. As this is a conditional approval, it will be necessary to complete confirmatory post marketing commitments, including ensuring that sufficient partially platinum sensitive patients are enrolled in our ARIEL4 confirmatory trial to support the indication. This may require enrollment of additional patients into the study, increasing its overall size and extending the time for enrollment. In June 2018, we submitted to the European Union’s European Medicines Agency (“EMA”) a variation to the marketing authorization for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy, for which we received EMA validation for this application in July 2018. We anticipate an opinion on this application from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA by the end of 2018.

Beyond our initial labeled indication, we have a robust Rubraca clinical development program underway in a variety of solid tumor types, also including prostate and bladder cancers, and in July 2017, we entered into a broad clinical collaboration with Bristol-Myers Squibb Company to evaluate the combination of their immunotherapy OPDIVO® (nivolumab) with Rubraca in several tumor types. We hold worldwide rights for Rubraca.

In addition to Rubraca, we have two other product candidates.

Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). Lucitanib was originally developed by Clovis and Servier with the hypothesis of activity in FGFR driven tumors; however, data in breast and lung cancer were insufficient to move the program forward. We have received notice from Servier of termination of their rights to lucitanib, resulting in the return of global rights (excluding China) for lucitanib to us later in 2018. We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – provide support for development of lucitanib in combination with a PD-(L)1 inhibitor, and we intend to initiate a study of the combination. We also intend to initiate a study of lucitanib in combination with Rubraca, based on encouraging data of VEGF and PARP inhibitors in combination. Each of these studies is expected to initiate in the first quarter of 2019. We maintain certain development and commercialization rights for lucitanib. Following the termination of the Servier license agreement, we will have global development and commercialization rights (except for China) for lucitanib.

Rociletinib is an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). While we have stopped enrollment in ongoing trials for rociletinib, we continue to provide drug to patients whose clinicians recommend continuing therapy. We have global development and commercialization rights for rociletinib.

Basis of Presentation

All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments that, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the periods presented herein. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”) for a broader discussion of our business and the opportunities and risks inherent in such business.

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

In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.8 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $291.0 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and Europe, funding of our development programs, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

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

We examined our revenue recognition policy specific to revenue streams from contracts governing product sales from Rubraca and have come to conclusions on the impact of the new standard using the 5-step process prescribed by ASC 606. We reviewed all of our contracts, including our collaboration agreements with Servier and Bristol-Myers Squibb, and determined the potential impact to our accounting policies, financial controls and operations. Our conclusions include recognizing revenue on product sales once the product is sold to the specialty distributor and specialty pharmacy providers.

As noted above, we used the modified retrospective method to adopt the new standard. This means that we did not restate previously issued financial statements, but we recorded a one-time adjustment to retained earnings of $2.4 million. This adjustment represents the sales of our product to our customers prior to January 1, 2018, that had not been sold to patients or healthcare providers, offset by related gross-to-net adjustments and other direct costs, including royalties and sales incentive compensation.

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

Previously, we recognized revenue on product sales once the product was sold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, i.e. when product is sold through the channel. Effective January 1, 2018, we began recognizing revenue when our customers, the specialty distributors and specialty pharmacy providers, take control of our product or when product is sold into the channel. This will have the impact of us recognizing revenue approximately two to four weeks earlier than before adopting the new standard and will also increase the significance of estimating variable consideration. The following financial statement line items for the three and six months ended June 30, 2018 were affected as a result of the adoption.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share amounts)

	Three months ended June 30, 2018
		Balances without	Effect of Change
	As reported	Adoption of ASC 606	Higher/(Lower)
Product revenue	$23,757	$20,372	$3,385
Cost of sales - product	$4,490	$3,998	$492
Selling, general and administrative	$44,864	$44,679	$185
Net loss	$(101,190)	$(103,898)	$(2,708)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.94)	$(1.99)	$(0.05)

	Six months ended June 30, 2018
		Balances without	Effect of Change
	As reported	Adoption of ASC 606	Higher/(Lower)
Product revenue	$42,279	$38,328	$3,951
Cost of sales - product	$8,495	$7,539	$956
Selling, general and administrative	$84,138	$83,913	$225
Net loss	$(178,885)	$(181,654)	$(2,769)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(3.48)	$(3.53)	$(0.05)

CONSOLIDATED BALANCE SHEET

(In thousands)

	June 30, 2018
		Balances without	Effect of Change
	As reported	Adoption of ASC 606	Higher/(Lower)
ASSETS
Accounts receivable, net	$12,304	$8,644	$3,660
Inventories	$62,989	$62,887	$102

LIABILITIES AND STOCKHOLDERS' EQUITY
Other accrued expenses	$20,928	$19,880	$1,048
Accumulated deficit	$(1,653,969)	$(1,656,677)	$(2,708)

ASC 606 did not have an aggregate impact on our net cash provided by operating activities but resulted in offsetting changes in certain assets and liabilities presented within net cash used in operating activities in our consolidated statement of cash flows, as reflected in the above tables.

Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an ASU.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

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

Product Revenue

Revenue from product sales are recognized when the performance obligation is satisfied, which is when customers obtain control of our product at a point in time, typically upon delivery. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from rebates, chargebacks, discounts, co-pay assistance, estimated product returns and other allowances that are offered within contracts between us and our customers, health care providers, payors and other indirect customers relating to the sales of our product. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customers) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known.

Rebates. Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare coverage gap program. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheet. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. The accrual for rebates is based on statutory discount rates and known sales to specialty pharmacy patients or expected utilization for specialty distributor sales to healthcare providers. As we gain more historical experience, the accrual will be based solely on the expected utilization from historical data we have accumulated since the Rubraca product launch. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates.

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

Discounts and Fees. Our payment terms are generally 30 days. Specialty distributors and specialty pharmacies are offered various forms of consideration, including service fees and prompt pay discounts for payment within a specified period. We expect these customers will earn prompt pay discounts and therefore, we deduct the full amount of these discounts and service fees from product sales when revenue is recognized.

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

The active pharmaceutical ingredient (“API”) in Rubraca is currently produced by a single supplier. As the API has undergone significant manufacturing specific to its intended purpose at the point it is purchased by us, we classify the API as work-in-process inventory. Inventory used in clinical trials is expensed as research and development expense when it has been identified for such use.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2018
Assets:
Money market	$422,029	$422,029	$—	$—
U.S. treasury securities	213,921	—	213,921	—
Total assets at fair value	$635,950	$422,029	$213,921	$—
December 31, 2017
Assets:
Money market	$433,136	$433,136	$—	$—
U.S. treasury securities	99,533	—	99,533	—
Total assets at fair value	$532,669	$433,136	$99,533	$—

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three and six months ended June 30, 2018.

Financial instruments not recorded at fair value include our convertible senior notes. At June 30 2018, the carrying amount of the 2021 Notes was $283.0 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $310.2 million. At June 30 2018, the carrying amount of the 2025 Notes was $291.0 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $276.0 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of these notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Convertible Senior Notes for discussion of the convertible senior notes.

4. Available-for-Sale Securities

As of June 30, 2018, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$213,957	$—	$(36)	$213,921

As of December 31, 2017, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$99,650	$—	$(117)	$99,533

As of June 30, 2018, our available-for-sale securities have been in a continuous loss position for less than 12 months. We have concluded that decline in the market value of the available-for-sale securities is temporary. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in earnings performance, credit rating, asset quality or business prospects of the issuer; adverse changes in the general market conditions in which the issuer operates; and our intent and ability to hold the security until an anticipated recovery in value occurs.

As of June 30, 2018, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$213,957	$213,921
Due in one year to two years	—	—
Total	$213,957	$213,921

5. Inventories

The following table presents inventories as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
Work-in-process	$57,453	$24,721
Finished goods	5,536	2,787
Total inventories	$62,989	$27,508

Some of the costs related to our finished goods on-hand as of June 30, 2018 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016.

At June 30, 2018, deposit on inventory on the Consolidated Balance Sheets is a cash deposit of $53.9 million made to a manufacturer for the purchase of work-in-process inventory which we expect to be converted to finished goods beyond the next twelve months.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Prepaid insurance	$1,403	$1,926
Prepaid expenses - other	4,768	3,355
Receivable - other	1,918	2,023
Other	271	196
Total	$8,360	$7,500

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
Intangible asset - milestones	$56,100	$21,100
Accumulated amortization	(2,620)	(1,539)
Total intangible asset, net	$53,480	$19,561

The increase in our intangible asset – milestones since December 31, 2017 is due to a $15.0 million milestone payment to Pfizer related to the April 6, 2018 FDA approval of our sNDA for Rubraca as maintenance treatment and a $20.0 million milestone payment to Pfizer related to the European Commission approval of Rubraca in May 2018. See Note 12, License Agreements for further discussion of these approvals.

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2035.

We recorded amortization expense of $0.7 million and $1.1 million related to capitalized milestone payments during the three and six months ended June 30, 2018, respectively. We recorded amortization expense of $0.4 million and $0.8 million related to capitalized milestone payments during the three and six months ended June 30, 2017, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2018	$1,603
2019	3,209
2020	3,209
2021	3,209
2022	3,209
Thereafter	39,041
$53,480

The change in goodwill established as part of the purchase accounting of EOS in November 2013 consisted of the following (in thousands):

Balance at December 31, 2017	$65,217
Change in foreign currency gains and losses	(1,742)
Balance at June 30, 2018	$63,475

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	June 30,	December 31,
	2018	2017
Accrued personnel costs	$9,552	$13,889
Accrued interest payable	2,846	2,096
Income tax payable	100	—
Accrued corporate legal fees and professional services	219	415
Accrued royalties	4,163	2,984
Accrued variable considerations	1,788	1,008
Payable to third party logistics provider	14	2,661
Accrued expenses - other	2,246	2,830
Total	$20,928	$25,883

9. Convertible Senior Notes

2021 Notes

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

Holders may convert all or any portion of the 2021 Notes at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the holders will receive shares of our common stock at an initial conversion rate of 16.1616 shares per $1,000 in principal amount of 2021 Notes, equivalent to a conversion price of approximately $61.88 per share. The conversion rate is subject to adjustment upon the occurrence of certain events described in the indenture. In addition, following certain corporate events that occur prior to the maturity date or upon our issuance of a notice of redemption, we will increase the conversion rate for holders who elect to convert the 2021 Notes in connection with such a corporate event or during the related redemption period in certain circumstances.

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

2025 Notes

On April 19, 2018, we completed an underwritten public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025 (the “2025 Notes”) resulting in net proceeds of $291.0 million, after deducting underwriting discounts and commissions and offering expenses. In accordance with the accounting guidance, the conversion feature did not meet the criteria for bifurcation, and the entire principal amount was recorded as a long-term liability on the Consolidated Balance Sheets.

The 2025 Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee, as supplemented by the terms of that certain first supplemental indenture thereto. The 2025 Notes are senior unsecured obligations and bear interest at a rate of 1.25% per year, payable semi-annually in arrears on May 1 and November 1 of each year. The 2025 Notes will mature on May 1, 2025, unless earlier converted, redeemed or repurchased.

Holders may convert all or any portion of the 2025 Notes at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the holders will receive shares of our common stock at an initial conversion rate of 13.1278 shares per $1,000 in principal amount of 2025 Notes, equivalent to a conversion price of approximately $76.17 per share. The conversion rate is subject to adjustment upon the occurrence of certain events described in the indenture. In addition, following certain corporate events that occur prior to the maturity date or upon our issuance of a notice of redemption, we will increase the conversion rate for holders who elect to convert the 2025 Notes in connection with such a corporate event or during the related redemption period in certain circumstances.

On or after May 2, 2022, we may redeem the 2025 Notes, at our option, in whole or in part, if the last reported sale price of our common stock has been at least 150% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending not more than two trading days preceding the date on which we provide written notice of redemption at a redemption price equal to 100% of the principal amount of the 2025 Notes to be redeemed plus accrued and unpaid interest to, but excluding, the redemption date. No sinking fund is provided for the 2025 Notes.

If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the 2025 Notes, holders may require us to repurchase for cash all or any portion of the 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The 2025 Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2025 Notes; equal in right of payment to all of our liabilities that are not so subordinated, including the 2021 Notes; effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

In connection with the issuance of the 2025 Notes, we incurred $9.0 million of debt issuance costs. The debt issuance costs are presented as a deduction from the convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the 2025 Notes using the effective interest method. We determined the expected life of the debt was equal to the seven-year term of the 2025 Notes.

As of June 30, 2018 and December 31, 2017, the balance of unamortized debt issuance costs was $13.2 million and $5.1 million, respectively.

The following table sets forth total interest expense recognized during the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$2,547	$1,797	$4,344	$3,594
Accretion of interest on milestone liability	465	483	977	949
Amortization of debt issuance costs	569	318	895	635
Total interest expense	$3,581	$2,598	$6,216	$5,178

10. Stockholders’ Equity

Common Stock

In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.8 million, after deducting underwriting discounts and commissions and offering expenses.

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended June 30, 2018 and 2017, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2018	2017	2018	2017	2018	2017
Balance at April 1,	$(40,400)	$(46,967)	$(261)	$(151)	$(40,661)	$(47,118)
Other comprehensive income (loss)	(3,944)	4,451	88	(3)	(3,856)	4,448
Total before tax	(44,344)	(42,516)	(173)	(154)	(44,517)	(42,670)
Tax effect	474	(1,639)	(2)	3	472	(1,636)
Balance at June 30,	$(43,870)	$(44,155)	$(175)	$(151)	$(44,045)	$(44,306)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the six months ended June 30, 2018 and 2017, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2018	2017	2018	2017	2018	2017
Balance at January 1,	$(41,917)	$(47,434)	$(256)	$(146)	$(42,173)	$(47,580)
Other comprehensive income (loss)	(1,953)	5,186	81	(8)	(1,872)	5,178
Total before tax	(43,870)	(42,248)	(175)	(154)	(44,045)	(42,402)
Tax effect	—	(1,907)	—	3	—	(1,904)
Balance at June 30,	$(43,870)	$(44,155)	$(175)	$(151)	$(44,045)	$(44,306)

The period change in each of the periods was primarily due to the currency translation of the goodwill and deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in each of the three and six months ended June 30, 2018 and 2017.

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and six months ended June 30, 2018 and 2017 was recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Research and development	$4,966	$4,825	$10,342	$8,991
Selling, general and administrative	9,889	5,792	16,426	10,572
Total share-based compensation expense	$14,855	$10,617	$26,768	$19,563

We did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 30, 2018 and 2017, respectively, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of June 30, 2018.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the six months ended June 30, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2017	5,789,735	$46.77
Granted	475,768	56.47
Exercised	(47,091)	25.82
Forfeited	(114,991)	62.86
Outstanding at June 30, 2018	6,103,421	$47.39	6.8	$68,594
Vested and expected to vest at June 30, 2018	5,864,188	$47.21	6.7	$67,088
Vested and exercisable at June 30, 2018	4,129,536	$45.35	5.9	$54,282

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $45.47 as of June 29, 2018, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Weighted-average grant date fair value per share	$35.56	$44.94	$41.69	$46.53
Intrinsic value of options exercised	$610	$4,759	$1,372	$14,284
Cash received from stock option exercises	$702	$5,439	$1,216	$11,113

As of June 30, 2018, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $66.2 million and the estimated weighted-average remaining vesting period was 2.52 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the six months ended June 30, 2018:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2017	589,529	$41.67
Granted	406,440	57.22
Vested	(151,599)	39.55
Forfeited	(33,365)	45.29
Unvested as of June 30, 2018	811,005	$49.71
Expected to vest after June 30, 2018	689,899	$49.36

As of June 30, 2018, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $31.5 million and the estimated weighted-average remaining vesting period was 3.17 years.

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

On December 19, 2016, the FDA approved Rubraca (rucaparib) tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was made in the first quarter of 2017. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. We paid the $23.0 million milestone payment in June 2018.

On April 6, 2018, the FDA approved our sNDA for Rubraca as maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. This approval resulted in the obligation to pay a $15.0 million milestone payment, which we paid in April 2018.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum based chemotherapy, and who are unable to tolerate further platinum based chemotherapy. This approval resulted in the obligation to pay a $20.0 million milestone payment, which we paid in June 2018.

These milestone payments were recognized as intangible assets and will be amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib and we are responsible for all remaining development and commercialization costs for rucaparib. We are required to make regulatory milestone payments to Pfizer of up to an additional $31.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for rucaparib are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib.

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents. AstraZeneca receives royalties on any net sales of rucaparib.

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

The license agreement with Advenchen will remain in effect until the expiration of all our royalty obligations to Advenchen, determined on a product-by-product and country-by-country basis, unless we elect to terminate the agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Advenchen can terminate the agreement, resulting in a loss of our rights to lucitanib.

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

We are party to a product license agreement for our other drug candidate rociletinib (see our 2017 Form 10-K for additional details).

13. Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding using the treasury-stock method for the stock options and RSUs and the if-converted method for the 2021 Notes and 2025 Notes. As a result of our net losses for the periods presented, all potentially dilutive common share equivalents were considered anti-dilutive and were excluded from the computation of diluted net loss per share.

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six months ended June 30,
	2018	2017
Common shares under option	3,723	6,373
Convertible senior notes	8,584	4,646
Total potential dilutive shares	12,307	11,019

14. Commitments and Contingencies

Royalty and License Fee Commitments

We have entered into certain license agreements, as identified in Note 12, License Agreements, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. Our payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, we only recognize payment obligations which are probable and estimable as of the balance sheet date. Milestone liabilities of $0.0 million and $22.0 million are recorded on our Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, respectively, and relate to milestone payments for the licensing of our rucaparib product, which was approved by the FDA on December 19, 2016.

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of June 30, 2018, $147.8 million of purchase commitments exist under the Agreement.

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

On March 29, 2017, the defendants filed a motion to dismiss the Antipodean Amended Complaint. On August 8, 2017, Justice Masley of the New York Supreme Court, County of New York granted the defendants’ motion to stay. Per the Court’s August 10, 2017 order, the defendants’ motion to dismiss was held in abeyance and deemed submitted on November 1, 2017.  On November 1, 2017, the defendants provided a status update to the Court regarding the outcome of the hearing.  The update informed the Court that Antipodean had excluded itself from the Medina Settlement, as memorialized in the final judgment entered by the Medina Court.

On April 17, 2018, the parties participated in a Preliminary Conference, following which the Court entered a preliminary conference order, providing for, among other things, an end date for discovery of February 4, 2019.

On May 2, 2018, the Court issued an order denying the defendants’ motion to dismiss. Defendants filed an answer to the Antipodean Amended Complaint on June 6, 2018.

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

On July 31, 2017, the defendants filed a motion to dismiss the Consolidated Derivative Complaint. Plaintiffs filed an opposition to the motion to dismiss on August 31, 2017, and the defendants filed a reply in further support of the motion to dismiss on September 26, 2017. Oral argument on the defendants’ motion to dismiss the Consolidated Derivative Complaint has been scheduled for February 4, 2019.

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

As previously disclosed, the Company has received inquiries and requests for information from governmental agencies, including the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice, relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. On April 9, 2018, the Company received a “Wells Notice” letter from the staff of the SEC issued in connection with this investigation. In addition, the Company’s CEO, Patrick Mahaffy, also received a  Wells notice. These Wells Notices advised that the staff had made a preliminary determination to recommend to the SEC that it file an action against the Company and Mr. Mahaffy regarding possible violations of the federal securities laws. The Company and Mr. Mahaffy then submitted Wells Submissions explaining their view that no enforcement action was warranted to the SEC staff.

Following these submissions, the Company and Mr. Mahaffy then engaged in discussions with the SEC staff to resolve this matter. The Company has now reached an agreement in principle with the SEC staff to settle this matter on negligence-based charges. Pursuant to the proposed settlement, without admitting or denying the SEC’s allegations, the Company would agree to pay a $20.0 million civil penalty, which the Company reserved as a loss contingency on its consolidated balance sheet as of June 30, 2018, and would stipulate to a standard injunction against future violations of those provisions of the federal securities laws. Mr. Mahaffy has separately reached an agreement in principle with the SEC staff on similar negligence-based allegations, to which he would neither admit nor deny, and pay a civil penalty and be similarly enjoined.  Mr. Mahaffy will continue to serve as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

The proposed settlements would not allege that the Company or any of its current or former officers engaged in any intentional fraud or misconduct.  The proposed settlements are subject to approval by the SEC and will also require approval by the United States District Court where the settlements are ultimately filed.  There can be no assurances that the proposed settlements ultimately will be approved on these terms by either the SEC or the court, or when the settlements will be finalized. Once finalized, the settlements will resolve the SEC’s nearly three year investigation into the regulatory approval process of rociletinib.

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

On February 26, 2018, the defendants entered into a stipulation of compromise and settlement with plaintiff that was intended to settle the Solak action. On May 30, 2018, the Court approved the stipulation upon the conclusion of a settlement hearing concerning the fairness of the terms of the proposed settlement. In accordance with the terms of the settlement, as incorporated by reference in the Court’s Order and Final Judgment entered on the day of the hearing, the Company presented a new non-employee director compensation policy for shareholder vote at its 2018 annual shareholder meeting. Pursuant to the settlement, the Company is also instituting a number of corporate governance reforms, including, enhanced proxy disclosures, the codification of the Company’s stock ownership guidelines for directors, and enhanced disclosure requirements for certain forms of director compensation. While no cash payments were made to investors as part of the settlement, the court awarded a plaintiff’s fee of $395,000, which the Company paid on June 4, 2018. The settlement contained no admission of wrongdoing.

European Patent Opposition

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

Our marketed product Rubraca® (rucaparib) is approved in the United States by the Food and Drug Administration (“FDA”) for two indications, encompassing two settings for the treatment of recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. The initial treatment indication received in December 2016 covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic) epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The FDA granted regular approval for Rubraca in this second, broader and earlier-line indication on a priority review timeline based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum based chemotherapy, and who are unable to tolerate further platinum based chemotherapy. As this is a conditional approval, it will be necessary to complete confirmatory post marketing commitments, including ensuring that sufficient partially platinum sensitive patients are enrolled in our ARIEL4 confirmatory trial to support the indication. This may require enrollment of additional patients into the study, increasing its overall size and extending the time for enrollment. In June 2018, we submitted to the EMA a variation to the marketing authorization for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy, for which we received EMA validation for this application in July 2018. We anticipate an opinion on this application from the CHMP of the EMA by the end of 2018.

Beyond our initial labeled indication, we have a robust Rubraca clinical development program underway in a variety of solid tumor types, also including prostate and bladder cancers, and in July 2017, we entered into a broad clinical collaboration with Bristol-Myers Squibb Company to evaluate the combination of their immunotherapy OPDIVO (nivolumab) with Rubraca in several tumor types. We hold worldwide rights for Rubraca.

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. U.S. Patent 6,495,541, and its equivalent counterparts issued in dozens of countries, directed to the rucaparib composition of matter, expire in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) could be available to extend our patent exclusivity for rucaparib to the fourth quarter of 2023 in the United States. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years for one European patent directed to Rubraca. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which will permit the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates ranging from 2020 through potentially 2035, including the camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031 and a patent family directed to high dosage strength rucaparib tablets that expires in 2035. As of May 3, 2018, the rucaparib camsylate salt/polymorph patent was issued in 47 countries to date (including US and Europe), with applications pending in 9 countries, and the rucaparib composition of matter patent was issued in 48 countries. We are aware of a number of challenges of salt and polymorph patents. Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. European oppositions are commonly filed against patents related to pharmaceutical products. The grounds of opposition related to Rubraca were lack of novelty and lack of inventive step. The novelty and inventive step challenges are based on prior art references (or closely related disclosures) that were previously raised by the European patent examiner during prosecution of the application. The claims of the granted patent were found to be patentable over this prior art. A preliminary opinion and summons to oral proceedings were issued on April 4, 2018. The oral hearing is scheduled for December 4, 2018.  The preliminary opinion provides a non-binding indication of the tribunal’s view. In the preliminary opinion, the tribunal agree with some of our positions and agree with certain objections made by the opponents. As part of the proceeding, we have the opportunity to submit further argument and pursue alternative claims in the form of auxiliary requests. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors, including a constellation of unexpected properties, support the novelty and non-obviousness of our rucaparib camsylate salt/polymorph composition of matter patent. We believe a successful challenge of all claims relevant to Rubraca would be difficult. Our high dosage strength rucaparib tablets patent issued in the United States on June 5, 2018, with claims that cover the commercial Rubraca product, including all commercial dosage strengths expires in 2035. Additionally, in Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

In addition to Rubraca, we have two other product candidates.

Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). Lucitanib was originally developed by Clovis and Servier with the hypothesis of activity in FGFR driven tumors; however, data in breast and lung cancer were insufficient to move the program forward. We have received notice from Servier of termination of their rights to lucitanib, resulting in the return of global rights (excluding China) for lucitanib to us later in 2018. We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – provide support for development of lucitanib in combination with a PD-(L)1 inhibitor, and we intend to initiate a study of the combination. We also intend to initiate a study of lucitanib in combination with Rubraca, based on encouraging data of VEGF and PARP inhibitors in combination. Each of these studies is expected to initiate in the first quarter of 2019. We maintain certain development and commercialization rights for lucitanib. Following the termination of the Servier license agreement, we will have global development and commercialization rights (except for China) for lucitanib.

Rociletinib is an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). While we have stopped enrollment in ongoing trials for rociletinib, we continue to provide drug to patients whose clinicians recommend continuing therapy. We have global development and commercialization rights for rociletinib.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. Through June 30, 2018, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier and for the six months ended June 30, 2018 and 2017 have generated $42.3 million and $21.7 million, respectively, product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of June 30, 2018, we had an accumulated deficit of $1,654.0 million. We incurred net losses of $178.9 million and $233.8 million for the six months ended June 30, 2018 and 2017, respectively. We had cash, cash equivalents and available-for-sale securities totaling $682.2 million at June 30, 2018.

We expect to incur significant losses for the foreseeable future, as we incur costs related to commercial activities associated with Rubraca. In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.8 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $291.0 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months. Until we can generate a sufficient amount of revenue from Rubraca, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

On December 19, 2016, the FDA approved Rubraca (rucaparib) tablets as monotherapy for the treatment of patients with deleterious BRCA mutation (germline and/or somatic) associated advanced ovarian cancer who have been treated with two or more chemotherapies, and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was made in the first quarter of 2017. The FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. We paid the $23.0 million milestone payment in June 2018.

On April 6, 2018, the FDA approved our sNDA for Rubraca as maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. This approval resulted in the obligation to pay a $15.0 million milestone payment, which we paid in April 2018.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum based chemotherapy, and who are unable to tolerate further platinum based chemotherapy. This approval resulted in the obligation to pay a $20.0 million milestone payment, which we paid in June 2018.

These milestone payments were recognized as intangible assets and will be amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib and we are responsible for all remaining development and commercialization costs for rucaparib. We are required to make regulatory milestone payments to Pfizer of up to an additional $31.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for rucaparib are met which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize rucaparib.

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with rucaparib under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of rucaparib for the uses claimed by these patents. AstraZeneca receives royalties on any net sales of rucaparib.

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

The license agreement with Advenchen will remain in effect until the expiration of all our royalty obligations to Advenchen, determined on a product-by-product and country-by-country basis, unless we elect to terminate the agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Advenchen can terminate the agreement, resulting in a loss of our rights to lucitanib.

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

We are party to a product license agreement for our other drug candidate rociletinib (see our 2017 Form 10-K for additional details).

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

In the three and six months ended June 30, 2018, we recorded product revenue of $23.8 million and $42.3 million, respectively, related to sales of Rubraca, which we began to commercialize on December 19, 2016. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. In the three months ended June 30, 2018, the supply of this free drug was approximately 25% of the overall commercial supply or the equivalent of $7.9 million in commercial value. In the six months ended June 30, 2018, the supply of this free drug was approximately 24% of the overall commercial supply or the equivalent of $13.4 million in commercial value. We expect the free product percentage to continue in the mid to high 20-percent range for the remainder of 2018.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses increased in the three and six months ended June 30, 2018 compared to the same period in the prior year. Our research and development expenses will continue to increase compared to last year due to higher research and development costs for rucaparib.

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

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(in thousands)
Rucaparib Expenses
Research and development	$33,049	$16,980	$57,556	$31,490
Rucaparib Total	33,049	16,980	57,556	31,490
Lucitanib Expenses
Research and development (a)	218	(13)	227	(99)
Lucitanib Total	218	(13)	227	(99)
Rociletinib Expenses
Research and development	$579	$1,528	1,594	4,719
Rociletinib Total	579	1,528	1,594	4,719
Personnel and other expenses	18,861	14,613	36,873	29,445
Total	$52,707	$33,108	$96,250	$65,555

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2017:

The following table summarizes the results of our operations for the three months ended June 30, 2018 and 2017 (in thousands):

			Change
	Three months ended June 30,		Favorable/(Unfavorable)
	2018	2017	$	%

Product revenue	$23,757	$14,620	$9,137	62%
Operating expenses:
Cost of sales - product	4,490	2,730	(1,760)	(64)%
Cost of sales - intangible asset amortization	709	372	(337)	(91)%
Research and development	52,707	33,108	(19,599)	(59)%
Selling, general and administrative	44,864	36,149	(8,715)	(24)%
Total expenses	102,770	72,359	(30,411)	(42)%
Operating loss	(79,013)	(57,739)	(21,274)	(37)%
Other income (expense):
Interest expense	(3,581)	(2,598)	(983)	(38)%
Foreign currency (loss) gain	(104)	76	(180)	(237)%
Legal settlement loss	—	(117,000)	117,000	100%
SEC settlement costs reserve	(20,000)	—	(20,000)	(100)%
Other income	1,475	594	881	148%
Other expense, net	(22,210)	(118,928)	96,718	81%
Loss before income taxes	(101,223)	(176,667)	75,444	43%
Income tax benefit	33	1,281	(1,248)	(97)%
Net loss	$(101,190)	$(175,386)	$74,196	42%

Product Revenue. Product revenue for the three months ended June 30, 2018 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Variable considerations represented approximately 9.9% and 7.9% of the transaction price recognized in the three months ended June 30, 2018 and 2017, respectively, and are summarized as follows:

	Three months ended		Three months ended
	June 30, 2018		June 30, 2017
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$26,390	100.0%	$15,876	100.0%
Variable considerations:
Government rebates and chargebacks	1,583	5.9%	635	4.0%
Discounts and fees	1,050	4.0%	621	3.9%
Total variable considerations	2,633	9.9%	1,256	7.9%
Product revenue	$23,757	90.1%	$14,620	92.1%

Cost of Sales – Product. Product cost of sales for the three months ended June 30, 2018 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the three months ended June 30, 2017 were expensed as incurred based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, and therefore, a minimal amount is included as product cost of sales. These costs increased in the three months ended June 30, 2018, as we depleted these inventories as of the fourth quarter 2017.

Cost of Sales – Intangible Asset Amortization. In the three months ended June 30, 2018 and 2017, we recognized cost of sales of $0.7 million and $0.4 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA in December 2016 and April 2018 and by the European Commission in May 2018.

Research and Development Expenses. Research and development expenses increased during the three months ended June 30, 2018 compared to the same period in the prior year primarily due to higher research and development costs for rucaparib. Clinical trial costs for rucaparib were higher compared to the same quarter a year ago due to increased enrollment in our TRITON2 and TRITON3 studies for prostate cancer. We have increased costs related to our new ATLAS study for bladder cancer and our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer. In addition, personnel costs increased during the three months ended June 30, 2018 due to higher headcount.

Clinical trial costs for rociletinib were $0.9 million lower than the second quarter of 2017 primarily due to the completion of patient enrollment for all of the TIGER studies in non-small cell lung cancer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended June 30, 2018 compared to the same period in the prior year primarily due to $3.3 million higher legal expense and $3.6 million higher stock compensation expense.

Interest Expense. Interest expense increased during the three months ended June 30, 2018 compared to the same period in the prior year primarily due to the issuance of the 2025 Notes on April 19, 2018.

Legal Settlement Loss. During the second quarter of 2017, we recorded a one-time charge of $117.0 million related to an agreement to resolve a litigation claim against us and certain of our officers.

SEC Settlement Costs Reserve. During the second quarter of 2018, we recorded a one-time charge of $20.0 million related to a preliminary agreement reached with the SEC that, if approved by the SEC and the U.S. District Court where the settlement is filed, would resolve the SEC’s pending investigation. See Note 14, Commitments and Contingencies for further information regarding this investigation and other legal proceedings.

Comparison of Six Months Ended June 30, 2018 and 2017:

The following table summarizes the results of our operations for the six months ended June 30, 2018 and 2017 (in thousands):

			Change
	Six months ended June 30,		Favorable/(Unfavorable)
	2018	2017	$	%

Product revenue	$42,279	$21,665	$20,614	95%
Operating expenses:
Cost of sales - product	8,495	3,893	(4,602)	(118)%
Cost of sales - intangible asset amortization	1,080	743	(337)	(45)%
Research and development	96,250	65,555	(30,695)	(47)%
Selling, general and administrative	84,138	65,373	(18,765)	(29)%
Total expenses	189,963	135,564	(54,399)	(40)%
Operating loss	(147,684)	(113,899)	(33,785)	(30)%
Other income (expense):
Interest expense	(6,216)	(5,178)	(1,038)	(20)%
Foreign currency loss	(185)	(83)	(102)	(123)%
Legal settlement loss	(7,975)	(117,000)	109,025	93%
SEC settlement costs reserve	(20,000)	—	(20,000)	(100)%
Other income	2,883	946	1,937	205%
Other expense, net	(31,493)	(121,315)	89,822	74%
Loss before income taxes	(179,177)	(235,214)	56,037	24%
Income tax benefit	292	1,365	(1,073)	(79)%
Net loss	$(178,885)	$(233,849)	$54,964	24%

Product Revenue. Product revenue for the six months ended June 30, 2018 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Variable considerations represented 10.2% and 8.9% of the transaction price recognized in the three months ended June 30, 2018 and 2017, respectively, and are summarized as follows:

	Six months ended		Six months ended
	June 30, 2018		June 30, 2017
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Gross product revenue	$47,091	100.0%	$23,778	100.0%
Sales deductions:
Government rebates and chargebacks	2,963	6.3%	1,072	4.5%
Discounts and fees	1,849	3.9%	1,041	4.4%
Total sales deductions	4,812	10.2%	2,113	8.9%
Product revenue, net	$42,279	89.8%	$21,665	91.1%

Cost of Sales – Product. Product cost of sales for the six months ended June 30, 2018 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the six months ended June 30, 2017 were expensed as incurred based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, and therefore, a minimal amount is included as product cost of sales. These costs increased in the six months ended June 30, 2018, as we depleted the these inventories as of the fourth quarter 2017.

Cost of Sales – Intangible Asset Amortization. In the six months ended June 30, 2018 and 2017, we recognized cost of sales of $1.1 million and $0.7 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA in December 2016 and April 2018 and by the European Commission in May 2018.

Research and Development Expenses. Research and development expenses increased during the six months ended June 30, 2018 compared to the same period in the prior year primarily due to higher research and development costs for rucaparib. Clinical trial costs for rucaparib were higher compared to the same period a year ago due to higher costs from increased enrollment in ARIEL4, our confirmatory ovarian cancer trials, and increased enrollment in our TRITON2 and TRITON3 studies for prostate cancer. We have increased costs related to our new ATLAS study for bladder cancer, our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer and our RUCA-J study for ovarian cancer in Japan. In addition, personnel costs increased during the six months ended June 30, 2018 due to higher headcount.

Clinical trial costs for rociletinib were $3.1 million lower than the six months ended June 30, 2017 primarily due to the completion of patient enrollment for all of the TIGER studies in non-small cell lung cancer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the six months ended June 30, 2018 compared to the same period in the prior year primarily due to the increase of costs associated with building out the European infrastructure in anticipation of commercialization there. In addition, there was an increase of $4.3 million in legal expense and $4.8 million in stock compensation expense.

Interest Expense. Interest expense increased during the six months ended June 30, 2018 compared to the same period in the prior year primarily due to the issuance of the 2025 Notes on April 19, 2018.

Legal Settlement Loss. During the first quarter of 2018, we recorded a one-time charge of $8.0 million related to an agreement to resolve a potential litigation claim against us and our officers. During the second quarter of 2017, we recorded a one-time charge of $117.0 million related to an agreement to resolve a litigation claim against us and certain of our officers.

SEC Settlement Costs Reserve. During the second quarter of 2018, we recorded a one-time charge of $20.0 million related to a preliminary agreement reached with the SEC that, if approved by the SEC and the U.S. District Court where the settlement is filed, would resolve the SEC’s ongoing investigation. See Note 14, Commitments and Contingencies for further information regarding this investigation and other legal proceedings.

Other Income. Other income increased during the six months ended June 30, 2018 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.8 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $291.0 million, after deducting underwriting discounts and commissions and offering expenses. At June 30, 2018, we had cash, cash equivalents and available-for-sale securities totaling $682.2 million.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2018 and 2017 (in thousands):

	Six months ended June 30,
	2018	2017

Net cash used in operating activities	$(210,844)	$(149,541)
Net cash used in investing activities	(172,208)	(133,864)
Net cash provided by financing activities	387,382	558,440
Effect of exchange rate changes on cash and cash equivalents	(207)	565
Net increase in cash and cash equivalents	$4,123	$275,600

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was higher during the six months ended June 30, 2018 compared to the same period in the prior year due to a higher net loss as adjusted for non-cash items and increases in the operating assets needed to support the commercialization of Rubraca, most notably related to inventory.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2018 includes net purchases of available-for-sale securities of $115.0 million and milestone payments of $55.0 million. Net cash used in investing activities in the same period in the prior year was mainly the result of net purchases of available-for-sale securities of $130.0 million in that period.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 includes $2.6 million and $12.3 million, respectively, received from employee stock option exercises. We completed the sale of $93.8 million and $546.2 million of common stock, net of issuance costs, respectively, during the six months ended June 30, 2018 and June 30, 2017. In addition, we issued $291.0 million of convertible senior notes, net of issuance costs during the six months ended June 30, 2018.

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

As of June 30, 2018, we had cash, cash equivalents and available-for-sale securities totaling $682.2 million and total current liabilities of $76.6 million. In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.8 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $291.0 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

Our product supply costs will be approximately $10 million for the remainder of 2018. These costs reflect our plan to produce additional inventory in advance of the transition to a new manufacturing facility for Rubraca. We will also incur final capital costs for the new manufacturing facility of approximately $8 million in late 2018.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2018, we had cash, cash equivalents and available-for-sale securities of $682.2 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

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

As of June 30, 2018, $147.8 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of June 30, 2018, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by $16.0 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $13.3 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of both June 30, 2018 and December 31, 2017, approximately 1% of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, management performed an evaluation as of June 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 29, 2017, the defendants filed a motion to dismiss the Antipodean Amended Complaint. On August 8, 2017, Justice Masley of the New York Supreme Court, County of New York granted the defendants’ motion to stay. Per the Court’s August 10, 2017 order, the defendants’ motion to dismiss was held in abeyance and deemed submitted on November 1, 2017.  On November 1, 2017, the defendants provided a status update to the Court regarding the outcome of the hearing.  The update informed the Court that Antipodean had excluded itself from the Medina Settlement, as memorialized in the final judgment entered by the Medina Court.

On April 17, 2018, the parties participated in a Preliminary Conference, following which the Court entered a preliminary conference order, providing for, among other things, an end date for discovery of February 4, 2019.

On May 2, 2018, the Court issued an order denying the defendants’ motion to dismiss. Defendants filed an answer to the Antipodean Amended Complaint on June 6, 2018.

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

On July 31, 2017, the defendants filed a motion to dismiss the Consolidated Derivative Complaint. Plaintiffs filed an opposition to the motion to dismiss on August 31, 2017, and the defendants filed a reply in further support of the motion to dismiss on September 26, 2017. Oral argument on the defendants’ motion to dismiss the Consolidated Derivative Complaint has been scheduled for February 4, 2019.

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

As previously disclosed, the Company has received inquiries and requests for information from governmental agencies, including the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice, relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib. On April 9, 2018, the Company received a “Wells Notice” letter from the staff of the SEC issued in connection with this investigation. In addition, the Company’s CEO, Patrick Mahaffy, also received a  Wells notice. These Wells Notices advised that the staff had made a preliminary determination to recommend to the SEC that it file an action against the Company and Mr. Mahaffy regarding possible violations of the federal securities laws. The Company and Mr. Mahaffy then submitted Wells Submissions explaining their view that no enforcement action was warranted to the SEC staff.

Following these submissions, the Company and Mr. Mahaffy then engaged in discussions with the SEC staff to resolve this matter. The Company has now reached an agreement in principle with the SEC staff to settle this matter on negligence-based charges. Pursuant to the proposed settlement, without admitting or denying the SEC’s allegations, the Company would agree to pay a $20.0 million civil penalty, which the Company reserved as a loss contingency on its consolidated balance sheet as of June 30, 2018, and would stipulate to a standard injunction against future violations of those provisions of the federal securities laws. Mr. Mahaffy has separately reached an agreement in principle with the SEC staff on similar negligence-based allegations, to which he would neither admit nor deny, and pay a civil penalty and be similarly enjoined.  Mr. Mahaffy will continue to serve as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

The proposed settlements would not allege that the Company or any of its current or former officers engaged in any intentional fraud or misconduct.  The proposed settlements are subject to approval by the SEC and will also require approval by the United States District Court where the settlements are ultimately filed.  There can be no assurances that the proposed settlements ultimately will be approved on these terms by either the SEC or the court, or when the settlements will be finalized. Once finalized, the settlements will resolve the SEC’s nearly three year investigation into the regulatory approval process of rociletinib.

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

On February 26, 2018, the defendants entered into a stipulation of compromise and settlement with plaintiff that was intended to settle the Solak action. On May 30, 2018, the Court approved the stipulation upon the conclusion of a settlement hearing concerning the fairness of the terms of the proposed settlement. In accordance with the terms of the settlement, as incorporated by reference in the Court’s Order and Final Judgment entered on the day of the hearing, the Company presented a new non-employee director compensation policy for shareholder vote at its 2018 annual shareholder meeting. Pursuant to the settlement, the Company is also instituting a number of corporate governance reforms, including, enhanced proxy disclosures, the codification of the Company’s stock ownership guidelines for directors, and enhanced disclosure requirements for certain forms of director compensation. While no cash payments were made to investors as part of the settlement, the court awarded a plaintiff’s fee of $395,000, which the Company paid on June 4, 2018. The settlement contained no admission of wrongdoing.

European Patent Opposition

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

ITEM 1A.RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors described under the heading “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

There have no material changes to the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2017 as supplemented by our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture dated as of September 9, 2014, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.3(16)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4(16)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.9+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.15+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.19+	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.20+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.21+(6)	Indemnification Agreement, dated as of March 22, 2012, between Clovis Oncology, Inc. and Steven L. Hoerter.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.23+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

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

Date: August 2, 2018	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Senior Vice President of Finance and Principal Financial and Accounting Officer