Form 10-Q
period 2018-09-30
Clovis Oncology, Inc.
filed 2018-11-01
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2018.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 26, 2018 was 52,711,827.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues:
Product revenue	$22,757	$16,806	$65,037	$38,471
Operating expenses:
Cost of sales - product	4,766	3,026	13,262	6,920
Cost of sales - intangible asset amortization	771	372	1,851	1,115
Research and development	63,887	38,924	160,138	104,479
Selling, general and administrative	42,495	35,011	126,634	100,384
Total expenses	111,919	77,333	301,885	212,898
Operating loss	(89,162)	(60,527)	(236,848)	(174,427)
Other income (expense):
Interest expense	(3,376)	(2,618)	(9,592)	(7,796)
Foreign currency gain (loss)	151	(44)	(34)	(127)
Legal settlement loss	—	—	(7,975)	(117,000)
SEC settlement costs	—	—	(20,000)	—
Other income	2,536	1,291	5,419	2,237
Other expense, net	(689)	(1,371)	(32,182)	(122,686)
Loss before income taxes	(89,851)	(61,898)	(269,030)	(297,113)
Income tax (expense) benefit	(13)	1,234	280	2,599
Net loss	$(89,864)	$(60,664)	$(268,750)	$(294,514)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(495)	1,595	(2,448)	4,874
Net unrealized (loss) gain on available-for-sale securities, net of tax	(10)	10	71	5
Other comprehensive (loss) income:	(505)	1,605	(2,377)	4,879
Comprehensive loss	$(90,369)	$(59,059)	$(271,127)	$(289,635)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.71)	$(1.24)	$(5.18)	$(6.39)
Basic and diluted weighted average common shares outstanding	52,669	48,917	51,844	46,062

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except for share amounts)

	September 30,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$290,853	$464,198
Accounts receivable, net	14,495	6,181
Inventories	43,682	27,508
Available-for-sale securities	313,525	99,533
Prepaid research and development expenses	2,907	1,559
Deposit on inventory	13,514	20,461
Other current assets	11,780	7,500
Total current assets	690,756	626,940
Inventories	20,005	—
Deposit on inventory	31,119	—
Property and equipment, net	11,035	4,007
Intangible assets, net	52,709	19,561
Goodwill	63,074	65,217
Other assets	22,766	19,505
Total assets	$891,464	$735,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,501	$15,147
Accrued research and development expenses	21,259	18,465
Milestone liability	—	22,022
Other accrued expenses	24,732	25,883
Total current liabilities	76,492	81,517
Convertible senior notes	574,828	282,406
Deferred rent, long-term	6,478	3,671
Total liabilities	657,798	367,594
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at September 30, 2018 and December 31, 2017; 52,708,767 and 50,565,119 shares issued and outstanding at September 30, 2018 and December 31, 2017 respectively	53	51
Additional paid-in capital	2,021,997	1,887,198
Accumulated other comprehensive loss	(44,550)	(42,173)
Accumulated deficit	(1,743,834)	(1,477,440)
Total stockholders' equity	233,666	367,636
Total liabilities and stockholders' equity	$891,464	$735,230

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2018	2017

Operating activities
Net loss	$(268,750)	$(294,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	37,715	32,201
Depreciation and amortization	2,497	1,911
Amortization of premiums and discounts on available-for-sale securities	1,079	6
Amortization of debt issuance costs	1,536	956
Legal settlement loss	—	117,000
Deferred income taxes	—	(2,403)
Changes in operating assets and liabilities:
Accounts receivable	(4,978)	121
Inventory	(25,540)	(5,345)
Prepaid and accrued research and development expenses	1,390	(16,284)
Deposit on inventory	(24,173)	(31,818)
Other operating assets	(7,507)	(4,156)
Accounts payable	4,765	5,050
Other accrued expenses	(1,304)	1,949
Net cash used in operating activities	(283,270)	(195,326)
Investing activities
Purchases of property and equipment	(7,763)	(416)
Deposits for purchases of property and equipment	—	(2,515)
Purchases of available-for-sale securities	(320,000)	(180,000)
Sales of available-for-sale securities	105,000	213,500
Acquired in-process research and development - milestone payment	(55,000)	(1,100)
Net cash used in investing activities	(277,763)	29,469
Financing activities
Proceeds from the sale of common stock, net of issuance costs	93,890	545,838
Proceeds from the issuance of convertible senior notes, net of issuance costs	290,887	—
Proceeds from the exercise of stock options and employee stock purchases	3,197	14,419
Net cash provided by financing activities	387,974	560,257
Effect of exchange rate changes on cash and cash equivalents	(286)	886
(Decrease) increase in cash and cash equivalents	(173,345)	395,286
Cash and cash equivalents at beginning of period	464,198	216,186
Cash and cash equivalents at end of period	$290,853	$611,472
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,188	$7,188
Non-cash investing and financing activities:
Vesting of restricted stock units	$10,130	$9,449

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum based chemotherapy, and who are unable to tolerate further platinum based chemotherapy. As this is a conditional approval, it will be necessary to complete confirmatory post marketing commitments, including ensuring that sufficient partially platinum sensitive patients are enrolled in our ARIEL4 confirmatory trial to support the indication. This may require enrollment of additional patients into the study, increasing its overall size and extending the time for enrollment. In June 2018, we submitted to the European Union’s European Medicines Agency (“EMA”) a variation to the marketing authorization for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy, for which we received EMA validation for this application in July 2018. We anticipate an opinion on this application from the Committee for Medicinal Products for Human Use (“CHMP”) of the EMA by the end of 2018, with a potential formal European Commission approval in early 2019.

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

In October 2018, the FDA granted breakthrough therapy designation for Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutated metastatic castration resistant prostate cancer (mCRPC) who have received at least one prior androgen receptor (AR)-directed therapy and taxane-based chemotherapy.

In addition to Rubraca, we have two other product candidates.

Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). Lucitanib was originally developed by Clovis and Servier with the hypothesis of activity in FGFR driven tumors; however, data in breast and lung cancer were insufficient to move that program forward. We received notice from Servier of termination of their rights to lucitanib, resulting in the return of global rights (excluding China) for lucitanib to us during October 2018. We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – provide support for development of lucitanib in combination with a PD-(L)1 inhibitor, and we intend to initiate a study of the combination. We also intend to initiate a study of lucitanib in combination with Rubraca, based on encouraging data of VEGF and PARP inhibitors in combination. Each of these studies is expected to initiate in the first quarter of 2019. We maintain certain development and commercialization rights for lucitanib. Because of termination of the Servier license agreement, we have global development and commercialization rights (except for China) for lucitanib.

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

In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $290.9 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and Europe, funding of our development programs, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

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

Previously, we recognized revenue on product sales once the product was sold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, i.e. when product is sold through the channel. Effective January 1, 2018, we began recognizing revenue when our customers, the specialty distributors and specialty pharmacy providers, take control of our product or when product is sold into the channel. This will have the impact of us recognizing revenue approximately two to four weeks earlier than before adopting the new standard and will also increase the significance of estimating variable consideration. The following financial statement line items for the three and nine months ended September 30, 2018 were affected as a result of the adoption.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share amounts)

	Three months ended September 30, 2018
		Balances without	Effect of Change
	As reported	Adoption of ASC 606	Higher/(Lower)
Product revenue	$22,757	$25,213	$(2,456)
Cost of sales - product	$4,766	$5,158	$392
Selling, general and administrative	$42,495	$42,689	$194
Net loss	$(89,864)	$(87,994)	$(1,870)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.71)	$(1.67)	$(0.04)

	Nine months ended September 30, 2018
		Balances without	Effect of Change
	As reported	Adoption of ASC 606	Higher/(Lower)
Product revenue	$65,037	$63,541	$1,496
Cost of sales - product	$13,262	$12,697	$(565)
Selling, general and administrative	$126,634	$126,602	$(32)
Net loss	$(268,750)	$(269,648)	$898

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(5.18)	$(5.20)	$0.02

CONSOLIDATED BALANCE SHEET

(In thousands)

	September 30, 2018
		Balances without	Effect of Change
	As reported	Adoption of ASC 606	Higher/(Lower)
ASSETS
Accounts receivable, net	$14,495	$12,907	$1,588
Inventories	$63,687	$63,992	$(305)

LIABILITIES AND STOCKHOLDERS' EQUITY
Other accrued expenses	$24,732	$24,347	$385
Accumulated deficit	$(1,743,834)	$(1,744,732)	$898

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU

2016-02 requires modified retrospective adoption for all leases existing at, or entered after, the date of initial application, with an option to use certain transition relief. We will adopt ASU 2016-02 as of January 1, 2019 using the effective date method which leaves the comparative period reporting unchanged. Comparative reporting periods are presented in accordance with Topic 840, while periods subsequent to the effective date are presented in accordance with Topic 842. We expect to recognize substantially all our leases on the balance sheet by recording a right-of-use asset and corresponding lease liability. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allow a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt ASU 2018-02 as of January 1, 2019. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, simplifies the accounting for share-based payment granted to nonemployees for goods and services. Under the standard, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We will adopt ASU 2018-07 as of January 1, 2019. We do not expect significant impact on our consolidated financial statements and related disclosures since our accounting for share-based payments to employees and nonemployees is similar.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We will adopt ASU 2018-02 as of January 1, 2020. We will evaluate the impact the standard may have on our consolidated financial statements and related disclosures as the adoption date approaches.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2018
Assets:
Money market	$255,143	$255,143	$—	$—
U.S. treasury securities	313,525	—	313,525	—
Total assets at fair value	$568,668	$255,143	$313,525	$—
December 31, 2017
Assets:
Money market	$433,136	$433,136	$—	$—
U.S. treasury securities	99,533	—	99,533	—
Total assets at fair value	$532,669	$433,136	$99,533	$—

There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three and nine months ended September 30, 2018.

Financial instruments not recorded at fair value include our convertible senior notes. At September 30 2018, the carrying amount of the 2021 Notes was $283.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $268.2 million. At September 30 2018, the carrying amount of the 2025 Notes was $291.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $232.8 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of these notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Convertible Senior Notes for discussion of the convertible senior notes.

4. Available-for-Sale Securities

As of September 30, 2018, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$313,570	$—	$(45)	$313,525

As of December 31, 2017, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$99,650	$—	$(117)	$99,533

As of September 30, 2018, our available-for-sale securities have been in a continuous loss position for less than 12 months. We have concluded that decline in the market value of the available-for-sale securities is temporary. A decline in the market value of a security below its cost that is deemed to be other than temporary is charged to earnings and results in the establishment of a new cost basis for the security. Factors evaluated to determine if an investment is other-than-temporarily impaired include significant deterioration in earnings performance, credit rating, asset quality or business prospects of the issuer; adverse changes in the general market conditions in which the issuer operates; and our intent and ability to hold the security until an anticipated recovery in value occurs.

As of September 30, 2018, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$313,570	$313,525
Due in one year to two years	—	—
Total	$313,570	$313,525

5. Inventories

The following table presents current and long-term inventories as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
Work-in-process	$51,707	$24,721
Finished goods	11,980	2,787
Total inventories	$63,687	$27,508

Some of the costs related to our finished goods on-hand as of September 30, 2018 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016.

At September 30, 2018, deposit on inventory on the Consolidated Balance Sheets is a cash deposit of $44.6  million made to a manufacturer for the purchase of work-in-process inventory which we expect to be converted to finished goods during the next twelve months and beyond.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Prepaid insurance	$752	$1,926
Prepaid expenses - other	7,031	3,355
Receivable - other	3,741	2,023
Other	256	196
Total	$11,780	$7,500

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
Intangible asset - milestones	$56,100	$21,100
Accumulated amortization	(3,391)	(1,539)
Total intangible asset, net	$52,709	$19,561

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

We recorded amortization expense of $0.8 million and $1.9 million related to capitalized milestone payments during the three and nine months ended September 30, 2018, respectively. We recorded amortization expense of $0.4 million and $1.2 million related to capitalized milestone payments during the three and nine months ended September 30, 2017, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2018	$779
2019	3,116
2020	3,116
2021	3,116
2022	3,116
Thereafter	39,466
$52,709

The change in goodwill established as part of the purchase accounting of EOS in November 2013 consisted of the following (in thousands):

Balance at December 31, 2017	$65,217
Change in foreign currency gains and losses	(2,143)
Balance at September 30, 2018	$63,074

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	September 30,	December 31,
	2018	2017
Accrued personnel costs	$14,217	$13,889
Accrued interest payable	—	2,096
Income tax payable	186	—
Accrued corporate legal fees and professional services	731	415
Accrued royalties	4,187	2,984
Accrued variable considerations	2,407	1,008
Payable to third party logistics provider	14	2,661
Accrued expenses - other	2,990	2,830
Total	$24,732	$25,883

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

2025 Notes

On April 19, 2018, we completed an underwritten public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025 (the “2025 Notes”) resulting in net proceeds of $290.9 million, after deducting underwriting discounts and commissions and offering expenses. In accordance with the accounting guidance, the conversion feature did not meet the criteria for bifurcation, and the entire principal amount was recorded as a long-term liability on the Consolidated Balance Sheets.

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

In connection with the issuance of the 2025 Notes, we incurred $9.1 million of debt issuance costs. The debt issuance costs are presented as a deduction from the convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the 2025 Notes using the effective interest method. We determined the expected life of the debt was equal to the seven-year term of the 2025 Notes.

As of September 30, 2018 and December 31, 2017, the balance of unamortized debt issuance costs was $12.7 million and $5.1 million, respectively.

The following table sets forth total interest expense recognized during the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$2,735	$1,797	$7,078	$5,391
Accretion of interest on milestone liability	—	500	978	1,449
Amortization of debt issuance costs	641	321	1,536	956
Total interest expense	$3,376	$2,618	$9,592	$7,796

10. Stockholders’ Equity

Common Stock

In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.9 million, after deducting underwriting discounts and commissions and offering expenses.

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended September 30, 2018 and 2017, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2018	2017	2018	2017	2018	2017
Balance at July 1,	$(43,870)	$(44,155)	$(175)	$(151)	$(44,045)	$(44,306)
Other comprehensive income (loss)	(495)	2,510	(10)	15	(505)	2,525
Total before tax	(44,365)	(41,645)	(185)	(136)	(44,550)	(41,781)
Tax effect	—	(915)	—	(5)	—	(920)
Balance at September 30,	$(44,365)	$(42,560)	$(185)	$(141)	$(44,550)	$(42,701)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the nine months ended September 30, 2018 and 2017, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2018	2017	2018	2017	2018	2017
Balance at January 1,	$(41,917)	$(47,434)	$(256)	$(146)	$(42,173)	$(47,580)
Other comprehensive income (loss)	(2,448)	7,695	71	8	(2,377)	7,703
Total before tax	(44,365)	(39,739)	(185)	(138)	(44,550)	(39,877)
Tax effect	—	(2,821)	—	(3)	—	(2,824)
Balance at September 30,	$(44,365)	$(42,560)	$(185)	$(141)	$(44,550)	$(42,701)

The period change in each of the periods was primarily due to the currency translation of the goodwill and deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in each of the three and nine months ended September 30, 2018 and 2017.

11. Share-Based Compensation

Share-based compensation expense for all equity based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and nine months ended September 30, 2018 and 2017 was recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Research and development	$5,038	$5,636	$15,380	$14,628
Selling, general and administrative	5,909	7,001	22,335	17,573
Total share-based compensation expense	$10,947	$12,637	$37,715	$32,201

We did not recognize a tax benefit related to share-based compensation expense during the three and nine months ended September 30, 2018 and 2017, respectively, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of September 30, 2018.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the nine months ended September 30, 2018:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2017	5,789,735	$46.77
Granted	639,793	52.33
Exercised	(70,480)	25.82
Forfeited	(217,007)	60.47
Outstanding at September 30, 2018	6,142,041	$47.11	6.6	$24,884
Vested and expected to vest at September 30, 2018	5,919,341	$47.00	6.5	$24,555
Vested and exercisable at September 30, 2018	4,284,706	$45.70	5.8	$21,421

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $29.37 as of September 28, 2018, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Weighted-average grant date fair value per share	$28.97	$60.81	$38.52	$48.39
Intrinsic value of options exercised	$325	$3,400	$1,697	$17,684
Cash received from stock option exercises	$604	$2,149	$1,820	$13,262

As of September 30, 2018, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $60.4 million and the estimated weighted-average remaining vesting period was 2.46 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the nine months ended September 30, 2018:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2017	589,529	$41.67
Granted	479,255	55.05
Vested	(199,602)	40.43
Forfeited	(44,686)	46.65
Unvested as of September 30, 2018	824,496	$49.48
Expected to vest after September 30, 2018	706,795	$49.25

As of September 30, 2018, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $31.2 million and the estimated weighted-average remaining vesting period was 3.0 years.

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

During 2017, we completed the committed on-going development activities related to lucitanib and received full reimbursement of our development costs from Servier. Reimbursements are recorded as a reduction to research and development expense on the Consolidated Statements of Operations. Lucitanib was originally developed by Clovis and Servier with the hypothesis of activity in FGFR driven tumors; however, data in breast and lung cancer were insufficient to move the program forward. We received notice from Servier of termination of their rights to lucitanib, resulting in the return of global rights (excluding China) for lucitanib to us during October 2018.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Nine months ended September 30,
	2018	2017
Common shares under option	3,381	5,696
Convertible senior notes	8,584	4,646
Total potential dilutive shares	11,965	10,342

14. Commitments and Contingencies

Royalty and License Fee Commitments

We have entered into certain license agreements, as identified in Note 12, License Agreements, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. Our payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, we only recognize payment obligations which are probable and estimable as of the balance sheet date. Milestone liabilities of $0.0 million and $22.0 million are recorded on our Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, respectively, and relate to milestone payments for the licensing of our rucaparib product, which was approved by the FDA on December 19, 2016.

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of September 30, 2018, $165.1 million of purchase commitments exist under the Agreement.

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

Following a stay that Justice Masley of the New York Supreme Court, County of New York entered in favor of the Medina Action and briefing on defendants’ motions to dismiss, the parties participated in a Preliminary Conference on April 17, 2018, following which the Court entered a preliminary conference order, providing deadlines for document productions, depositions, and other discovery. The Court has scheduled a status conference for January 21, 2019, following which the Court anticipates setting an end date for discovery.

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

Earlier this year, the Company and Mr. Mahaffy engaged in discussions with the SEC staff to resolve this matter. On September 18, 2018, the SEC announced it had reached an agreement with the Company to settle this matter on negligence-based charges. Pursuant to the settlement, without admitting or denying the SEC’s allegations, the Company paid a $20.0 million civil penalty, which the Company reserved as a loss contingency on its consolidated balance sheet as of June 30, 2018, and stipulated to a standard injunction against future violations of those provisions of the federal securities laws. Also, on September 18, 2018, the SEC announced that Mr. Mahaffy also reached a settlement with the SEC on similar negligence-based allegations, to which he neither admits nor denies, and paid a civil penalty and will be similarly enjoined. Mr. Mahaffy will continue to serve as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

The settlements do not allege that the Company or any of its current or former officers engaged in any intentional fraud or misconduct.  The settlements were approved by the United States District Court for the District of Colorado on September 19, 2018 and resolve the SEC’s nearly three year investigation into the regulatory approval process of rociletinib.

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. The grounds of opposition related to Rubraca were lack of novelty and lack of inventive step. A preliminary opinion and summons to oral proceedings were issued on April 4, 2018. The oral hearing is scheduled for December 4, 2018. The preliminary opinion provides a non-binding indication of the tribunal’s view. In the preliminary opinion, the tribunal agreed with some of our positions and agreed with certain objections made by the opponents. As part of the proceeding, we have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. On October 3, 2018, we submitted further arguments and auxiliary requests and on October 4, 2018, both opponents submitted further arguments. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors, including a constellation of unexpected properties, support the novelty and non-obviousness of our rucaparib camsylate salt/polymorph composition of matter patent.

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum based chemotherapy, and who are unable to tolerate further platinum based chemotherapy. As this is a conditional approval, it will be necessary to complete confirmatory post marketing commitments, including ensuring that sufficient partially platinum sensitive patients are enrolled in our ARIEL4 confirmatory trial to support the indication. This may require enrollment of additional patients into the study, increasing its overall size and extending the time for enrollment. In June 2018, we submitted to the EMA a variation to the marketing authorization for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy, for which we received EMA validation for this application in July 2018. We anticipate an opinion on this application from the CHMP of the EMA by the end of 2018 with a potential formal European Commission approval in early 2019.

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

In October 2018, the FDA granted breakthrough therapy designation for Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutated metastatic castration resistant prostate cancer (mCRPC) who have received at least one prior androgen receptor (AR)-directed therapy and taxane-based chemotherapy.

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. U.S. Patent 6,495,541, and its equivalent counterparts issued in dozens of countries, directed to the rucaparib composition of matter, expire in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) could be available to extend our patent exclusivity for rucaparib to the fourth quarter of 2023 in the United States. In Europe, we believe that patent term extension under a supplementary protection certificate could be available for an additional five years for one European patent directed to Rubraca. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which will permit the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates ranging from 2020 through potentially 2035, including the camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031 and a patent family directed to high dosage strength rucaparib tablets that expires in 2035. As of May 3, 2018, the rucaparib camsylate salt/polymorph patent was issued in 47 countries to date (including US and Europe), with applications pending in 9 countries, and the rucaparib composition of matter patent was issued in 48 countries. We are aware of a number of challenges of salt and polymorph patents. Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. European oppositions are commonly filed against patents related to pharmaceutical products. The grounds of opposition related to Rubraca were lack of novelty and lack of inventive step. The novelty and inventive step challenges are based on prior art references (or closely related disclosures) that were previously raised by the European patent examiner during prosecution of the application. The claims of the granted patent were found to be patentable over this prior art. A preliminary opinion and summons to oral proceedings were issued on April 4, 2018. The oral hearing is scheduled for December 4, 2018.  The preliminary opinion provides a non-binding indication of the tribunal’s view. In the preliminary opinion, the tribunal agreed with some of our positions and agreed with certain objections made by the opponents. As part of the proceeding, we have the opportunity to submit further argument and pursue alternative claims in the form of auxiliary requests. On October 3, 2018, we submitted further arguments and auxiliary requests and on October 4, 2018, both opponents submitted further arguments. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors, including a constellation of unexpected properties, support the novelty and non-obviousness of our rucaparib camsylate salt/polymorph composition of matter patent. We believe a successful challenge of all claims relevant to Rubraca would be difficult. Our high dosage strength rucaparib tablets patent issued in the United States on June 5, 2018, with claims that cover the commercial Rubraca product, including all commercial dosage strengths expires in 2035. Additionally, in Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

In addition to Rubraca, we have two other product candidates.

Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). Lucitanib was originally developed by Clovis and Servier with the hypothesis of activity in FGFR driven tumors; however, data in breast and lung cancer were insufficient to move that program forward. We received notice from Servier of termination of their rights to lucitanib, resulting in the return of global rights (excluding China) for lucitanib to us during October 2018. We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – provide support for development of lucitanib in combination with a PD-(L)1 inhibitor, and we intend to initiate a study of the combination. We also intend to initiate a study of lucitanib in combination with Rubraca, based on encouraging data of VEGF and PARP inhibitors in combination. Each of these studies is expected to initiate in the first quarter of 2019. We maintain certain development and commercialization rights for lucitanib. Because of termination of the Servier license agreement, we have global development and commercialization rights (except for China) for lucitanib.

Rociletinib is an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). While we have stopped enrollment in ongoing trials for rociletinib, we continue to provide drug to patients whose clinicians recommend continuing therapy. We have global development and commercialization rights for rociletinib.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. Through September 30, 2018, we have generated $13.6 million in license and milestone revenue related to our collaboration and license agreement with Servier and for the nine months ended September 30, 2018 and 2017 have generated $65.0 million and $38.5 million, respectively, product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of September 30, 2018, we had an accumulated deficit of $1,743.8 million. We incurred net losses of $268.8 million and $294.5 million for the nine months ended September 30, 2018 and 2017, respectively. We had cash, cash equivalents and available-for-sale securities totaling $604.4 million at September 30, 2018.

We expect to incur significant losses for the foreseeable future, as we incur costs related to commercial activities associated with Rubraca. In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $290.9 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months. Until we can generate a sufficient amount of revenue from Rubraca, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources.  Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

On October 29, 2018, we announced that Corwin Dale Hooks, our Senior Vice President and Chief Commercial Officer, has resigned effective as of October 29, 2018.  In connection with his termination of employment, Mr. Hooks will receive the severance payments and benefits set out in Section 8(d) of his employment agreement, except that Mr. Hooks will receive his severance in one lump sum payment and will receive a payment that equals the anticipated COBRA premiums for himself and his dependents for a period of 18, rather than six, months, also in one lump sum payment.

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

During 2017, we completed the committed on-going development activities related to lucitanib and received full reimbursement of our development costs from Servier. Reimbursements are recorded as a reduction to research and development expense on the Consolidated Statements of Operations. Lucitanib was originally developed by Clovis and

Servier with the hypothesis of activity in FGFR driven tumors; however, data in breast and lung cancer were insufficient to move the program forward. We received notice from Servier of termination of their rights to lucitanib, resulting in the return of global rights (excluding China) for lucitanib to us during October 2018.

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

In the three and nine months ended September 30, 2018, we recorded product revenue of $22.8 million and $65.0 million, respectively, related to sales of Rubraca, which we began to commercialize on December 19, 2016. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. In the three months ended September 30, 2018, the supply of this free drug was approximately 30% of the overall commercial supply or the equivalent of $9.6 million in commercial value. In the nine months ended September 30, 2018, the supply of this free drug was approximately 26% of the overall commercial supply or the equivalent of $23.0 million in commercial value. We believe the increase in the free drug percentage not realized as revenue results primarily from an increase in the percentage of patients treated with Rubraca who qualify for our patient assistance program, the majority of whom are on Medicare, following label expansion to include the earlier-line, all-comers maintenance treatment label.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our product candidates and companion diagnostics, which include:

•	license fees and milestone payments related to the acquisition of in-licensed products, which are reported on our Consolidated Statements of Operations as acquired in-process research and development;
•	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
•	expenses incurred under agreements with contract research organizations and investigational sites that conduct our clinical trials;
•	the cost of acquiring, developing and manufacturing clinical trial materials;
•	costs associated with non-clinical activities and regulatory operations;
•

market research, disease education and other commercial product planning activities, including the hiring of a U.S. sales and marketing and medical affairs organization in preparation for the commercial launch of rucaparib; and

•	activities associated with the development of companion diagnostics for our product candidates.

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses increased in the three and nine months ended September 30, 2018 compared to the same period in the prior year. Our research and development expenses will continue to increase compared to last year as planned Rubraca studies progress.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(in thousands)
Rucaparib Expenses
Research and development	$44,375	$21,828	$101,931	$53,318
Rucaparib Total	44,375	21,828	101,931	53,318
Lucitanib Expenses
Research and development (a)	169	(222)	396	(321)
Lucitanib Total	169	(222)	396	(321)
Rociletinib Expenses
Research and development	$399	$1,752	1,993	6,471
Rociletinib Total	399	1,752	1,993	6,471
Personnel and other expenses	18,944	15,566	55,818	45,011
Total	$63,887	$38,924	$160,138	$104,479

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

Results of Operations

Comparison of Three Months Ended September 30, 2018 and 2017:

The following table summarizes the results of our operations for the three months ended September 30, 2018 and 2017 (in thousands):

			Change
	Three months ended September 30,		Favorable/(Unfavorable)
	2018	2017	$	%
Revenues:
Product revenue	$22,757	$16,806	$5,951	35%
Operating expenses:
Cost of sales - product	4,766	3,026	(1,740)	(58)%
Cost of sales - intangible asset amortization	771	372	(399)	(107)%
Research and development	63,887	38,924	(24,963)	(64)%
Selling, general and administrative	42,495	35,011	(7,484)	(21)%
Total expenses	111,919	77,333	(34,586)	(45)%
Operating loss	(89,162)	(60,527)	(28,635)	(47)%
Other income (expense):
Interest expense	(3,376)	(2,618)	(758)	(29)%
Foreign currency gain (loss)	151	(44)	195	443%
Other income	2,536	1,291	1,245	96%
Other expense, net	(689)	(1,371)	682	50%
Loss before income taxes	(89,851)	(61,898)	(27,953)	(45)%
Income tax (expense) benefit	(13)	1,234	(1,247)	(101)%
Net loss	$(89,864)	$(60,664)	$(29,200)	(48)%

Product Revenue. Product revenue for the three months ended September 30, 2018 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Variable considerations represented approximately 11.1% and 7.4% of the transaction price recognized in the three months ended September 30, 2018 and 2017, respectively. This increase primarily relates to an increase in older patients on Medicare as well as additional patients filling prescriptions at low-income clinics. Amounts are summarized as follows:

	Three months ended		Three months ended
	September 30, 2018		September 30, 2017
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$25,626	100.0%	$18,144	100.0%
Variable considerations:
Government rebates and chargebacks	1,664	6.4%	748	4.1%
Discounts and fees	1,204	4.7%	590	3.3%
Total variable considerations	2,868	11.1%	1,338	7.4%
Product revenue	$22,758	88.9%	$16,806	92.6%

Cost of Sales – Product. Product cost of sales for the three months ended September 30, 2018 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the three months ended September 30, 2017 were expensed as incurred based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, and therefore, a minimal amount is included as product cost of sales. These costs increased in the three months ended September 30, 2018, as we depleted these inventories as of the fourth quarter 2017.

Cost of Sales – Intangible Asset Amortization. In the three months ended September 30, 2018 and 2017, we recognized cost of sales of $0.8 million and $0.4 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA in December 2016 and April 2018 and by the European Commission in May 2018.

Research and Development Expenses. Research and development expenses increased during the three months ended September 30, 2018 compared to the same period in the prior year primarily due to higher research and development costs for rucaparib. Clinical trial costs for rucaparib were higher compared to the same quarter a year ago due to increased enrollment in our TRITON2 and TRITON3 studies for prostate cancer. We have increased costs related to our new ATLAS study for bladder cancer and our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer. In addition, personnel costs increased during the three months ended September 30, 2018 due to higher headcount to support increased rucaparib clinical trial activities.

Clinical trial costs for rociletinib were $1.4 million lower than the third quarter of 2017 primarily due to patients discontinuing drug treatment and investigational sites closing for all of the TIGER studies in non-small cell lung cancer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended September 30, 2018 compared to the same period in the prior year primarily due to increased commercialization activities for Rubraca and the increase of costs associated with building out the European infrastructure in anticipation of commercialization there.

Interest Expense. Interest expense increased during the three months ended September 30, 2018 compared to the same period in the prior year primarily due to the issuance of the 2025 Notes on April 19, 2018.

Legal Settlement Loss. During the second quarter of 2017, we recorded a one-time charge of $117.0 million related to an agreement to resolve a litigation claim against us and certain of our officers.

Other Income. Other income increased during the three months ended September 30, 2018 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Comparison of Nine Months Ended September 30, 2018 and 2017:

The following table summarizes the results of our operations for the nine months ended September 30, 2018 and 2017 (in thousands):

			Change
	Nine months ended September 30,		Favorable/(Unfavorable)
	2018	2017	$	%
Revenues:
Product revenue	$65,037	$38,471	$26,566	69%
Operating expenses:
Cost of sales - product	13,262	6,920	(6,342)	(92)%
Cost of sales - intangible asset amortization	1,851	1,115	(736)	(66)%
Research and development	160,138	104,479	(55,659)	(53)%
Selling, general and administrative	126,634	100,384	(26,250)	(26)%
Total expenses	301,885	212,898	(88,987)	(42)%
Operating loss	(236,848)	(174,427)	(62,421)	(36)%
Other income (expense):
Interest expense	(9,592)	(7,796)	(1,796)	(23)%
Foreign currency loss	(34)	(127)	93	73%
Legal settlement loss	(7,975)	(117,000)	109,025	93%
SEC settlement costs	(20,000)	—	(20,000)	(100)%
Other income	5,419	2,237	3,182	142%
Other expense, net	(32,182)	(122,686)	90,504	74%
Loss before income taxes	(269,030)	(297,113)	28,083	9%
Income tax benefit	280	2,599	(2,319)	(89)%
Net loss	$(268,750)	$(294,514)	$25,764	9%

Product Revenue. Product revenue for the nine months ended September 30, 2018 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Variable considerations represented 10.6% and 8.2% of the transaction price recognized in the nine months ended September 30, 2018 and 2017, respectively. This increase primarily relates to an increase in older patients on Medicare as well as additional patients filling prescriptions at low-income clinics. Amounts are summarized as follows:

	Nine months ended		Nine months ended
	September 30, 2018		September 30, 2017
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Gross product revenue	$72,717	100.0%	$41,923	100.0%
Sales deductions:
Government rebates and chargebacks	4,627	6.4%	1,820	4.3%
Discounts and fees	3,053	4.2%	1,632	3.9%
Total sales deductions	7,680	10.6%	3,452	8.2%
Product revenue, net	$65,037	89.4%	$38,471	91.8%

Cost of Sales – Product. Product cost of sales for the nine months ended September 30, 2018 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the nine months ended September 30, 2017 were expensed as incurred based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, and therefore, a minimal amount is included as product cost of sales. These costs increased in the nine months ended September 30, 2018, as we depleted the these inventories as of the fourth quarter 2017.

Cost of Sales – Intangible Asset Amortization. In the nine months ended September 30, 2018 and 2017, we recognized cost of sales of $1.9 million and $1.1 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA in December 2016 and April 2018 and by the European Commission in May 2018.

Research and Development Expenses. Research and development expenses increased during the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to higher research and development costs for rucaparib. Clinical trial costs for rucaparib were higher compared to the same period a year ago due to higher costs from increased enrollment in ARIEL4, our confirmatory ovarian cancer trials, and increased enrollment in our TRITON2 and TRITON3 studies for prostate cancer. We have increased costs related to our new ATLAS study for bladder cancer, our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer and our RUCA-J study for ovarian cancer in Japan. In addition, personnel costs increased during the nine months ended September 30, 2018 due to higher headcount to support increased rucaparib clinical trial activities.

Clinical trial costs for rociletinib were $4.5 million lower than the nine months ended September 30, 2017 primarily due to patients discontinuing drug treatment and investigational sites closing for all of the TIGER studies in non-small cell lung cancer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to increased commercialization activities for Rubraca and the increase of costs associated with building out the European infrastructure in anticipation of commercialization there, which includes an increase of $2.3 million in facilities expense and $2.2 million in personnel costs. In addition, there was an increase of $3.8 million in legal expense and $3.7 million in stock compensation expense.

Interest Expense. Interest expense increased during the nine months ended September 30, 2018 compared to the same period in the prior year primarily due to the issuance of the 2025 Notes on April 19, 2018.

Legal Settlement Loss. During the first quarter of 2018, we recorded a one-time charge of $8.0 million related to an agreement to resolve a potential litigation claim against us and our officers. During the second quarter of 2017, we recorded a one-time charge of $117.0 million related to an agreement to resolve a litigation claim against us and certain of our officers.

SEC Settlement Costs. During the second quarter of 2018, we recorded a one-time charge of $20.0 million related to an agreement reached with the SEC to resolve its investigation. See Note 14, Commitments and Contingencies for further information regarding this investigation and other legal proceedings.

Other Income. Other income increased during the nine months ended September 30, 2018 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $290.9 million, after deducting underwriting discounts and commissions and offering expenses. At September 30, 2018, we had cash, cash equivalents and available-for-sale securities totaling $604.4 million.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months ended September 30,
	2018	2017

Net cash used in operating activities	$(283,270)	$(195,326)
Net cash (used in) provided by investing activities	(277,763)	29,469
Net cash provided by financing activities	387,974	560,257
Effect of exchange rate changes on cash and cash equivalents	(286)	886
Net (decrease) increase in cash and cash equivalents	$(173,345)	$395,286

Operating Activities

Net cash used in operating activities for all periods resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was higher during the nine months ended September 30, 2018 compared to the same period in the prior year due to a higher net loss as adjusted for non-cash items and increases in the operating assets needed to support the commercialization of Rubraca, most notably related to inventory.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2018 included purchases of available-for-sale securities of $320.0 million offset by cash from sales of available-for-sale securities of $105.0 million and milestone payments of $55.0 million. Net cash provided by investing activities in the same period in the prior year included purchases of available-for-sale securities of $180.0 million offset by cash from sales of available-for-sale securities of $213.5 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2018 and 2017 included $3.2 million and $14.4 million, respectively, received from employee stock option exercises. We completed the sale of $93.9 million and $545.8 million of common stock, net of issuance costs, respectively, during the nine months ended September 30, 2018 and September 30, 2017. In addition, we issued $290.9 million of convertible senior notes, net of issuance costs during the nine months ended September 30, 2018.

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

As of September 30, 2018, we had cash, cash equivalents and available-for-sale securities totaling $604.4 million and total current liabilities of $76.5 million. In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $290.9 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and Europe, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

Our product supply costs will be approximately $23 million for the remainder of 2018. These costs reflect our plan to produce additional inventory in advance of the transition to a new manufacturing facility for Rubraca. We will also incur final capital costs for the new manufacturing facility of approximately $8 million during the fourth quarter of 2018.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash, cash equivalents and available-for-sale securities of $604.4 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

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

As of September 30, 2018, $165.1 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of September 30, 2018, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by $20.4 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $11.8 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2018 and December 31, 2017, approximately 3% and 1%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, management performed an evaluation as of September 30, 2018 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Following a stay that Justice Masley of the New York Supreme Court, County of New York entered in favor of the Medina Action and briefing on defendants’ motions to dismiss, the parties participated in a Preliminary Conference on April 17, 2018, following which the Court entered a preliminary conference order, providing deadlines for document productions, depositions, and other discovery. The Court has scheduled a status conference for January 21, 2019, following which the Court anticipates setting an end date for discovery.

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

Earlier this year, the Company and Mr. Mahaffy engaged in discussions with the SEC staff to resolve this matter. On September 18, 2018, the SEC announced it had reached an agreement with the Company to settle this matter on negligence-based charges. Pursuant to the settlement, without admitting or denying the SEC’s allegations, the Company paid a $20.0 million civil penalty, which the Company reserved as a loss contingency on its consolidated balance sheet as of June 30, 2018, and stipulated to a standard injunction against future violations of those provisions of the federal securities laws. Also, on September 18, 2018, the SEC announced that Mr. Mahaffy also reached a settlement with the SEC on similar negligence-based allegations, to which he neither admits nor denies, and paid a civil penalty and will be similarly enjoined. Mr. Mahaffy will continue to serve as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

The settlements do not allege that the Company or any of its current or former officers engaged in any intentional fraud or misconduct.  The settlements were approved by the United States District Court for the District of Colorado on September 19, 2018 and resolve the SEC’s nearly three year investigation into the regulatory approval process of rociletinib.

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. The grounds of opposition related to Rubraca were lack of novelty and lack of inventive step. A preliminary opinion and summons to oral proceedings were issued on April 4, 2018. The oral hearing is scheduled for December 4, 2018. The preliminary opinion provides a non-binding indication of the tribunal’s view. In the preliminary opinion, the tribunal agreed with some of our positions and agreed with certain objections made by the opponents. As part of the proceeding, we have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. On October 3, 2018, we submitted further arguments and auxiliary requests and on October 4, 2018, both opponents submitted further arguments. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors, including a constellation of unexpected properties, support the novelty and non-obviousness of our rucaparib camsylate salt/polymorph composition of matter patent.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture dated as of September 9, 2014, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.3(16)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4(16)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	Amended and Restated Strategic License Agreement, dated as of June 16, 2011, by and between Clovis Oncology, Inc. and Avila Therapeutics, Inc.

10.2*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.3+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.4+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.8+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.9+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.15+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.19+(17)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.20+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.21+(6)	Indemnification Agreement, dated as of March 22, 2012, between Clovis Oncology, Inc. and Steven L. Hoerter.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.23+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

10.26+(12)	Indemnification Agreement, effective as of August 3, 2015, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.27+(12)	Employment Agreement, dated as of February 25, 2016, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.28+(12)	Indemnification Agreement, effective as of February 1, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.29+(12)	Employment Agreement, effective as of February 1, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.30+(9)	Indemnification Agreement, dated as of February 17, 2016, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.31+(15)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.32+(10)	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.33*(11)	First Amendment to License Agreement, by and between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.34+(13)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.35*(13)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

10.36*(14)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017

10.37+(18)	Indemnification Agreement, dated as of October 11, 2018, by and between Clovis Oncology, Inc. and Robert W. Azelby.

10.38+(18)	Indemnification Agreement, dated as of October 11, 2018, by and between Clovis Oncology, Inc. and Richard A. Fair.

21.1(17)	List of Subsidiaries of Clovis Oncology, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows and (iv) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(10)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(12)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(13)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(14)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(17)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 2, 2018.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.

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

Date: October 31, 2018	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Senior Vice President of Finance and Principal Financial and Accounting Officer