Form 10-K
period 2018-12-31
Clovis Oncology, Inc.
filed 2019-02-28
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K



☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2018.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2018, the last business day of the registrant’s most recently completed second quarter, was $2,243,897,802 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date of $45.47 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 22, 2019 was 52,868,576.

DOCUMENTS INCORPORATED BY REFERENCE Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2019 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

PART I

This Annual Report filed on Form 10-K and the information incorporated herein by reference includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, the market acceptance and commercial viability of our approved product, the development of our sales and marketing capabilities, the performance of our clinical trial partners, third party manufacturers and our diagnostic partners, our ongoing and planned non-clinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, including our ability to confirm the clinical benefit of our approved product through confirmatory trials and other post-marketing requirements, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, expectations regarding sales of our products, our results of operations, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate, including our competition, and the trends that may affect the industry or us.

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

ITEM  1.BUSINESS

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, the EU and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, for those indications that require them,  diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use.

Our product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. The initial indication received approval from the United States Food and Drug Administration (“FDA”) in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval in this second, broader and earlier-line indication on a priority review timeline was based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication. We hold worldwide rights to Rubraca.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this is a conditional approval, it will be necessary to complete certain confirmatory post marketing commitments.  In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the European Union (“EU”) for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the EU and is now the first to be authorized for both treatment and maintenance treatment among eligible patients. We are planning our initial launch of Rubraca as maintenance therapy in Germany during the first quarter of 2019, with other EU countries to follow through 2019 and 2020.

Additional 2018 Rubraca key regulatory and clinical developments include the following:

•

During the first quarter of 2018, we initiated an open-label monotherapy study of Rubraca in recurrent, metastatic bladder cancer titled ATLAS: A Study of Rucaparib in Patients with Locally Advanced or Metastatic Bladder Cancer.

•

In August 2018, the first patient was randomized into our ATHENA Phase 3 study evaluating the combination of Rubraca and OPDIVO® (nivolumab) for the treatment of advanced ovarian cancer in the first line maintenance setting.  ATHENA is a Clovis-sponsored study which is part of our ongoing clinical collaboration with Bristol-Myers Squibb to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca in a variety of tumor types.

•

In October 2018, the FDA granted Breakthrough Therapy designation (“BTD”) for the development of Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutated metastatic castration resistant prostate cancer (“mCRPC”) who have received at least one prior androgen receptor (“AR”)-directed therapy and taxane-based chemotherapy. BTD was granted based on initial efficacy and safety results from the ongoing TRITON2 phase 2 study of Rubraca in patients with advanced mCRPC with BRCA 1/2 mutations (germline or somatic) and deleterious mutations of other homologous recombination (“HR”) repair genes presented at ESMO.

•

In October 2018, we announced initial data from the ongoing TRITON studies of Rubraca in advanced prostate cancer at the European Society for Medical Oncology (ESMO) 2018 Congress.  The initial TRITON2 data showed a 44 percent confirmed objective response (ORR) by investigator-assessment in 25 RECIST/PCWG3 (RECIST as modified by the Prostate Cancer Working Group for mCRPC trials) response-evaluable patients with a BRCA1/2 alteration, and results by independent assessment were consistent.  The median duration of response in these patients had not yet been reached.  In addition, a 51 percent confirmed prostate specific antigen (PSA) response rate was observed in 45 PSA response-evaluable patients with a BRCA1/2 alteration.  Preliminary safety data for Rubraca in men with mCRPC were consistent with those observed in patients with ovarian cancer and other solid tumors.

We also have a robust clinical development program underway to further evaluate Rubraca in a variety of other solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol-Myers Squibb Company to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca.

In addition, we have one other product candidate.

Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – provide support for development of lucitanib in combination with a PD-1 inhibitor and a Clovis-sponsored study of lucitanib in combination with nivolumab is planned in gynecologic cancers. In addition, we intend to initiate a study of lucitanib in combination with Rubraca in ovarian cancer, based on encouraging data of VEGF and PARP inhibitors in combination. We intend to initiate each of these Phase 1b/2 combination studies during the first half of 2019.

Lucitanib was previously partnered with Servier outside the U.S. and Japan (also excluding China); Servier returned its rights to lucitanib in late 2018. We now hold the global development and commercialization rights (except for China) for lucitanib.

In early 2019, we provided notice to Celgene Corporation exercising the right to terminate our license to rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). That termination will become effective in the second quarter of 2019.

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

Clinical Development Pipeline

We are developing Rubraca for selected patient populations and collaborating with partners for companion diagnostic development. We have focused our development strategy for Rubraca on indications where we believe patient populations exhibit higher frequencies of mutant BRCA tumors or HRD, where PARP inhibitors have demonstrated clinical or pre-clinical activity in tumors. We are also developing lucitanib in combinations, including with Rubraca, based on encouraging data in clinical studies of other similar oncology compounds. The following table summarizes the ongoing or planned Clovis- or partner-sponsored studies:

CLOVIS-SPONSORED STUDIES

Rucaparib	PRECLINICAL	PHASE I	PHASE II	PHASE III
ARIEL4 Ovarian Cancer (treatment)				
ATHENA* Combo with Nivolumab in Ovarian Cancer (maintenance)				
ARIES* Combo with Nivolumab in Ovarian or Bladder Cancers				
TRITON3* Prostate Cancer				
TRITON2* Prostate Cancer				
ATLAS* Bladder Cancer				
RUCA-J* Safety and PK study in Japanese patients				

Lucitanib	PRECLINICAL	PHASE I	PHASE II	PHASE III
Combo with Rucaparib*,** Ovarian Cancer				
Combo with Nivolumab** Gynecologic Cancers				

PARTNER-SPONSORED STUDIES

Rucaparib	PRECLINICAL	PHASE I	PHASE II	PHASE III
CheckMate 9KD Rucaparib combo with Nivolumab* Prostate Cancer				
Combo with Atezolizumab* Advanced Gynecologic Cancers and Triple-Negative Breast Cancer				

STATUS KEY: Enrolling Planned

* Rucaparib is under investigation for these indications and is not approved by any health authority for these indications.

** Lucitanib is under investigation and is not approved by any health authority.

In certain of these trials, we or our partners may have access to interim data on a periodic or continuing basis that will not be made available publicly on the same timeframe as such data becomes available to us, or at all.

Rubraca – a PARP Inhibitor

Overview

Rubraca (rucaparib) is an oral, small molecule inhibitor of PARP1, PARP2 and PARP3. We in-licensed Rubraca from Pfizer Inc. in June 2011 and hold exclusive worldwide rights. Rubraca has received regulatory approvals in the United States and the European Union for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer.

In the United States, Rubraca is approved by the FDA for the treatment of adult patients with deleterious BRCA mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. BRCA mutations are believed to occur in approximately 25 percent of women with ovarian cancer. In April 2018, the FDA granted a second approval for Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy, a broader and earlier-line indication. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

In the EU, the EMA granted a conditional marketing authorization for Rubraca in May 2018 as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this initial treatment indication was granted as a conditional approval, it will be necessary to complete confirmatory post marketing commitments to support the indication, including ensuring that sufficient partially platinum-sensitive patients are enrolled in our ongoing ARIEL4 confirmatory trial. In January 2019, the European Commission granted a variation to the marketing authorization to include a second indication for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the EU and is now the first to be authorized for both treatment and maintenance treatment among eligible patients. Rubraca was designated as an orphan medicinal product on October 10, 2012 for the treatment of ovarian cancer. Rubraca was voluntarily withdrawn from the Community register of orphan medicinal products in November 2018 during the review of the maintenance treatment indication variation thus allowing future non-orphan indications to be added to the current marketing authorization in due course.

We have established our commercial and medical affairs infrastructure in the  EU, as well as the field sales personnel in Germany, where the initial launch of Rubraca is planned in the first quarter of 2019. We anticipate the hiring of field sales personnel to support additional EU country launches to coincide with reimbursement approvals in individual countries in the EU over the remainder of 2019 and 2020.

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

Ovarian cancer

Rubraca’s approvals in the U.S. and the EU in the recurrent BRCA mutant ovarian cancer treatment setting were based on data from two multicenter, single-arm, open-label clinical trials, Study 10 (NCT01482715) and ARIEL2 (NCT01891344), in women with advanced BRCA-mutant ovarian cancer who had progressed after two or more prior chemotherapies. All patients received Rubraca orally 600 mg twice daily as monotherapy. Treatment continued until disease progression or unacceptable toxicity. The primary efficacy outcome measure of both studies was objective response rate (ORR) as assessed by the investigator according to Response Evaluation Criteria in Solid Tumors (RECIST) version 1.1. Results from a blinded independent radiology review (“BICR”) were consistent.

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

The primary efficacy analysis evaluated three prospectively defined molecular sub-groups in a step-down manner: 1) tumor BRCA mutant (“tBRCAmut”) patients, inclusive of germline and somatic BRCA mutations (n=196); 2) HRD patients, including tBRCAmut patients and BRCA wild-type with high LOH (n=354), and, finally, 3) the intent-to-treat population, or all patients treated in ARIEL3 (n=564). ARIEL3 demonstrated a statistically significant improvement in PFS for patients randomized to Rubraca as compared with placebo in all patients, and in the HRD and tBRCAmut subgroups. Median PFS in the tBRCAmut patients was 16.6 months (95% CI: 13.4–22.9) in the Rubraca group (n=130) versus 5.4 months (95% CI: 3.4–6.7) in the placebo group (n=66) (Hazard Ratio, or HR: 0.23 [95% CI: 0.16–0.34]; p<0.0001). Median PFS in the HRD patients was 13.6 months (95% CI: 10.9–16.2) in the Rubraca group (n=236) versus 5.4 months (95% CI: 5.1–5.6) in the placebo group (n=118) (HR: 0.32 [95% CI: 0.24–0.42]; p<0·0001). Median PFS in the intent-to-treat population was 10.8 months (95% CI: 8.3–11.4) in the Rubraca group (n=375) versus 5.4 months (95% CI: 5.3–5.5) in the placebo group (n=189) (HR: 0.36 [95% CI: 0.30–0.45]; p<0·0001).

BICR results were consistent. In a pre-specified analysis of the key stand-alone secondary endpoint of progression-free survival assessed by BICR, PFS was also improved in the Rubraca group compared with placebo in all three populations.  Median PFS in the tBRCAmut patients was 26.8 months (95% CI: 19.2 to not reached) in the Rubraca group versus 5.4 months (95% CI: 4.9–8.1) in the placebo group (HR: 0.20 [95% CI: 0.13–0.32]; p<0.0001).  Median PFS in the HRD patients was 22.9 months (95% CI: 16.2 to not reported) in the Rubraca group versus 5.5 months (95% CI: 5.1–7.4) in the placebo group (HR: 0.34 [95% CI: 0.24–0.47]; p<0.0001). Median PFS in the intent-to-treat population was 13.7 months (95% CI: 11.0–19.1) versus 5.4 months (95% CI: 5.1–5.5) in the placebo group (HR: 0.35 [0.28–0.45]; p<0.0001).

Enrollment in ARIEL3 included one-third of patients who had achieved a complete response to their prior platinum-based therapy, and two-thirds of patients who had achieved a partial response to their prior platinum-based therapy. Of those with a partial response, 37% had measurable disease at the time of enrollment and were therefore evaluable for response. The confirmed overall response rate by investigator-assessed RECISTv1.1 in the tBRCAmut group treated with Rubraca was 37.5% (15/40), of these, 17.5% (7/40) were complete responses. This compared with 9% (2/23) in the placebo group (p=0.0055). No complete responses were seen in the tBRCAmut placebo group. RECIST responses were also observed in BRCA wild-type HRD-positive and BRCA wild-type HRD-negative subgroups. In a subsequent post hoc exploratory analysis of ARIEL3 data, a higher response rate was also seen in patients without measurable disease in both the tBRCAmut group and the intent to treat population (inclusive of BRCAmut patients) as compared to placebo. RECIST responses were not assessed by independent blinded review.

Safety data from ARIEL3 demonstrated consistency with prior Rubraca studies. Treatment emergent adverse events (“TEAEs”) in the ARIEL3 Rubraca group were generally managed with dose modifications and not associated with increased mortality or morbidity compared with the placebo group. The most common (occurring in ≥5% of patients) TEAEs of grade ≥3 reported in patients treated with Rubraca in the ARIEL3 study were anemia/decreased hemoglobin (21%), increase in ALT/AST (10%), neutropenia (7%), asthenia/fatigue (7%) and thrombocytopenia (5%). The discontinuation rate for TEAEs (excluding disease progression) was 15% for Rubraca-treated patients and 2% for the placebo arm. In ARIEL3, the rate of treatment-emergent myelodysplastic syndrome (“MDS”)/acute myeloid leukemia (“AML”) in the Rubraca arm was <1% (3/372), and no patients on the placebo arm experienced treatment-emergent MDS/AML. In approximately 1,100 patients treated with Rubraca, MDS/AML occurred in 10 patients (0.9%), including those in long term follow-up. Of these, 5 occurred during treatment or during the 28-day safety follow-up (0.5%). The duration of Rubraca treatment prior to the diagnosis of MDS/AML ranged from 1 month to approximately 28 months. The cases were typical of secondary MDS/cancer therapy-related AML; in all cases, patients had received previous platinum containing chemotherapy regimens and/or other DNA damaging agents.

At the time of the analysis of PFS, overall survival (OS) data were not mature (with 22% of events). The comprehensive dataset for ARIEL3 was presented at the 2017 European Society of Medical Oncology (“ESMO”) Congress in early September 2017 and subsequently published in The Lancet. The ARIEL3 dataset formed the basis for the supplemental NDA (“sNDA”) filed with the FDA as well as the marketing authorization variation filed with the EMA supporting the approval of Rubraca in the US in April 2018 and the  EU in January 2019 respectively, as maintenance treatment in adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.

The ARIEL4 confirmatory study (NCT 02855944) is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy enrolling relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who have failed two prior lines of therapy. The primary endpoint of the study is PFS. This study represents a post marketing commitment to support the conditional approval granted for the treatment indication in the EU, including ensuring that sufficient partially platinum-sensitive patients are enrolled in the trial. This may require enrollment of additional patients into the study, increasing its overall size and extending the time for enrollment.

The Phase 1 RUCA-J study has identified the recommended 600 mg BID dose of rucaparib in Japanese patients, which will enable development of a bridging strategy and potential inclusion of Japanese sites in planned or ongoing global studies. This study continues to enroll patients.

Prostate cancer

The American Cancer Society estimates that more than 164,000 men in the United States will be diagnosed with prostate cancer in 2018, and the GLOBOCAN Cancer Fact Sheets estimated that approximately 345,000 men in Europe were diagnosed with prostate cancer in 2012. Castration resistant prostate cancer has a high likelihood of developing metastases. Metastatic castration resistant prostate cancer, or mCRPC, is an incurable disease, usually associated with poor prognosis. According to the American Cancer Society, the five-year survival rate for mCRPC is approximately 29%. Germline or somatic mutations in BRCA, ATM and other DNA repair genes are believed to be present at frequencies of 20 percent or higher in mCRPC, according to an article published in JCO Precision Oncology in 2017, and we estimate that approximately 12% of mCRPC patients have a deleterious mutation in BRCA1 or BRCA2.  These molecular markers may be used to select patients for treatment with a PARP inhibitor. Additionally, preclinical studies of rucaparib have demonstrated activity in prostate cell cancer lines deficient in BRCA or ATM.

The TRITON (Trial of Rucaparib in Prostate Indications) program in prostate cancer initiated in the second half of 2016, and currently includes two Clovis-sponsored potential registration studies currently open for enrollment.

The TRITON2 study (NCT02952534) is a Phase 2 single-arm study of Rubraca in men with mCRPC enrolling patients with BRCA mutations and ataxia-telangiectasia mutations, or ATM, (both inclusive of germline and/or somatic) or other deleterious mutations in other homologous recombination repair genes. Patients enrolling in the TRITON2 study will have received prior treatment with at least one androgen receptor (AR)-directed therapy and taxane-based chemotherapy and were screened for a deleterious germline or somatic alteration in BRCA1, BRCA2 or one of 13 other pre-specified homologous recombination (“HR”) genes. Study participants are allocated into three cohorts based on the type of gene alteration and disease status, which is determined by genomic sequencing and RECIST criteria, respectively. Each cohort receives 600 mg Rubraca twice daily and are grouped based on the following criteria: A) alteration in either BRCA1, BRCA2 or ATM genes, with tumors that can be measured with visceral and/or nodal disease; B) alteration in either BRCA1, BRCA2 or ATM genes, with tumors that cannot be measured with visceral and/or nodal disease, or C) alteration in another HR gene associated with sensitivity to PARP inhibition, with or without measurable disease. The primary study endpoints include confirmed ORR per RECIST/PCWG3 in patients with measurable disease at baseline and PSA response in patients with no measurable disease at baseline. Secondary endpoints include overall survival (“OS”), clinical benefit rate, and safety and tolerability.

TRITON2 initiated during the fourth quarter of 2016, and interim data were presented at the European Society for Medical Oncology (“ESMO”) Congress in October 2018 based on a June 29, 2018 data cut. The TRITON2 trial is ongoing and the next public update of TRITON2 data is expected at a medical meeting in the Fall of 2019, likely ESMO 2019.

The initial TRITON2 data demonstrated a 44% confirmed objective response rate by investigator assessment in 25 RECIST/PCWG3 response-evaluable patients with a BRCA1/2 alteration. The median duration of response in these patients had not yet been reached at time of presentation. In addition, a 51% confirmed prostate-specific antigen (“PSA”) response rate was observed in 45 PSA response-evaluable patients with a BRCA1/2 alteration. Also, a TRITON screening poster presented at ESMO provided initial genomic profiling data from the TRITON clinical program. Plasma samples identified alterations in BRCA1 or BRCA2 in approximately 12% of mCRPC patients screened for the TRITON2 study, and data demonstrated that plasma cell-free circulating tumor DNA (cfDNA) samples were highly consistent with tumor tissue in identifying BRCA1 or BRCA2 alterations.

As of the visit cut-off date of June 29, 2018, 85 patients were treated with Rubraca; the overall median treatment duration was 3.7 (range, 0.5–12.9) months and median follow up was 5.7 (range, 2.6–16.4) months. The median treatment duration in patients with a BRCA1/2 alteration was 4.4 months (range, 0.5-12.0 months). Forty-six patients (54.1%) were evaluable for RECIST/PCWG3 response, including 25 patients with a BRCA1/2 alteration. By investigator-assessed RECIST/PCWG3, the confirmed ORR in patients with a BRCA1/2 alteration treated with Rubraca was 44.0% (11/25). Among the 45 evaluable patients with a BRCA1/2 alteration, 51.1% (23/45) had a confirmed PSA response (95% CI, 35.8–66.3).

Overall, the most common treatment-emergent adverse events (“TEAEs”) of any grade (CTCAE Grade 1-4) in all patients regardless of causality included asthenia/fatigue (44.7%, or 38/85), nausea (42.4%, or 36/85), anemia/decreased hemoglobin (22.4%, or 19/85) and constipation (28.2%, or 24/85). Five patients (5.9%) discontinued therapy due to a non-progression TEAE. One patient died due to disease progression.

The TRITON2 results were the basis for Breakthrough Therapy designation (“BTD”) for the development of Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutated mCRPC who have received at least one prior androgen receptor (AR)-directed therapy and taxane-based chemotherapy, which was granted on October 1, 2018 by the U.S. FDA.

Sufficient positive data from TRITON2 could potentially serve as the basis for an accelerated approval in the U.S. in later line BRCA1/2-mutated mCRPC. We are targeting late 2019 for the supplemental NDA filing based on data from 100 RECIST-evaluable patients with BRCA-mutant advanced prostate cancer, pending data maturity.

The TRITON3 study (NCT02975934), a Phase 3 comparative study in men with mCRPC enrolling BRCA mutant and ATM (both inclusive of germline and/or somatic) patients who have progressed on AR-targeted therapy and who have not yet received chemotherapy in the castration resistant setting. TRITON3 will compare Rubraca to physician’s choice of AR-targeted therapy or chemotherapy in these patients. The planned primary endpoint of the study is radiologic PFS. TRITON3 initiated during the first quarter of 2017, and this earlier-line comparative study could potentially serve as a confirmatory study in the advanced prostate setting.

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

We initiated a potential registration study in bladder cancer during the first quarter of 2018, called ATLAS (A Study of Rucaparib in Patients with Locally Advanced or Metastatic Urothelial Carcinoma). ATLAS (NCT03397394) is a phase 2 single-arm study enrolling patients with relapsed metastatic urothelial carcinoma following one or two prior standard of care regimens, with measurable disease, and no prior PARP treatment.  The planned primary endpoint is overall response rate, and the study is enrolling all comers, with no selection based on HRD status. The primary efficacy analysis will evaluate two prospectively defined molecular sub-groups: 1) HRD/high LOH patients and 2) the intent-to-treat population, or all patients treated in ATLAS. We expect to complete enrollment in this trial in the third quarter of 2019 and expect to make an initial data presentation from ATLAS at a  Fall 2019 medical congress. Pending positive data, we believe this trial design could potentially support an  sNDA in an all comers population, without regard to biomarker status.

Combination trials

Our ongoing collaboration with Bristol-Myers Squibb Company (“BMS”) involves the evaluation of the combination of Rubraca with BMS’s immunotherapy Opdivo® (nivolumab) in multiple tumor types, with studies in additional tumor types under consideration.

We believe that a preclinical rationale supports the conduct of clinical trials of the combination of our PARP inhibitor Rubraca with immune checkpoint inhibitors such as the PD-1 inhibitor Opdivo. BRCA1 and BRCA2 and other HRD mutations are associated with increased tumor mutational burden, which may create additional tumor-specific antigens or “neoepitopes.” Increased tumor mutation burden has been shown to correlate with increased benefit from immune checkpoint blockade. In addition, cell death that is induced by a PARP inhibitor is considered immunogenic and stimulates a “STING-like” pathway due to fragmented DNA release into cytosol. In mice studies, rucaparib and an anti-PD-1 antibody demonstrated anti-tumor activity in BRCA1 mutant ovarian tumors. The combination of rucaparib and either an anti-PD-L1 or anti-CTLA-4 antibody were equally compelling in preclinical studies.

Although a combination study of Rubraca and Opdivo in patients with advanced TNBC was initially contemplated under the collaboration, we have agreed with BMS to discontinue plans for such a study due to competitive considerations. Three other combination trials are underway in combination with BMS, and in February 2019, lucitanib was added to the clinical collaboration in a combination with Opdivo and discussions of additional combination studies of Rubraca and Opdivo in other tumor types are ongoing.

ATHENA is a four-arm first-line maintenance treatment study to evaluate Rubraca and Opdivo, Rubraca, Opdivo and placebo in an estimated 1,000 newly diagnosed patients with stage III/IV high-grade ovarian, fallopian tube, or primary peritoneal cancer who have completed platinum-based chemotherapy.  The primary objectives are to determine if the combination of Rubraca and Opdivo meaningfully extends PFS versus Rubraca monotherapy, or versus placebo, and to determine if Rubraca extends PFS versus placebo. The analysis of the study results will evaluate, in a step-down manner, the tBRCA/HRD and intent-to-treat subpopulations. We are the sponsor, and are also conducting and funding the ATHENA study, which initiated in 2018.

BMS is sponsoring, conducting and funding a 300-patient study in mCRPC, a three-arm study evaluating Opdivo + Rubraca, Opdivo + docetaxel + prednisone, and Opdivo + enzalutamide, with the objective of determining how the combination affects objective response rate and PSA response. The study is enrolling patients with biomarker negative or positive disease, and tumor tissue samples are being used to determine biomarker status. BMS initiated the study in the fourth quarter of 2017.

The ARIES study, a phase 2 study evaluating Rubraca and Opdivo in second or third-line platinum-sensitive ovarian cancer and locally-advanced metastatic bladder cancer, is being sponsored and funded by us. This study is expected to begin enrolling patients in the first half of 2019.

In June 2018 we announced a planned clinical collaboration to study combination therapies in metastatic triple-negative breast (“mTNBC”) and urothelial cancers (“mUC”) with Immunomedics, combining Rubraca with their lead antibody-drug conjugate product candidate, sacituzumab govitecan.  The planned phase 1/2 study will include an initial safety cohort followed by expansion cohorts in each of mTNBC and mUC and platinum resistant ovarian cancer. The Clovis-sponsored study is expected to begin enrolling patients in 2019.

A Phase 1b study (WO39409; NCT NCT03101280) sponsored by Hoffman-La Roche (Genentech) is underway evaluating the combination of cancer immunotherapy Tecentriq® (atezolizumab; anti-PDL1) and Rubraca for the treatment of advanced gynecological cancers and TNBC in patients with a tumor BRCA or HRD mutation.  This study began enrolling patients in the first half of 2017.

In addition, there are over 30 investigator-sponsored monotherapy or combination therapy studies approved or underway in a variety of tumor types.

Companion Diagnostics

We partnered with Foundation Medicine, Inc. (“Foundation”) to co-develop a companion diagnostic test to select ovarian cancer patients with deleterious BRCA1/2 mutations for treatment with Rubraca. This test uses next-generation sequencing (“NGS”) for the detection of BRCA1/2 sequence alterations from ovarian tumor tissue. The assay was designated FoundationFocus™ CDx BRCA and was approved by the FDA on December 19, 2016. On April 6, 2018, the FDA approved a supplemental premarket approval (“sPMA”) application which extended the label claim to include assessment of genomic LOH. The modified test is called FoundationFocus™ CDx BRCA LOH.

On November 30, 2017, Foundation announced FDA approval of its comprehensive companion diagnostic test for solid tumors, FoundationOne™ CDx, an NGS-based in vitro diagnostic device for detection of substitutions, insertion and deletion alterations, copy number alterations in 324 genes (including BRCA1/2), select gene rearrangements, microsatellite instability, and tumor mutational burden. FoundationOne CDx is also approved as a companion diagnostic to select ovarian cancer patients with BRCA1/2 mutations for treatment with Rubraca. Foundation has a pending sPMA application that, if approved, will extend the label claim of this assay to include LOH.

We also collaborated with Myriad Genetics, Inc. (“Myriad”) to support a post-marketing regulatory commitment related to Rubraca’s initial US approval in the ovarian cancer treatment setting. On Oct 16, 2018, FDA extended the label for BRACAnalysis CDx, a blood-based assay for the qualitative detection and classification of germline mutations in BRCA1/2 genes, to include Rubraca.

Lucitanib – a VEGFR, PDGFR and FGFR Inhibitor

Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – provide a validated and compelling hypothesis for development of lucitanib in combination with a PD-1 inhibitor and a Clovis-sponsored study of lucitanib in combination with nivolumab is planned in gynecologic cancers. Based on encouraging data of VEGF and PARP inhibitors in combination, we also plan to initiate a study of lucitanib in combination with Rubraca in ovarian cancer.  We intend to initiate both of these combination studies during the first half of 2019. Following the return of the rights from Servier, we have global development and commercialization rights (except for China) for lucitanib.

Competition

The development and commercialization of new drugs is intensely competitive, and we face competition from major pharmaceutical companies, biotechnology companies, universities and other research institutions worldwide. Our competitors may develop or market products or other novel technologies that are more effective, safer or less costly than any that have been or will be commercialized by us, or may obtain regulatory approval for their products more rapidly than we may obtain approval for ours.

The acquisition or licensing of pharmaceutical products is also very competitive. More established companies, which have acknowledged strategies to license or acquire products, may have competitive advantages over us, as may other emerging companies that take similar or different approaches to product acquisitions. Many of our competitors have substantially greater financial, technical and human resources than we have. Our competitors also compete with us in recruiting and retaining qualified scientific, management and commercial personnel as well as in establishing clinical trial sites and patient enrollment for clinical trials.

Additional mergers and acquisitions in the pharmaceutical industry may result in even more resources being concentrated in our competitors. Competition may increase further because of advances made in the commercial applicability of technologies and greater availability of capital for investment in these fields. Our success will be based in part on our ability to build and actively manage a portfolio of drugs that addresses unmet medical needs and creates value in patient therapy.

Rubraca Competition

Lynparza®/olaparib (AstraZeneca UK Limited) was the first PARP inhibitor to market and has been approved in the US in the following indications:

•

for the maintenance treatment of adult patients with deleterious or suspected deleterious germline or somatic BRCA-mutated (“gBRCAm” or “sBRCAm”) advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to first-line platinum-based chemotherapy;

•	for the treatment of adult patients who have deleterious or suspected deleterious gBRCAm advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy;
•	for the maintenance treatment of adult patients with recurrent epithelial, fallopian tube or primary peritoneal cancer, who are in a complete or partial response to platinum-based chemotherapy; and
•

in patients with deleterious or suspected deleterious gBRCAm, human epidermal growth factor receptor 2 (HER2)-negative metastatic breast cancer who have been treated with chemotherapy in the neoadjuvant, adjuvant, or metastatic setting.

Lynparza is approved in the EU as monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in response (complete or partial) to platinum-based chemotherapy.

AstraZeneca and Merck & Co., Inc. have a global strategic oncology collaboration to co-develop and co-commercialize Lynparza for multiple cancer types. Lynparza is being investigated, alone and in combination with other agents, in multiple indications across several tumor types, including breast, prostate, and pancreatic cancers.

Zejula®/niraparib (GlaxoSmithKline plc) is approved in the United States as monotherapy for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Additionally, Zejula is approved in the EU as monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in response (complete or partial) to platinum-based chemotherapy.

Additional clinical investigations of Zejula in ovarian, breast and lung cancers are ongoing or planned. Janssen Pharmaceuticals has licensed rights to develop and commercialize niraparib specifically for patients with prostate cancer worldwide, except in Japan. Preliminary results announced in February 2019 for Janssen’s phase 2 GALAHAD study evaluating niraparib in patients with mCRPC and DNA-repair pathway defects showed that approximately 40 percent of patients with a BRCA1/2 mutation demonstrated a RECIST response.

TALZENNA™/talazoparib (Pfizer Inc.) is approved in the US for the treatment of adult patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) HER2-negative locally advanced or metastatic breast cancer.

There are several PARP inhibitors in clinical development including AbbVie Inc.’s veliparib and ABT-767, BeiGene, Ltd.’s BGB-290, Checkpoint Therapeutics Inc.’s CK-102, and Oncology Venture A/S’s 2X-121. While most PARP inhibitor development focuses on ovarian, breast and prostate cancers, additional efforts are aimed toward bladder, lung, and pancreatic cancers as well.

In addition, combination approaches that include PARP inhibitors, including Lynparza and Zejula, with other anticancer agents are in various phases of clinical development across a variety of oncology indications. These combination therapies may result in future competitive pressure on Rubraca.

Outside of the PARP class, Avastin®/bevacizumab is approved in the US in ovarian cancer for the following indications:

•

epithelial ovarian, fallopian tube, or primary peritoneal cancer in combination with carboplatin and paclitaxel, followed by Avastin as a single agent, for Stage III or IV disease following initial surgical resection;

•

epithelial ovarian, fallopian tube, or primary peritoneal cancer in combination with paclitaxel, pegylated liposomal doxorubicin, or topotecan for platinum-resistant recurrent disease who received no more than 2 prior chemotherapy regimens; and

•

epithelial ovarian, fallopian tube, or primary peritoneal cancer in combination with carboplatin and paclitaxel or carboplatin and gemcitabine, followed by Avastin as a single agent, for platinum-sensitive recurrent disease.

Additionally, Avastin®/bevacizumab is approved in the EU in ovarian cancer for the following indications:

•

in combination with carboplatin and paclitaxel for the front-line treatment of adult patients with advanced (International Federation of Gynecology and Obstetrics (FIGO) stages III B, III C and IV) epithelial ovarian, fallopian tube, or primary peritoneal cancer;

•

in combination with carboplatin and gemcitabine or in combination with carboplatin and paclitaxel, for treatment of adult patients with first recurrence of platinum-sensitive epithelial ovarian, fallopian tube or primary peritoneal cancer who have not received prior therapy with bevacizumab or other VEGF inhibitors or VEGF receptor–targeted agents; and

•

in combination with paclitaxel, topotecan, or pegylated liposomal doxorubicin is indicated for the treatment of adult patients with platinum-resistant recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who received no more than two prior chemotherapy regimens and who have not received prior therapy with bevacizumab or other VEGF inhibitors or VEGF receptor–targeted agents.

Other out-of-class agents approved for use in advanced ovarian cancer include chemotherapeutic agents (e.g. platinum-based doublets, platinum monotherapy, non-platinum chemotherapy, etc.), Doxil® (Janssen Biotech, Inc.), and Hycamtin® (Novartis Pharmaceuticals Corporation). There are additional out-of-class agents in clinical development that may pose a future competitive threat to Rubraca.

License Agreements

Pfizer Inc.

In June 2011, we entered into a license agreement with Pfizer Inc. (“Pfizer”) to obtain the exclusive global rights to develop and commercialize Rubraca. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer and are required to make additional payments to Pfizer for the achievement of certain development and regulatory and sales milestones and royalties on sales as required by the license agreement. Prior to the FDA approval of Rubraca, we made milestone payments of $1.4 million, which were recognized as acquired in-process research and development expense.

On August 30, 2016, we entered into a first amendment to the worldwide license agreement with Pfizer, which amends the June 2011 existing worldwide license agreement to permit us to defer payment of the milestone payments payable upon (i) FDA approval of an NDA for 1st Indication in US and (ii) EMA approval of an MAA for 1st Indication in the EU, to a date that is 18 months after the date of achievement of such milestones.

On December 19, 2016, Rubraca received its initial FDA approval. This approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was paid in the first quarter of 2017. This FDA approval also resulted in an obligation to pay a $20.0 million milestone payment, for which we exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. We paid the $23.0 million milestone payment in June 2018.

On April 6, 2018, Rubraca received a second FDA approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in April 2018.

In May 2018, Rubraca received its initial European Commission  marketing authorization.  This approval resulted in an obligation to pay a $20.0 million milestone payment, which we paid in June 2018.

In January 2019,  Rubraca received a second European Commission approval.  This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in February 2019.

These milestone payments were recognized as intangible assets and amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

Les Laboratoires Servier

In September 2012, EOS entered into a collaboration and license agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively, “Servier”), whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. Following our acquisition of EOS, we and Servier were developing lucitanib pursuant to a development plan agreed to between the parties. During the second quarter of 2016, we and Servier agreed to discontinue the development of lucitanib for breast cancer. In the second quarter of 2018, we received notice from Servier of its election to terminate the license agreement and return its rights to lucitanib to us. Such termination became effective in the fourth quarter of 2018.

Celgene Corporation

In May 2010, we entered into an exclusive worldwide license agreement with Avila Therapeutics, Inc. (now Celgene Avilomics Research Inc., part of Celgene Corporation (“Celgene”)) to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor (“EGFR”) gene product. Rociletinib, an oral mutant-selective inhibitor of EGFR, was identified as the lead inhibitor candidate under the license agreement. Following the termination of enrollment in all sponsored clinical studies of rociletinib, we provided notice of termination to Celgene of our license rights to rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”), and that termination will become effective in the second quarter of 2019.

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

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

•

Phase 1. Phase 1 includes the initial introduction of the product candidate into humans. Phase 1 clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies but is generally in the range of 20 to 80.

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

Once the marketing application submission has been accepted for filing, the FDA’s goal is to review applications within 10 months of acceptance for filing or, if the sponsor has been granted priority review designation, on the basis of an improvement in the treatments of a serious condition, six months from acceptance for filing. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it typically follows such recommendations.

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

Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for quality and compliance, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Following such inspections, the FDA may issue notices on Form FDA 483 and Warning Letters that could cause us to modify certain activities. A Form FDA 483 notice, if issued at the conclusion of an FDA inspection, can list conditions the FDA investigators believe may have violated cGMP or other FDA regulations or guidance. Failure to adequately and promptly correct the observations(s) can result in further regulatory enforcement action. In addition to Form FDA 483 notices and Warning Letters, failure to comply with the statutory and regulatory requirements can subject a manufacturer to possible legal or regulatory action, such as suspension of manufacturing, seizure of product, injunctive action or possible civil penalties. In addition, changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

For the EMA, a Pediatric Investigation Plan, and/or a request for waiver or deferral, has to be agreed prior to submitting an initial marketing authorization application and prior to submitting a variation to an existing Marketing Authorization to add an additional indication.

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

Expedited Review and Approval in the United States

The FDA has various programs, including Fast Track, priority review and accelerated approval, which are intended to expedite or simplify the process for reviewing drugs and biologics, and/or provide for the approval of a drug or biologic on the basis of a surrogate endpoint. Even if a drug qualifies for one or more of these programs, the FDA may later decide that the drug no longer meets the conditions for qualification or that the time period for FDA review or approval will be shortened. Generally, drugs that are eligible for these programs are those for serious or life-threatening conditions, those with the potential to address unmet medical needs and those that offer meaningful benefits over existing treatments. For example, based on results of the Phase 3 clinical trial(s) submitted in an NDA, upon the request of an applicant, the FDA may grant the NDA a priority review designation, which sets the target date for FDA action on the application at six months from the 60-day filing date, if the drug is a new molecular entity, rather than to the standard FDA review period of 10 months. Priority review is granted where preliminary estimates indicate that a product, if approved, has the potential to provide a safe and effective therapy where no satisfactory alternative therapy exists, or a significant improvement compared to marketed products is possible. Priority review designation does not change the scientific/medical standard for approval or the quality of evidence necessary to support approval.

Fast Track is a designation which is more similar to the Breakthrough Therapy designation, but is granted based on preliminary data including non-clinical or mechanistic data, and allows more frequent communication with FDA to expedite drug development

Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit and is better than available therapy. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. The FDA will also take into account the severity, rarity or prevalence of the condition. As a condition of approval for drugs granted accelerated approval, one or more post-marketing confirmatory studies are required to confirm as predicted by the surrogate marker trial an effect on clinical benefit, which is defined as having a positive effect on how a patient feels, functions or survives.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of any products for which we receive regulatory approval for commercial sale depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved drugs for a particular indication. Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of our products, in addition to the costs required to obtain FDA approvals. The development of a product dossier and a Budget Impact Model may be helpful in assisting the payors in evaluating cost effectiveness. Our approved products may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be established. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payors may also impose price protection in their contracts with manufacturers to limit the manufacturer’s ability to increase price in exchange of providing equal access to the drug product vs. other competing drugs.

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

Moreover, payment methodologies, including payment for companion diagnostics, have been subject to changes due to healthcare legislation and regulatory initiatives. For example, the Centers for Medicare and Medicaid Services(“CMS”) began bundling the Medicare payments for certain laboratory tests ordered while a patient received services in a hospital outpatient setting. Additionally, on April 1, 2014, the Protecting Access to Medicare Act of 2014, or PAMA, was signed into law, which, among other things, significantly alters the current payment methodology under the Clinical Laboratory Fee Schedule. Beginning on January 1, 2018, the Medicare payment rate for each clinical diagnostic lab test, with some exceptions, is equal to the weighted median private payer payment for the test, as calculated using data collected by applicable laboratories during the data collection period and reported to CMS during a specified data reporting period. Also under PAMA, CMS is required to adopt temporary billing codes to identify new clinical diagnostic laboratory tests and advanced diagnostic laboratory tests that do not already have unique diagnostic codes, and that have been cleared or approved by the FDA.

Different pricing and reimbursement schemes exist in other countries and vary widely from country to country. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

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

Advertising and Promotion

The FDA and other U.S. federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, the FDCA and the FDA’s implementing regulations and standards. The FDA’s review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, communications regarding unapproved or “off-label” uses, industry-sponsored scientific and educational activities and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. FDA regulations impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements and restrictions regarding unapproved uses of a drug or for other violations of its advertising and labeling laws and regulations, may result in adverse publicity and enforcement action by the FDA, the Department of Justice or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. A range of penalties are possible that could have significant commercial consequences, including product seizures, injunctions, administrative remedies, civil and/or criminal fines,  agreements that materially restrict the manner in which a company promotes or distributes its products, or regulatory enforcement letters which may require corrective advertising or other corrective communications to healthcare professionals.

Other Healthcare Laws and Compliance Requirements

We are subject to various laws targeting fraud and abuse in the healthcare industry, including anti-kickback laws and false claims laws. For example, in the United States, there are federal and state anti-kickback laws that prohibit the payment or receipt of kickbacks, bribes or other remuneration intended to induce the purchase or recommendation of healthcare products and services or reward past purchases or recommendations. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and administrative remedies such as exclusion from participation in federal healthcare programs.

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

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal program, including federal healthcare programs. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil fines and penalties.

In addition, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $20,000 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of the Department of Health and Human Services emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent our patient assistance programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs or be subject to other significant penalties.

In addition to the laws described above, the Affordable Care Act also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties of up to an aggregate of $169,170 per year (or up to an aggregate of $1.128 million per year for “knowing failures”), for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Applicable drug manufacturers are required to collect data for each calendar year and submit reports to CMS by March 31st of each subsequent calendar year. In addition, there are also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws may affect our sales, marketing, and other promotional activities by imposing administrative and compliance burdens on us.

For those marketed products which are covered in the United States by the Medicaid program, we have various obligations, including government price calculation and reporting and rebate requirements, which generally require products be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the execution of government procurement contracts governed by the Federal Acquisition Regulations, and the guidance governing such calculations is not always clear. Compliance with such requirements can require significant investment in personnel, systems and resources, but failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties. One component of the rebate and discount calculations under the Medicaid and 340B programs, respectively, is the “additional rebate”, a complex calculation which is based, in part, on the rate at which a branded drug price increases over time as compared to the rate of inflation (based on the CPI-U published by the Department of labor). This comparison is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer. This “additional rebate” calculation can, in some cases where price increases have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100% of a drug’s “average manufacturer price” and 340B prices of one penny. Separately, subject to the control of Directive 89/105/EEC, pricing and reimbursement in the EU/EEA (“European Economic Area”) is governed by national rules and policy and may vary from Member State to Member State.

Also, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created several new federal crimes, including health care fraud and false statements relating to health care matters. Most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU Data Privacy Directive (95/46/EC), which was replaced on May 25, 2018 by the more restrictive General Data Protection Regulation (Regulation (EU) 2016/679) and the Swiss Federal Data Protection Act and Data Protection Ordinance, regulate the processing of personal data within the European Union and between countries in the European Union and countries outside of the European Union, including the U.S. Failure to provide adequate privacy protections and maintain compliance with the EU-U.S. and Swiss-U.S Privacy Shield Frameworks, could jeopardize business transactions across borders and result in significant penalties. These laws could create liability for us or increase our cost of doing business.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, non-clinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA application typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation, or QSR, which requires manufacturers to follow design, testing, control, documentation and other quality assurance procedures. FDA review of an initial PMA application is required by statute to take between six to ten months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained, or problems are identified following initial marketing.

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

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which permits the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. U.S. Patent 6,495,541, directed to the rucaparib composition of matter and its equivalent counterparts issued in dozens of countries, expires in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) could be available to extend our patent exclusivity for rucaparib to the fourth quarter of 2023 in the United States. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates ranging from 2020 through potentially 2035, including the rucaparib camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031 and a patent family directed to high dosage strength rucaparib tablets that expires in 2035. As of 2019, the rucaparib camsylate salt/polymorph patent was issued in 47 countries to date (including US and Europe), with applications pending in 9 countries, the rucaparib composition of matter patent was issued in 48 countries and the high dosage strength rucaparib tablets patent was issued in the U.S. and pending in Europe in 14 countries. Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. European oppositions are commonly filed against patents related to pharmaceutical products. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. Clovis and/or either opponent have an opportunity to appeal the written decision of the European Opposition Division. Notices of appeal are due April 14, 2019 and appeal briefs are due June 14, 2019. If appealed, all claims in the originally granted patent will remain in force until the Technical Board of Appeal issues its decision. The rucaparib camsylate salt/polymorph patent expires in 2031. We have filed for patent term extension under a supplementary protection certificate for Rubraca in the European counterpart of the rucaparib camsylate salt/polymorph patent and believe that extension could be available to 2033. Patents in our high dosage strength rucaparib tablets patent family issued in the United States, with claims that cover the commercial Rubraca product, including all commercial dosage strengths expire in 2035. Additionally, in Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

We obtained rights to lucitanib by acquiring EOS in November 2013, along with its license agreements with Advenchen and Servier. In October 2008, EOS entered into an exclusive license agreement with Advenchen to develop and commercialize lucitanib on a global basis, excluding China. In September 2012, EOS entered into a collaboration and license agreement with Servier whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. In October 2018, Servier terminated the collaboration and license agreement. Composition of matter and method of use patent protection for lucitanib and a group of structurally-related compounds is issued in the U.S., Europe and Japan and is issued or pending in other jurisdictions. In the U.S., the composition of matter patent will expire in 2030, and in other jurisdictions, it expires in 2028. We believe that patent term extension could be available to extend our composition of matter patent up to five years beyond the scheduled expiration under the Hatch-Waxman Act. Additionally, patents or patent applications directed to methods of manufacturing lucitanib are issued or pending in the United States, Europe, Japan, and China.

In addition, we intend to seek patent protection whenever available for any products or product candidates and related technology we acquire in the future.

The patent positions of pharmaceutical firms like us are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued. Consequently, we do not know whether any of the product candidates we acquire, or license will gain patent protection or, if any patents are issued, whether they will provide significant proprietary protection or will be challenged, circumvented or invalidated. Because patent applications in the United States and certain other jurisdictions are maintained in secrecy for 18 months, and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, until that time we cannot be certain that we were the first to file any patent application related to our product candidates. Moreover, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office (“U.S. PTO”) to determine priority of invention or in opposition or other third-party proceedings in the U.S. or a foreign patent office, either of which could result in substantial cost to us, even if the eventual outcome is favorable to us. There can be no assurance that the patents, if issued, would be held valid by a court of competent jurisdiction. An adverse outcome in a third-party patent dispute could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties or require us to cease using specific compounds or technology.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. PTO in granting a patent or may be shortened if a patent is terminally disclaimed over another patent.

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

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for commercial use, or non-clinical studies and clinical trials and intend to do so in the future. We currently have long-term agreements with third-party contract manufacturing organizations (“CMOs”) for the production of the active ingredient and final product for Rubraca. We do not own or operate manufacturing facilities for the production of commercial and clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, we are working with our current third-party suppliers to increase their scale of production and we engaged additional second source suppliers during 2018. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

We have developed the process for manufacturing Rubraca’s active pharmaceutical ingredient (“API”) to a degree sufficient to meet clinical demands and, as production capacity is increased as described below under “Lonza Agreement,” projected commercial requirements. Manufacturing of Rubraca API is being performed at a single CMO. Manufacturing operations for an advanced intermediate, which is the work-in-process inventory prior to conversion to API, will be expanded to a second Lonza site during 2019. The Rubraca drug product formulation and manufacturing process to produce that formulation have been developed to a degree sufficient to meet clinical demands and projected commercial requirements. A single third-party CMO capable of both formulation development and drug product manufacturing is currently producing the Rubraca drug product.  We expect to expand manufacturing operations for Rubraca drug product to a second site during 2019.

To date, our third-party manufacturers have met our manufacturing requirements and we expect them to meet anticipated full-scale commercial demands.

Lonza Agreement - Rucaparib

On October 3, 2016, we entered into an agreement with Lonza Ltd (“Lonza”) for the long-term manufacture and supply of the API for rucaparib.

Under this agreement, Lonza will be a non-exclusive manufacturer of the Rubraca API during the 10-year term of the agreement. Lonza will construct, in an existing Lonza facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca API. The dedicated production train will provide manufacturing capacity to meet our currently anticipated needs for commercial supply of Rubraca API. We are obligated to make scheduled capital program fee payments towards capital equipment and other costs associated with the construction of the dedicated production train and, once the facility is operational, to pay a fixed facility fee each quarter for the duration of the term of the agreement. The dedicated production train was completed during the fourth quarter of 2018 at which time Lonza began producing API under this agreement.

Lonza will manufacture and store an advanced intermediate to be used in the subsequent production of the Rubraca API. We will pay fixed fees on a per kilogram basis for quantities of the advanced intermediate and the Rubraca API ordered by us, subject to certain adjustments. Until the dedicated facility was completed and operationally qualified during the fourth quarter of 2018, Lonza manufactured the Rubraca API in existing Lonza facilities at pricing established in the agreement.

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

Lucitanib

The API for lucitanib is currently being produced by a third-party supplier. To date, the current production process has been sufficient to satisfy immediate clinical demands. We may undertake additional development work to further optimize the active pharmaceutical ingredient manufacturing process. The finished drug product for lucitanib is currently being manufactured at a CMO. The current product and process are sufficiently developed to meet immediate clinical demands. Additional scale-up work and/or additional production capacity will be necessary to support larger clinical development or commercialization requirements.

Commercial Operations

Our commercial organization in the U.S. is in place and supporting the commercial sale of Rubraca. We believe the U.S. oncology market for Rubraca in both of its approved indications is addressable with a targeted sales and marketing organization, with capabilities that include the management of key accounts such as managed care organizations, group-purchasing organizations, oncology group networks and government accounts. We sell Rubraca through a limited distribution network consisting of select number of specialty pharmacies and distributors. Healthcare providers prescribe Rubraca to patients and the specialty pharmacies and distributors dispense Rubraca directly to patients. We intend to continue promoting Rubraca ourselves in the U.S. for its current indications and any additional indications we may obtain in the future. We retain the rights to Rubraca in the rest of the world. Rubraca is approved in the EU for both treatment and maintenance treatment indications. We intend to commercialize Rubraca on our own in the EU and are planning our initial launch of Rubraca as maintenance therapy in Germany during the first quarter of 2019, with other EU countries to follow through 2019 and 2020. We have established our commercial and medical affairs infrastructure in the EU, as well as the field sales personnel in Germany.  We anticipate the hiring of field sales personnel to support additional EU country launches to coincide with reimbursement approvals in individual countries in the EU over the remainder of 2019 and 2020.

Customers

We are currently approved to sell Rubraca in the U.S. and the EU markets. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently sell our products to patients and health care providers, at which time we recognize the associated revenue.

Our U.S. customers, which distribute our product, consist of three specialty distributors and four specialty pharmacy providers. We will also have distributors who distribute our product internationally by country.  Furthermore, we do not believe the loss of one of these customers would significantly impact the ability to distribute our product as we expect that sales volume would be absorbed evenly by the remaining customers.

Employees

As of February 15, 2019, we employed 468 full-time employees. None of our employees is represented by labor unions, and a very small number of international employees are covered by collective bargaining agreements. We consider our relationship with our employees to be good.

About Clovis

We were incorporated under the laws of the State of Delaware in April 2009 and completed our initial public offering of our common stock in November 2011. Our common stock is listed on the NASDAQ Global Select Market under the symbol “CLVS.” Our principal executive offices are located at 5500 Flatiron Parkway, Suite 100, Boulder, Colorado 80301, and our telephone number is (303) 625-5000. We maintain additional offices in San Francisco, California, Oakland, California, Cambridge, UK, London, UK, Milan, Italy and in several other locations in the EU. Our website address is www.clovisoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

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

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our product candidates. We are not profitable and have incurred losses in each year since our inception in April 2009. We have only a limited operating history upon which you can evaluate our business and prospects. There are many risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Three of our product candidates, CO-101, CO-1686 (rociletinib) and CO-3810 (lucitanib), encountered development and/or regulatory setbacks after initial promising data, leading us to discontinue enrollment in then-ongoing clinical trials. We have received regulatory approval to market Rubraca in the U.S. and in EU, but we do not yet have pricing or reimbursement approval in the EU, and do not yet know whether Rubraca will be approved in other jurisdictions or whether it will achieve market acceptance and be commercially successful.  We have generated only modest revenues from product sales to date. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2018, 2017 and 2016, we had net losses of  $368.0 million, $346.4 million and $349.1 million, respectively. As of December 31, 2018, we had an accumulated deficit of $1,843.1 million. We expect to continue to incur losses for the foreseeable future. As such, we are subject to all of the risks incident to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, regulatory scrutiny, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if Rubraca or any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do in sufficient amounts, we expect to finance future cash needs through a combination of public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our product candidates, or our plans for acquisition or in-license of new product candidates. We may also seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Servicing our long-term debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

In September 2014, we completed a private placement of $287.5 million aggregate principal amount of 2.5% convertible senior notes due 2021 (the “2021 Notes”), resulting in net proceeds to the Company of $278.3 million after deducting offering expenses. In April 2018, we completed a public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025 (the “2025 Notes” and together with the 2021 Notes, the “Notes”), resulting in net proceeds to the Company of $290.9 million after deducting offering expenses. The 2021 Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable on the 2021 Notes semi-annually, and the 2021 Notes mature on September 15, 2021, unless redeemed, repurchased or converted prior to that date. In addition, if, as defined by the terms of the indenture, a fundamental change occurs, holders of the 2021 Notes may require us to repurchase for cash all or any portion of their 2021 Notes at a purchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The 2025 Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable on the 2025 Notes semi-annually, and the 2025 Notes mature on May 1, 2025, unless redeemed, repurchased or converted prior to that date. In addition, if, as defined by the terms of the indenture, a fundamental change occurs, holders of the 2025 Notes may require us to repurchase for cash all or any portion of their Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date.

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

Certain provisions in the Notes and the indentures governing the Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then holders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes and the indentures governing the Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders or holders of our common stock may view as favorable.

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

The recently passed comprehensive tax reform bill could have a material adverse impact on our business, financial condition and results of operations.

The Tax Cuts and Jobs Act could be amended or subject to technical correction, which could change the financial impacts that were recorded at December 31, 2017 and December 31, 2018, or are expected to be recorded in future periods. Additionally, further guidance may be forthcoming from the FASB and SEC, as well as regulations, interpretations and rulings from federal and state tax agencies, which could result in additional impacts, possibly with retroactive effect.

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of Rubraca in the U.S.; Rubraca may not achieve market acceptance and may not be commercially successful and we may not attain profitability and positive cash flow from operations.

Rubraca is commercially available in the U.S. and has received marketing authorization in the EU. The degree of market acceptance and the commercial success of Rubraca will depend on a number of factors, including:

•	the effectiveness of our sales and marketing strategy and operations;
•

maintaining compliance with all regulatory requirements applicable to Rubraca and our commercial activities, including the post-marketing requirements and post-marketing commitments required by the FDA and the EMA, to verify Rubraca’s clinical benefit or safety by completing certain confirmatory trials, pharmacology studies and additional diagnostic development;

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

•	the availability of coverage and adequate reimbursement from managed care plans, private health insurers and other third-party payors and the willingness and ability of patients to pay for Rubraca;
•	the development or commercialization of competing products or therapies;
•	marketing and distribution support for Rubraca, including the degree to which the approved labeling supports promotional initiatives for commercial success;
•	the actual market size for Rubraca, which may be different than expected;
•	our ability to enforce our intellectual property rights in and to Rubraca;
•	our ability to avoid third party patent interference or patent infringement claims; and
•	our ability to obtain regulatory approvals, including for pricing and reimbursement, to commercialize Rubraca in markets outside of the U.S.

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenue through the sale of Rubraca. In addition, we may experience significant fluctuations in sales of Rubraca from period to period. We are currently evaluating Rubraca in other indications, but have only one other product candidate, lucitanib, in development. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any other territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

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

We have built a field organization and other capabilities for the sales, marketing and distribution of Rubraca in the United States and have established our commercial and medical affairs infrastructure, and begun to hire field sales personnel in the EU, and there are significant risks involved with building and managing a sales organization. Factors that may inhibit our efforts to effectively commercialize Rubraca on our own include:

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

If we are unable to maintain effective sales, marketing and distribution capabilities for Rubraca or if we are unable to fully establish and maintain sales, marketing and distribution capabilities for Rubraca outside of the United States or for any other product candidate for which we obtain marketing approval, whether independently or with third parties, we may not be able to generate product revenue or may not become profitable. If the cost of establishing and maintaining a sales and marketing organization exceeds the cost-effectiveness of doing so, we may not become profitable.

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

We cannot give any assurance that the Rubraca development program in other lines of therapies and indications will be successful or that our other product candidates will receive regulatory approval.

To date, we have invested a significant portion of our efforts and financial resources in the acquisition and development of our product candidates. Our business depends entirely on the successful development and commercialization of our product candidates.

Each of our product candidates requires clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization and significant marketing efforts in order to generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. To date, we have received regulatory approval from the FDA to market Rubraca in the United States for two indications for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and from the EMA to market Rubraca in the EU for two indications for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. We may not receive regulatory approvals for Rubraca for broader indications and lines of therapy or other tumor types and we may never receive regulatory approval for other product candidates. In addition, certain of our product development plans contemplate the development of companion diagnostics by third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before our product candidates may be commercialized.

We cannot be certain that Rubraca will be successfully developed to expand its current label to include other indications or that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. Three of our product candidates, CO-101, rociletinib and lucitanib encountered development and regulatory setbacks after initial promising data, leading us to discontinue enrollment in ongoing clinical trials. Even if we successfully obtain regulatory approvals to market one or more of our product candidates, our revenues will be dependent, in part, upon our diagnostic collaborators’ ability to obtain regulatory approval of the companion diagnostics where required to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates, and for other indications for Rubraca, in the United States, the European Union and in additional foreign countries. While the scope of regulatory approval is similar in other countries, obtaining separate regulatory approval in many other countries requires compliance with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for rucaparib in other indications and lines of therapy or for our other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have obtained regulatory approval for Rubraca in the United States and the European Union for two indications for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer, and it is possible that Rubraca may not obtain regulatory approval for broader indications and lines of therapy or other tumor types or that any of our other existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Indeed, with the issuance of a Complete Response Letter by the FDA with respect to the rociletinib NDA, we decided to discontinue ongoing development of rociletinib.

Our product candidates could fail to receive regulatory approval or approval may be delayed for many reasons, including the following:

•	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
•	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
•	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
•	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from non-clinical studies or clinical trials;
•

the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, MAA or other submission or to obtain regulatory approval in the United States, the European Union or elsewhere;

•

the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;

•	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
•	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA, EMA or comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, pricing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes or failure to comply with regulatory requirements, may result in, among other things:

•	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
•	fines, warning letters or holds on clinical trials;
•

refusal by the FDA, EMA and comparable foreign authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products; and

•	injunctions or the imposition of civil or criminal penalties.

All of the foregoing limitations, obligations, and requirements also apply to Rubraca, for which we have received regulatory approval in the United States and the EU for certain indications.

We may seek approval from U.S. and foreign regulatory authorities for one or more product candidates on a conditional basis with full approval conditioned upon fulfilling the requirements of regulators. For example, we received accelerated approval from the FDA for the initial indication for Rubraca and conditional marketing authorization from the EMA for the initial indication for Rubraca. Each of these approval pathways has certain conditions to approval, some of which may be post-approval, such as the conduct of a post-approval, or confirmatory, trial using due diligence. For continued authorization by the EC of the initial indication of Rubraca in the  EU, it will be necessary to complete confirmatory post marketing commitments, including ensuring that sufficient partially platinum-sensitive patients are enrolled in our ARIEL4 confirmatory trial to support the treatment indication. This may require enrollment of additional patients into the study, increasing its overall size and extending the time for enrollment. If we are unable to fulfill the requirements of regulators that are conditions of a product’s accelerated or conditional approval, if the confirmatory trial shows unfavorable results or increased or additional undesirable side effects, or if regulators re-evaluate the data or risk-benefit profile of our product candidate, the availability of accelerated or conditional approval may be withdrawn or our conditional approval may not result in full approval or may be revoked or not renewed. Alternatively, we may be required to change a product candidate’s labeled indications or even withdraw the product, if approved, from the market.

The FDA’s, EMA’s and comparable foreign authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

Rubraca and our other product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if any.

Adverse events (“AEs”) attributable to our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, EMA or other comparable foreign authorities. Clinical studies conducted to date have generated AEs related to our product candidates, some of which have been serious. Patients treated with Rubraca have commonly experienced nausea, vomiting, constipation, dysgeusia, anemia/decreased hemoglobin, decreased appetite, diarrhea, abdominal pain, thrombocytopenia and fatigue/asthenia. In studies of lucitanib, hypertension, proteinuria and subclinical hypothyroidism requiring supplementation are the most common AEs observed. As is the case with all oncology drugs, it is possible that there may be other potentially harmful characteristics associated with their use in future trials, including larger and lengthier Phase III clinical trials. As we evaluate the use of our product candidates in combination with other active agents, we may encounter safety issues as a result of the combined safety profiles of each agent, which could pose a substantial challenge to that development strategy.

Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. In such an event, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities could order us to cease further development of or deny approval of our product candidates for any or all targeted indications. The drug-related AEs could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

As one of the key elements of our clinical development strategy, we seek to identify patient subsets within a disease category who may derive selective and meaningful benefit from the product candidates we are developing. In collaboration with partners, we may develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates. Companion diagnostics are subject to regulation by the FDA, EMA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we are dependent on the sustained cooperation and effort of our third-party collaborators in developing and obtaining approval for these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

We rely on third parties to conduct our non-clinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have relied upon and plan to continue to rely upon third-party CROs to monitor and manage data for our ongoing non-clinical and clinical programs. We rely on these parties for execution of our non-clinical and clinical studies, and control only certain aspects of their activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on the CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with GCP, which are regulations and guidelines enforced by the FDA, the EMA and comparable foreign regulatory authorities for all of our products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators and trial sites. If we or any of our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA, the EMA or comparable foreign regulatory authorities may require us to perform additional clinical trials before approving our marketing applications. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We rely completely on third parties to manufacture our clinical drug supplies and we intend to rely on third parties to produce commercial supplies of any approved product candidate, and our commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties fail to obtain approval of the FDA, EMA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We do not control the manufacturing operations of, and are completely dependent on, our contract manufacturing partners for compliance with the GMP regulatory requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA, EMA or comparable foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our product candidates for our clinical trials. There are a limited number of suppliers of raw materials that we use to manufacture our drugs and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our product candidates for our clinical trials, and if approved, ultimately for commercial sale. We do not have direct control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any agreements for the commercial production of these raw materials. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

We are dependent on our third-party manufacturers to conduct process development and scale-up work necessary to support greater clinical development and commercialization requirements for our product candidates. Carrying out these activities in a timely manner, and on commercially reasonable terms, is critical to the successful development and commercialization of our product candidates. We expect that our third-party manufacturers are capable of providing sufficient quantities of our product candidates to meet anticipated clinical and full-scale commercial demands, however if third parties with whom we currently work are unable to meet our supply requirements, we will need to secure alternate suppliers. While we believe that there are other contract manufacturers having the technical capabilities to manufacture our product candidates, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs.

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. While we have long-term agreements with Lonza for the manufacture of API for Rubraca and with the manufacturer of the finished drug product, we have not entered into agreements with any alternate suppliers. We currently obtain our supplies of finished drug product through individual purchase orders as described in the current supply agreement.

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

Lynparza® (olaparib) is approved in the U.S. as monotherapy in patients with germline BRCA mutated advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy, as monotherapy for the maintenance treatment of adult patients with recurrent epithelial, fallopian tube or primary peritoneal cancer, who are in a complete or partial response to platinum-based chemotherapy and as monotherapy in patients with deleterious or suspected deleterious gBRCAm, human epidermal growth factor 2 (HER2)-negative metastatic breast cancer who have been treated with chemotherapy in the neoadjuvant, adjuvant, or metastatic setting. Lynparza is also approved in the US for the maintenance treatment of adult patients with deleterious or suspected deleterious germline or somatic BRCA-mutated (“gBRCAm” or “sBRCAm”) advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to first-line platinum-based chemotherapy.  Lynparza is also approved in the EU for the maintenance treatment of platinum-sensitive relapsed serous ovarian cancer. Lynparza has indications for ovarian cancer across 57 countries (as of year-end 2017). In July 2017, AstraZeneca and Merck & Co., Inc. announced a global strategic oncology collaboration to co-develop and co-commercialize Lynparza for multiple cancer types. Lynparza is being investigated, alone and in combination with other agents, in multiple indications across several tumor types, including breast, prostate, and pancreatic cancers.

Zejula®/niraparib was approved in March 2017 in the United States as monotherapy for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Zejula was approved in November 2017 in Europe for the same indication. Additional clinical investigations of Zejula in ovarian, breast and lung cancers are ongoing or planned. Janssen Biotech has licensed rights to develop and commercialize niraparib specifically for patients with prostate cancer worldwide, except in Japan.

TALZENNA™/talazoparib (Pfizer Inc.) is approved in the US for the treatment of adult patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) HER2-negative locally advanced or metastatic breast cancer.

There are a number of other PARP inhibitors in clinical development including AbbVie’s veliparib and ABT-767, BeiGene’s BGB-290, and Checkpoint Therapeutics’ CK-102. While most PARP inhibitor development focuses on ovarian, breast and prostate cancers, additional efforts are aimed toward bladder, lung, and pancreatic cancers as well.

In addition, combination approaches that include PARP inhibitors, including Lynparza or Zejula, with other anticancer agents are in various phases of clinical development across a variety of oncology indications. These combination therapies may result in future competitive pressure on Rubraca, and multiple data readouts for such studies are anticipated throughout 2019 and beyond.

Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. GlaxoSmithKline plc gained rights to Zejula through its acquisition of Tesaro Inc., which was completed in January 2019. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may result in even more resources being concentrated in our competitors. As a result, these companies may obtain regulatory approval more rapidly than we are able and may be more effective in selling and marketing their products as well. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large, established companies. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing, on an exclusive basis, drug products that are more effective or less costly than any drug candidate that we are currently developing or that we may develop. If approved, our product candidates will face competition from commercially available drugs, as well as drugs that are in the development pipelines of our competitors and later enter the market.

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. We have received marketing authorization for Rubraca in the United States and the EU for two indications. We intend to seek additional approvals to market Rubraca and other product candidates in the United States, the EU and other selected foreign jurisdictions. Market acceptance and sales of our product candidates in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our product candidates and may be affected by existing and future healthcare reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our product candidates. These payors may conclude that our product candidates are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our product candidates for coverage and reimbursement or may cease providing coverage and reimbursement for these product candidates.

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

In some foreign countries, particularly in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such country.

If we are not successful in attracting and retaining highly qualified personnel, we may not be able to successfully implement our business strategy. Further, we will need to grow our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Patrick J. Mahaffy, our President and Chief Executive Officer, Lindsey Rolfe, our Executive Vice President of Clinical and Preclinical Development and Pharmacovigilance and Chief Medical Officer and Gillian C. Ivers-Read, our Executive Vice President, Technical Operations and Chief Regulatory Officer, whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies.

Despite our efforts to retain valuable employees, members of our management, scientific, development and commercial teams may terminate their employment with us on short notice. Pursuant to their employment arrangements, each of our executive officers may voluntarily terminate their employment at any time by providing as little as thirty days advance notice. Our employment arrangements with all of our employees provide for at-will employment, which means that any of our employees could leave our employment at any time, with or, other than our executive officers, without notice. For example, Erle T. Mast, our former Executive Vice President and Chief Financial Officer, resigned in  March 2016.  The loss of the services of any of our executive officers or other key employees and our inability to find suitable replacements could potentially harm our business, financial condition and prospects. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel.

As of February 15, 2019, we employed 468 full-time employees. As our development plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

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

Our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have a material adverse effect on our business.

We are exposed to the risk that our employees and independent contractors, including principal investigators, CROs, consultants and vendors, may engage in misconduct or other illegal activity. Misconduct by those parties could include intentional, reckless and/or negligent failures to comply with the laws and regulations of the FDA and other similar regulatory agencies, provide accurate information to such authorities, comply with manufacturing standards we have established, including cGMP requirements, comply with federal and state data privacy, securities, fraud and abuse and other healthcare laws and regulations in the United States and abroad, report financial information or data accurately, or disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee or contractor misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. We have adopted a Code of Business Ethics and other compliance policies, but it is not always possible to identify and deter misconduct by employees and contractors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant effect on our business and results of operations, including the imposition of significant fines or other sanctions.

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

Our business activities may be subject to the Foreign Corrupt Practices Act (FCPA) and similar anti-bribery and anti-corruption laws.

We are subject to a number of anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act. Our failure to comply with anti-corruption laws applicable to us could result in penalties, which could harm our reputation and harm our business, financial condition, results of operations, cash flows or prospects. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. The FCPA also requires public companies to maintain accurate books and records and devise a system of sufficient internal accounting controls. We regularly review and update our policies and procedures and internal controls designed to provide reasonable assurance that we, our employees, distributors and other intermediaries comply with the anti-corruption laws to which we are subject. However, there are inherent limitations to the effectiveness of any policies, procedures and internal controls, including the possibility of human error and the circumvention or overriding of the policies, procedures and internal controls. There can be no assurance that such policies or procedures or internal controls will work effectively at all times or protect us against liability under these or other laws for actions taken by our employees, distributors and other intermediaries with respect to our business.

The Securities and Exchange Commission (“SEC”) and the Department of Justice continue to view FCPA enforcement activities as a high priority. There is no certainty that all of our employees, agents, contractors or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could materially damage our reputation, our brand, our international operations, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

The United Kingdom’s impending departure from the European Union could be costly and difficult to comply with and could harm our business.

The United Kingdom (“UK”) held a referendum on June 23, 2016 in which a majority of voters approved an exit from the European Union, commonly referred to as “Brexit.” The formal process for leaving the European Union began in March 2017, when the UK served notice to the European Council under Article 50 of the Treaty of Lisbon. The UK is scheduled to leave on March 29, 2019. If the UK and European Union are unable by that date to negotiate the terms of a transition period that allows time to address issues such as ongoing trade and citizen’s rights, the UK will sever all ties with the European Union with immediate effect. A so-called “hard” Brexit could significantly disrupt the current free movement of goods, services, and people between the UK, European Union, and elsewhere.

We have based in the UK a significant portion of our non-U.S. clinical, regulatory affairs, and pharmacovigilance operations, as well as our European commercial organization. In anticipation of Brexit, we have taken steps to relocate certain activities from the UK in order to remain in compliance, post-Brexit, with certain laws and regulations in the European Union. While the regulatory environment in the UK is currently consistent with that of the European Union, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which European Union laws to replace or replicate. As such, we could be required to comply with regulatory requirements in the UK that are in addition to, or inconsistent with, the regulatory requirements of the European Union, resulting in the duplication of certain costs and new challenges to operate in Europe. The full effect of Brexit is uncertain, and consequently, we cannot at this time fully predict what the outcome may have on our business, particularly if our European operations or presence become a more significant part of our business.

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

While we normally seek and gain the right to fully prosecute, maintain and enforce the patents relating to our product candidates, there may be times when platform technology patents that relate to our product candidates are controlled by our licensors. This is the case with the method of use patents licensed under the AstraZeneca license. If AstraZeneca or any of our future licensing partners fail to appropriately prosecute, maintain or enforce, as applicable, patent protection for patents covering any of our product candidates, our ability to develop and commercialize those product candidates may be adversely affected and we may not be able to prevent competitors from making, using and selling competing products.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 12-month period ended December 31, 2018, the price of our common stock on the NASDAQ Global Select Market ranged from $11.63 per share to $67.72 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

The conversion of some or all of the Notes may dilute the ownership interest of existing stockholders. Holders of the outstanding 2021 Notes are able to convert them at any time prior to the close of business on the business day immediately preceding September 15, 2021. Holder of the outstanding 2025 Notes are able to convert them at any time prior to the close of business on the business day immediately preceding May 1, 2025. Upon conversion, holders of the Notes will receive shares of common stock. Any sales in the public market of shares of common stock issued upon conversion of such Notes could adversely affect the trading price of our common stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or convertible debt securities.

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. As of December 31, 2018, the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan (“2011 Plan”) is 4,131,151. The number of shares of our common stock reserved for issuance under our 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under our 2009 Equity Incentive Plan, and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock. Future option and restricted stock unit, or RSU, grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the Notes.

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

Our operating results are difficult to predict and may fluctuate. If our operating results are below the expectations of securities analysts or investors, the trading price of our stock could decline.

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. As a result, although we may provide sales guidance for Rubraca from time to time, you should not rely on Rubraca sales results in any period as being indicative of future performance. In addition, such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter, and it may be particularly difficult to correctly forecast sales in indications for which we have recently received marketing approval. Moreover, sales of Rubraca have, on occasion, been below the expectations of securities analysts and investors and have been below prior period sales, and sales of Rubraca in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet any guidance we may give or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

•	customer ordering patterns for Rubraca, which may vary significantly from period to period;
•	the overall level of demand for Rubraca, including the impact of any competitive products and the duration of therapy for patients receiving Rubraca;
•

the extent to which coverage and reimbursement for Rubraca is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;

•

our ability to establish or demonstrate to patients and the medical community the safety, efficacy or value of Rubraca and its perceived advantages compared to existing and future therapies in the recurrent ovarian cancer indications and other indications for which Rubraca may receive approval in the future;

•

changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;

•	increases in the scope of eligibility for customers to purchase Rubraca at the discounted government price or to obtain government-mandated rebates on purchases of Rubraca;
•	changes in our cost of sales;
•	the incidence rate of new patients in Rubraca’s approved indications;
•	the timing, cost and level of investment in our sales and marketing efforts to support Rubraca sales; and
•	the timing, cost and level of investment in our research and development and other activities involving Rubraca, lucitanib and our other product candidates by us or our collaborators.

Further, changes in our operations, such as increased development, manufacturing and clinical trial expenses in connection with our development programs, or our undertaking of additional programs, or business activities, or entry into strategic transactions, including potential future acquisitions of products, technologies or businesses may also cause significant fluctuations in our expenses.

For these and other reasons, it is difficult for us to accurately forecast future sales of Rubraca, operating expenses or future profits or losses. As a result, our operating results in future periods could be below any guidance we may give or the expectations of securities analysts or investors, which could cause the trading price of our common stock to decline, perhaps substantially.

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM  2.PROPERTIES

Our principal offices are located at five leased facilities, a 29,256 square foot facility in Boulder, Colorado used primarily for corporate functions, a 24,877 square foot facility in San Francisco, California, a 32,660 square foot facility in Oakland, CA used for clinical development operations and research laboratory space, a 3,350 square foot facility in Cambridge, United Kingdom used for our European regulatory and clinical operations and a 416 square foot facility in Milan, Italy used for clinical operations. These leases expire in January 2023, December 2021, April 2028, May 2019 and March 2019, respectively. We also lease office space in several locations throughout the EU.  We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

Following a stay that Justice Masley of the New York Supreme Court, County of New York entered in favor of the Medina Action and briefing on defendants’ motions to dismiss, the parties participated in a Preliminary Conference on April 17, 2018, following which the Court entered a preliminary conference order, providing deadlines for document productions, depositions, and other discovery. The Court has scheduled a status conference for March  12, 2019, following which the Court anticipates setting an end date for discovery.

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

On July 31, 2017, the defendants filed a motion to dismiss the Consolidated Derivative Complaint. Plaintiffs filed an opposition to the motion to dismiss on August 31, 2017, and the defendants filed a reply in further support of the motion to dismiss on September 26, 2017. On November 19, 2018, Plaintiffs filed a motion for leave to file a supplemental consolidated complaint and on November 20, 2018 the Court granted that motion. On November 27, 2018, Plaintiffs filed their supplemental complaint (the “Supplemental Complaint”), and on January 3, 2019, the Court entered the following briefing schedule: the defendants’ opening supplemental brief in further support of the motion to dismiss is due on February 6, 2019; Plaintiffs’ answering supplemental brief in opposition is due on February 22, 2019; and the defendants’ reply supplemental brief is due on March 5, 2019. Oral argument on the defendants’ motion to dismiss the Consolidated Derivative Complaint has been scheduled for March 14, 2019.

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

As previously disclosed, the Company has received inquiries and requests for information from governmental agencies, including the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”), relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib.

Earlier this year, the Company and Mr. Mahaffy engaged in discussions with the SEC staff to resolve this matter. On September 18, 2018, the SEC announced it had reached an agreement with the Company to settle this matter on negligence-based charges. Pursuant to the settlement, without admitting or denying the SEC’s allegations, the Company paid a $20.0 million civil penalty and stipulated to a standard injunction against future violations of those provisions of the federal securities laws. Also, on September 18, 2018, the SEC announced that Mr. Mahaffy also reached a settlement with the SEC on similar negligence-based allegations, to which he neither admits nor denies, and paid a civil penalty and will be similarly enjoined. Mr. Mahaffy will continue to serve as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

The settlements do not allege that the Company or any of its current or former officers engaged in any intentional fraud or misconduct.  The settlements were approved by the United States District Court for the District of Colorado on September 19, 2018 and resolve the SEC’s nearly three-year investigation into the regulatory approval process of rociletinib.

On November 26, 2018, the DOJ informed the Company that it had closed its investigation regarding possible criminal violations as it relates to rociletinib.

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. Clovis and/or either opponent have an opportunity to appeal the written decision of the European Opposition Division. Notices of appeal are due April 14, 2019 and appeal briefs are due June 14, 2019.

ITEM  4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM  5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ Global Select market under the symbol “CLVS”.

On February 22, 2019, there were 23 holders of record of our common stock. The holders of record number does not include a substantially greater number of holders whose shares are held of record in nominee or street name accounts through banks, brokers and/or other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2018

Number of
securities
remaining
available
for issuance
under equity
compensation
		Weighted-	plans
	Number of securities to	average	(excluding
	be issued upon exercise	exercise price	securities
	of outstanding options	of outstanding	reflected
	and restricted stock	options	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	7,107,438	$46.05	4,131,151
Equity compensation plans not approved by security holders	—	—	—
Total	7,107,438	$46.05	4,131,151

(1)As of December 31, 2018,  11,693,909 shares were authorized for issuance under our 2011 Stock Incentive Plan (“2011 Plan”), which became effective upon closing of our initial public offering in November 2011, including 192,185 remaining shares available for future issuance under the 2009 Equity Incentive Plan (“2009 Plan”), which were transferred to the 2011 Plan. The number of shares of our common stock reserved for issuance under the 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2009 Plan and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock.

(2)As of December 31, 2018,  476,050 shares were reserved for issuance under our 2011 Employee Stock Purchase Plan (“ESPP”), which became effective upon closing of our initial public offering in November 2011. The number of shares of our common stock reserved for issuance under the ESPP will be increased at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on such date and (y) 344,828 shares of our common stock.

Performance Graph (1)

The following graph shows a comparison from December 31, 2013 through December 31, 2018 of the cumulative total return on an assumed investment of $100 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

(1)This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Clovis Oncology, Inc. under the Securities Act of 1933, as amended.

ITEM 6.SELECTED FINANCIAL DATA

The following table sets forth certain of our selected historical financial data at the dates and for the periods indicated. The selected historical statement of operations data presented below for the years ended December 31, 2018, 2017 and 2016 and the historical balance sheet data as of December 31, 2018 and 2017 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical statement of operations data presented below for the years ended December 31, 2015 and 2014 and the historical balance sheet data as of December 31, 2016, 2015 and 2014 have been derived from our audited financial statements that do not appear in this report.

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

Statement of Operations Data:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Revenues:
Product revenue	$95,388	$55,511	$78	$—	$—
License and milestone revenue	—	—	—	—	13,625
Total revenues	95,388	55,511	78	—	13,625
Operating expenses:
Cost of sales - product	19,444	10,251	70	—	—
Cost of sales - intangible asset amortization	2,630	1,486	—	—	—
Research and development	231,347	142,498	251,129	269,251	137,705
Selling, general and administrative	175,781	138,907	40,731	30,524	21,457
Acquired in-process research and development	—	—	1,300	12,000	8,806
Impairment of intangible asset	—	—	104,517	89,557	3,409
Change in fair value of contingent purchase consideration	—	—	(24,936)	(24,611)	707
Total expenses	429,202	293,142	372,811	376,721	172,084
Operating loss	(333,814)	(237,631)	(372,733)	(376,721)	(158,459)
Other income (expense):
Interest expense	(13,183)	(10,428)	(8,491)	(8,372)	(2,604)
Foreign currency (loss) gain	(346)	(82)	(580)	2,740	3,580
Legal settlement loss	(7,975)	(105,477)	—	—	—
SEC settlement costs	(20,000)	—	—	—	—
Other income (expense)	7,917	3,643	633	416	(240)
Other income (expense), net	(33,587)	(112,344)	(8,438)	(5,216)	736
Loss before income taxes	(367,401)	(349,975)	(381,171)	(381,937)	(157,723)
Income tax (expense) benefit	(608)	3,578	32,034	29,076	(2,308)
Net loss	$(368,009)	$(346,397)	$(349,137)	$(352,861)	$(160,031)
Basic and diluted net loss per common share	$(7.07)	$(7.36)	$(9.07)	$(9.79)	$(4.72)
Basic and diluted weighted average common shares outstanding	52,066	47,047	38,478	36,026	33,889

Balance Sheet Data:

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$520,146	$563,731	$266,183	$528,588	$482,677
Working capital	446,550	545,423	213,813	464,125	443,400
Total assets	863,560	735,230	364,557	713,386	786,206
Convertible senior notes	575,470	282,406	281,126	279,885	278,680
Common stock and additional paid-in capital	2,034,195	1,887,249	1,174,989	1,130,016	785,123
Total stockholders’ equity (deficit)	146,469	367,636	(3,634)	300,650	331,630

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

Overview

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, the EU and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, for those indications that require them, diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use.

Our product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. The initial indication received approval from the United States Food and Drug Administration (“FDA”) in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval in this second, broader and earlier-line indication on a priority review timeline was based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication. We hold worldwide rights to Rubraca.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this is a conditional approval, it will be necessary to complete certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the European Union (“EU”) for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the EU and is now the first to be authorized for both treatment and maintenance treatment among eligible patients. We are planning our initial launch of Rubraca as maintenance therapy in Germany during the first quarter of 2019, with other EU countries to follow through 2019 and 2020.

Additional 2018 Rubraca key regulatory and clinical developments include the following:

•

During the first quarter of 2018, we initiated an open-label monotherapy study of Rubraca in recurrent, metastatic bladder cancer titled ATLAS: A Study of Rucaparib in Patients with Locally Advanced or Metastatic Bladder Cancer.

•

In August 2018, the first patient was randomized into our ATHENA Phase 3 study evaluating the combination of Rubraca and OPDIVO® (nivolumab) for the treatment of advanced ovarian cancer in the first line maintenance setting.  ATHENA is a Clovis-sponsored study which is part of our ongoing clinical collaboration with Bristol-Myers Squibb to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca in a variety of tumor types.

•

In October 2018, the FDA granted Breakthrough Therapy designation (“BTD”) for the development of Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutated metastatic castration resistant prostate cancer (“mCRPC”) who have received at least one prior androgen receptor (“AR”)-directed therapy and taxane-based chemotherapy. BTD was granted based on initial efficacy and safety results from the ongoing TRITON2 phase 2 study of Rubraca in patients with advanced mCRPC with BRCA 1/2 mutations (germline or somatic) and deleterious mutations of other homologous recombination (“HR”) repair genes presented at ESMO.

•

In October 2018, we announced initial data from the ongoing TRITON studies of Rubraca in advanced prostate cancer at the European Society for Medical Oncology (ESMO) 2018 Congress.  The initial TRITON2 data showed a 44 percent confirmed objective response (ORR) by investigator-assessment in 25 RECIST/PCWG3 (RECIST as modified by the Prostate Cancer Working Group for mCRPC trials) response-evaluable patients with a BRCA1/2 alteration, and results by independent assessment were consistent.  The median duration of response in these patients had not yet been reached.  In addition, a 51 percent confirmed prostate specific antigen (PSA) response rate was observed in 45 PSA response-evaluable patients with a BRCA1/2 alteration.  Preliminary safety data for Rubraca in men with mCRPC were consistent with those observed in patients with ovarian cancer and other solid tumors.

We also have a robust clinical development program underway to further evaluate Rubraca in a variety of other solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol-Myers Squibb Company to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca.

In addition, we have one other product candidate.

Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – provide support for development of lucitanib in combination with a PD-1 inhibitor and a Clovis-sponsored study of lucitanib in combination with nivolumab is planned in gynecologic cancers. In addition, we intend to initiate a study of lucitanib in combination with Rubraca in ovarian cancer, based on encouraging data of VEGF and PARP inhibitors in combination. We intend to initiate each of these Phase 1b/2 combination studies during the first half of 2019.

Lucitanib was previously partnered with Servier outside the U.S. and Japan (also excluding China); Servier returned its rights to lucitanib in late 2018. We now hold the global development and commercialization rights (except for China) for lucitanib.

In early 2019, we provided notice to Celgene Corporation exercising the right to terminate our license to rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). That termination will become effective in the second quarter of 2019.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the year ended December 31, 2018, have generated $95.4 million product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of December 31, 2018, we had an accumulated deficit of $1,843.1 million. We incurred net losses of $368.0 million,  $346.4 million and $349.1 million for the years ended December 31, 2018, 2017 and 2016, respectively, and had cash, cash equivalents and available-for-sale securities totaling $520.1 million at December 31, 2018.

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

Financial Operations Overview

Revenue

During 2018, we recorded $95.4 million in revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgments and Estimates” below. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States,  the EU and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the year ended December 31, 2018, the supply of this free drug was approximately 26% of the overall commercial supply or the equivalent of $33.4 million in commercial value.

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”), Topic 606, “Revenue from Contracts with Customers”. Upon adoption, we recognized revenue when our customers, the specialty distributors and specialty pharmacy providers, take control of our product. This resulted in us recognizing revenue approximately two to four weeks earlier than before adopting the new standard.  We used the modified retrospective method to adopt the new standard. This means that we did not restate previously issued financial statements, but recorded a one-time adjustment to retained earnings of $2.4 million. This adjustment represents the sales of our product to our customers prior to January 1, 2018, that had not been sold to patients or healthcare providers, offset by related gross-to-net adjustments and other direct costs, including royalties and sales incentive compensation.

During 2017, revenue was recognized for U.S. tax purposes when our product was sold to the specialty distributors and pharmacies, a method that differs from book treatment. This difference in revenue recognition resulted in the establishment of the deferred tax asset for the sales value of our product held by our specialty distributor and pharmacy providers at December 31, 2017. The deferred tax asset was offset by a full valuation allowance and has no impact to our statement of operations. With the adoption of ASC 606 effective January 1, 2018, revenue is recognized when our product is sold to the specialty distributors pharmacies, which will match the tax treatment resulting in no deferred tax asset.

For a complete discussion of this adoption and the accounting for product revenue, see Note 2, Summary of Significant Accounting Policies in the “Recently Issued Accounting Standards” section and Note 3,  Revenue Recognition.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses increased for 2018 and will continue to increase in 2019 as our ongoing rucaparib studies progress.

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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Rucaparib Expenses
Research and development	$153,083	$72,901	$101,598
Acquired in-process research and development	—	—	1,300
Rucaparib Total	153,083	72,901	102,898
Lucitanib Expenses
Research and development (a)	786	(1,187)	(1,337)
Lucitanib Total	786	(1,187)	(1,337)
Rociletinib Expenses
Research and development	2,391	7,712	43,768
Rociletinib Total	2,391	7,712	43,768
Personnel and other expenses	75,087	63,072	107,100
Total	$231,347	$142,498	$252,429

(a)This amount reflects actual costs incurred less amounts due from Servier for reimbursable development expenses pursuant to the collaboration and license agreement described in Note 13, License Agreements, to our audited consolidated financial statements included in this Annual Report on Form 10-K.

For 2018, research and development expenses increased due to higher research and development costs for rucaparib. For 2017, research and development expenses decreased primarily due to decreased development activities for the rociletinib program.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. We anticipate that our selling, general and administrative expenses will continue to increase in the future in support of our commercial activities related to Rubraca in the U.S. and the EU.

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

Impairment of Intangible Asset

In connection with the acquisition of EOS in November 2013, we recorded intangible assets to reflect the fair value of acquired in-process research and development (“IPR&D”) as of the acquisition date. The fair value was established based upon discounted cash flow models using assumptions related to the timing of development, probability of development and regulatory success, sales and commercialization factors and estimated product life. During the second quarter of 2016, we recorded a $104.5 million impairment charge due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2018, the IPR&D intangible asset recorded on the Consolidated Balance Sheets was zero.

Other Income and Expense

Other income and expense are primarily comprised of foreign currency gains and losses resulting from transactions with CROs, investigational sites and contract manufacturers where payments are made in currencies other than the U.S. dollar. Other expense also includes interest expense recognized related to our convertible senior notes.

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

Revenue Recognition

We are currently approved to sell Rubraca in the United States and the EU markets. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently sell our products to patients and health care providers.  Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

Revenue from product sales are recognized when the performance obligation is satisfied, which is when customers obtain control of our product at a point in time, typically upon delivery.  Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from price concessions that include rebates, chargebacks, discounts, co-pay assistance, estimated product returns and other allowances that are offered within contracts between us and our customers, health care providers, payors and other indirect customers relating to the sales of our product. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customers) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known.

For the year ended December 31, 2018, we recognized $95.4 million of product revenue.

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

The fair value of stock options for the years ended December 31, 2018, 2017 and 2016 was estimated at the grant date using the following weighted average assumptions for the respective periods:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	—	—	—
Volatility (a)	88%	89%	93%
Risk-free interest rate (b)	2.92%	2.16%	1.77%
Expected term (years) (c)	5.9	5.8	5.8

(a)Volatility:  The expected volatility was estimated using our historical data.

(b)Risk-free interest rate:  The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.

(c)Expected term:  The expected term of the award was estimated using our historical data.

We recognized share-based compensation expense of approximately $49.1 million, $44.7 million and $39.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $55.8 million, which is expected to be recognized over a weighted-average remaining vesting period of 2.3 years. As of December 31, 2018, the unrecognized share-based compensation expense related to RSUs, adjusted for expected forfeitures, was $29.4 million, which is expected to be recognized over an estimated weighted-average remaining vesting period of 2.8 years.  We expect our share-based compensation to continue to grow in future periods due to the potential increases in the value of our common stock and headcount.

We estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out (“FIFO”) basis. Inventories include active pharmaceutical ingredient (“API”), contract manufacturing costs and overhead allocations. We began capitalizing incurred inventory related costs upon the regulatory approval of Rubraca. Prior to the regulatory approval of Rubraca, we incurred costs for the manufacture of the drug that could potentially be available to support the commercial launch of Rubraca and all such costs were recognized as research and development expense.

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca.  Rubraca finished goods have a shelf-life of four years from the date of manufacture. We expect to sell the finished goods prior to expiration. The API currently has a shelf-life of four years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately eight years based on our long-range sales projections of Rubraca.

We write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and/or inventory in excess of expected sales requirements. Expired inventory would be disposed of and the related costs would be written off as cost of product revenue. Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories. Long-term inventories primarily consist of API.

API is currently produced by a single supplier. As the API has undergone significant manufacturing specific to its intended purpose at the point it is purchased by us, we classify the API as work-in-process inventory.  In addition, we currently manufacture Rubraca finished goods with a single third-party manufacturer. The disruption or termination of the supply of API or the disruption or termination of the manufacturing of our commercial products could have a material adverse effect on our business, financial position and results of operations.

Inventory used in clinical trials is expensed as research and development expense when it has been identified for such use.

At December 31, 2018, we had $27.1 million of current inventory and $113.9 million of long-term inventory. In addition, we had $12.4 million cash deposit on inventory, which consists of API that we expect to be converted to finished goods beyond the next twelve months.

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

Results of Operations

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017 (in thousands)

			Change
	Year ended December 31,		Favorable/(Unfavorable)
	2018	2017	$	%
Revenues:
Product revenue	$95,388	$55,511	$39,877	72%
Operating expenses:
Cost of sales - product	19,444	10,251	(9,193)	(90)%
Cost of sales - intangible asset amortization	2,630	1,486	(1,144)	(77)%
Research and development	231,347	142,498	(88,849)	(62)%
Selling, general and administrative	175,781	138,907	(36,874)	(27)%
Total expenses	429,202	293,142	(136,060)	(46)%
Operating loss	(333,814)	(237,631)	(96,183)	(40)%
Other income (expense):
Interest expense	(13,183)	(10,428)	(2,755)	(26)%
Foreign currency loss	(346)	(82)	(264)	(322)%
Legal settlement loss	(7,975)	(105,477)	97,502	92%
SEC settlement costs	(20,000)	—	(20,000)	(100)%
Other income	7,917	3,643	4,274	117%
Other expense, net	(33,587)	(112,344)	78,757	70%
Loss before income taxes	(367,401)	(349,975)	(17,426)	(5)%
Income tax (expense) benefit	(608)	3,578	(4,186)	(117)%
Net loss	$(368,009)	$(346,397)	$(21,612)	(6)%

Product Revenue. Product revenue for the year ended December 31, 2018 increased primarily due to continued growth in sales of Rubraca, which was approved for sale in the United States markets and we began shipping on December 19, 2016. Growth in sales is also due to the additional maintenance treatment indication that was approved in the United States in April 2018. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Variable considerations represented 10.4% and 8.1% of the transaction price recognized in the year ended December 31, 2018 and 2017, respectively. This increase primarily relates to an increase in older patients on Medicare as well as additional patients filling prescriptions at low-income clinics. Amounts are summarized as follows:

	Year ended		Year ended
	December 31, 2018		December 31, 2017
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$106,479	100.0%	$60,384	100.0%
Sales deductions:
Government rebates and chargebacks	6,379	6.0%	2,575	4.3%
Discounts and fees	4,712	4.4%	2,298	3.8%
Total sales deductions	11,091	10.4%	4,873	8.1%
Product revenue	$95,388	89.6%	$55,511	91.9%

Cost of Sales - Product. Product cost of sales for the year ended December 31, 2018 increased due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period. Manufacturing costs associated with sales in the year ended December 31, 2017 were expensed as incurred based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, and therefore, a minimal amount is included as product cost of sales. These costs increased in the year ended December 31, 2018, as we depleted these inventories as of the fourth quarter of 2017.

Cost of Sales – Intangible Asset Amortization.  For the year ended December 31, 2018 and 2017, we recognized cost of sales of $2.6 million and $1.5 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA in December 2016 and April 2018 and by the European Commission in May 2018.

Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2018 due to higher research and development costs for rucaparib. Clinical trial costs for rucaparib were higher compared to the same period a year ago due to higher costs from increased enrollment in ARIEL4, our confirmatory ovarian cancer trials, and increased enrollment in our TRITON2 and TRITON3 studies for prostate cancer. We have increased costs related to our new ATLAS study for bladder cancer, our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer and our RUCA-J study for ovarian cancer in Japan. In addition, personnel costs increased during the year ended December 31, 2018 due to higher headcount to support increased rucaparib clinical trial activities.

Clinical trial costs for rociletinib were $5.3 million lower than the year ended December 31, 2017 primarily due to patients discontinuing drug treatment and investigational sites closing for all the TIGER studies in non-small cell lung cancer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2018 due to increased commercialization activities for Rubraca and the increase of costs associated with building out the European infrastructure in anticipation of commercialization there, which includes an increase of $2.9 million in facilities expense and $2.2 million in personnel costs. In addition, there was an increase of $4.3 million in legal expense and $3.4 million in stock compensation expense.

Interest Expense. Interest expense increased during the year ended December 31, 2018 due to the issuance of the 2025 Notes on April 19, 2018.

Foreign Currency Loss. Foreign currency loss increased during the year ended December 31, 2018 primarily due to the foreign currency rate utilized to translate our Euro-denominated goodwill into U.S. dollars.

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

Other Income. Other income increased during the year ended December 31, 2018 due to interest income earned on our available-for-sale securities.

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016 (in thousands)

			Change
	Year ended December 31,		Favorable/(Unfavorable)
	2017	2016	$	%
Revenues:
Product revenue	$55,511	$78	$55,433	71,068%
Operating expenses:
Cost of sales - product	10,251	70	(10,181)	(14,544)%
Cost of sales - intangible asset amortization	1,486	—	(1,486)	(100)%
Research and development	142,498	251,129	108,631	43%
Selling, general and administrative	138,907	40,731	(98,176)	(241)%
Acquired in-process research and development	—	1,300	1,300	100%
Impairment of intangible asset	—	104,517	104,517	100%
Change in fair value of contingent purchase consideration	—	(24,936)	(24,936)	100%
Total expenses	293,142	372,811	79,669	21%
Operating loss	(237,631)	(372,733)	135,102	36%
Other income (expense):
Interest expense	(10,428)	(8,491)	(1,937)	(23)%
Foreign currency loss	(82)	(580)	498	86%
Legal settlement loss	(105,477)	—	(105,477)	(100)%
Other income	3,643	633	3,010	476%
Other expense, net	(112,344)	(8,438)	(103,906)	(1,231)%
Loss before income taxes	(349,975)	(381,171)	31,196	8%
Income tax benefit	3,578	32,034	(28,456)	(89)%
Net loss	$(346,397)	$(349,137)	$2,740	1%

Product Revenue. Product revenue for the year ended December 31, 2017 was due to the recognition of $55.5 million of net product revenue from the sale of Rubraca, which was approved for sale in the United States markets on December 19, 2016. Revenue is recorded net of sales deductions comprised of rebates, chargebacks and other discounts. Sales deductions represented approximately 8.1% of the gross product revenue recognized in the year ended December 31, 2017, as summarized above.

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

Clinical trial costs for rociletinib were $23.6 million lower than 2016 primarily due to the completion of patient enrollment for all the TIGER studies in non-small cell lung cancer. Clinical supply and related manufacturing development costs were $6.6 million lower than 2016 driven by timing of production to support our clinical studies.

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

Legal Settlement Loss. During 2017, we recorded a $105.5 million legal settlement loss, net of insurance receivable, related to a stipulation agreement of settlement whereby we issued the plaintiff and participating class members a total consideration comprised of $25.0 million in cash and the issuance of 1.5 million shares. The cash portion of the consideration was funded by Clovis’ insurance carriers.

Other Income. Other income increased for the year ended December 31, 2017 compared to 2016 due to interest income earned on our available-for-sale securities.

Income Tax Benefit. For the year ended December 31, 2016, we recognized a $28.4 million deferred tax benefit associated with the impairment of the IPR&D intangible assets recorded in the second quarter of 2016. In addition, during the first quarter 2016, we recognized a $3.6 million deferred tax benefit due to a reduction in the enacted corporate tax rate of a foreign jurisdiction in which we operate.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and the private placement of convertible debt securities and preferred stock. In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $290.9 million, after deducting underwriting discounts and commissions and offering expenses. As of December 31, 2018, we had cash, cash equivalents and available-for-sale securities totaling $520.1 million.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(365,997)	$(260,904)	$(266,680)
Net cash (used in) provided by investing activities	(264,242)	(54,102)	199,299
Net cash provided by financing activities	388,464	562,075	5,176
Effect of exchange rate changes on cash and cash equivalents	(547)	943	(365)
Net (decrease) increase in cash and cash equivalents	$(242,322)	$248,012	$(62,570)

Operating Activities

Net cash used in operating activities was higher during the year ended December 31, 2018 compared to the prior year due to a higher net loss as adjusted for non-cash items and increases in the operating assets needed to support the commercialization of Rubraca, most notably related to inventory.

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

Investing Activities

Net cash used in investing activities for the year ended December 31, 2018 included purchases of available-for-sale securities of $500.0 million offset by cash from sales of available-for-sale securities of $300.0 million and milestone payments of $55.0 million.

Net cash used in investing activities for the year ended December 31, 2017 included $263.5 million in purchases of available-for-sale securities compared to no purchases in 2016.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2018 included $4.0 million  received from employee stock option exercises and stock purchases under the employee stock purchase plan. We completed the sale of $93.9 million of common stock, net of issuance costs, during the year ended December 31, 2018. In addition, we issued $290.9 million of convertible senior notes, net of issuance costs, during the year ended December 31, 2018.

Net cash provided by financing activities for the year ended December 31, 2017 included $545.8 million in net proceeds received from our common stock offerings in January and June 2017 and $16.2 million received from employee stock option exercises and stock purchases under the employee stock purchase plan.

Net cash provided by financing activities for the year ended December 31, 2016 is due to $5.2 million received from employee stock option exercises and stock purchases under the employee stock purchase plan.

Operating Capital Requirements

In the United States, Rubraca is approved by the FDA for two indications for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. In the EU, Rubraca is approved by the EMA for two indications for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. We expect to incur significant losses for the foreseeable future, as we commercialize Rubraca and expand our selling, general and administrative functions to support the growth in our commercial organization. Additionally, our operating plan for the next 12 months includes a significant investment in inventory to meet the projected commercial requirements for Rubraca. We receive the active pharmaceutical ingredient in Rubraca from one supplier and we experience long lead times associated with its production. Accordingly, we expect to experience a decrease in our liquidity at the beginning of a production cycle and an increase as the inventory produced is sold.

As of December 31, 2018, we had cash, cash equivalents and available-for-sale securities totaling $520.1 million and total current liabilities of $125.7 million. In April 2018, we sold 1,837,898 shares of our common stock in a public offering at $54.41 per share. The net proceeds from the offering were $93.9 million, after deducting underwriting discounts and commissions and offering expenses. Concurrently, we completed the public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025. The net proceeds from this offering were $290.9 million, after deducting underwriting discounts and commissions and offering expenses. We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and the EU, funding of our development programs, selling, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

•	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
•	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;
•	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and non-clinical trials;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
•	the cost of commercialization activities, including marketing and distribution costs;
•	the cost of manufacturing any of our product candidates we successfully commercialize;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and
•	the timing, receipt and amount of sales, if any, of our product candidates.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

	Less than 1			More Than 5
	Year	1 to 3 Years	3 to 5 Years	Years	Total
Convertible senior notes	$—	$287,500	$—	$300,000	$587,500
Interest on convertible senior notes	10,938	19,779	7,500	5,010	43,227
Operating lease commitments	5,006	9,241	4,762	9,491	28,500
Capital lease commitments	1,736	3,472	3,472	3,472	12,152
Purchase and other commitments (a)	28,548	24,358	24,358	24,359	101,623
Total	$46,228	$344,350	$40,092	$342,332	$773,002

(a)On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier constructed, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Beginning in the fourth quarter of 2018, the facility became operational. We are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties.

Royalty and License Fee Commitments

We have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. On August 30, 2016, we entered into a first amendment to the worldwide license agreement with Pfizer, which amends the June 2011 existing worldwide license agreement to permit us to defer payment of the milestone payments payable upon (i) FDA approval of an NDA for 1st Indication in US and (ii) European Commission approval of an MAA for 1st Indication in the  EU, to a date that is 18 months after the date of achievement of such milestones.

On December 19, 2016, Rubraca received its initial FDA approval. This approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was paid in the first quarter of 2017. The FDA approval also resulted in an obligation to pay a $20.0 million milestone payment, for which we exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. We paid the $23.0 million milestone payment in June 2018.

On April 6, 2018, Rubraca received a second FDA approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in April 2018.

In May 2018, Rubraca received its initial European Commission marketing authorization. This approval resulted in an obligation to pay a $20.0 million milestone payment, which we paid in June 2018.

In January 2019, Rubraca received a second European Commission approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in February 2019.

These milestone payments were recognized as intangible assets and amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

We are obligated to pay additional consideration to the former EOS shareholders if certain future regulatory and lucitanib-related sales milestones are achieved. The estimated fair value of these payments was recorded as contingent purchase consideration on our Consolidated Balance Sheets. The potential contingent milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to $196.5 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at December 31, 2018. The estimated fair value of the liability was zero at December 31, 2018 due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payout amounts to the former EOS shareholders. We are also obligated to pay to Advenchen 25% of any consideration, excluding royalties, received pursuant to any sublicense agreements for lucitanib, including the agreement with Servier.

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

Tax Loss Carryforwards

As of December 31, 2018, we have net operating loss (“NOL”) carryforwards of approximately $1.4 billion to offset future federal income taxes. We also have research and development and orphan drug tax credit carryforwards of $247.8 million to offset future federal income taxes. The federal net operating loss carryforwards and research and development and orphan drug tax credit carryforwards expire at various times through 2038.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change in ownership. At December 31, 2018, we recorded a 100% valuation allowance against our net deferred tax assets in the U.S. of approximately $647.9 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

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

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of December 31, 2018, we had cash, cash equivalents and available-for-sale securities of $520.1 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Swiss company for the production and supply of the active ingredient for rucaparib. Under the terms of this agreement, payments for the supply of the active ingredient in rucaparib as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a dedicated production train will be made in Swiss francs. Once the production facility is operational, which occurred in October 2018, we are obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025.

As of December 31, 2018, $101.6 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of December 31, 2018, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by approximately $11.9 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by approximately $8.0  million.

While we periodically hold foreign currencies, primarily Euro,  Pound Sterling and Swiss Franc, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2018, and 2017,  approximately 6% and 1%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

As of December 31, 2018, our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2018, our management, with the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. In making its assessment, management used the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management determined that, as of December 31, 2018, we maintained effective internal control over financial reporting based on those criteria.

In addition, the effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Clovis Oncology, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clovis Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Denver, Colorado

February 27, 2019

ITEM  9B.OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2018 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2019 Proxy Statement, which we expect to file with the SEC no later than April 30, 2019.

ITEM  10.DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2019 Proxy Statement and is incorporated herein by reference.

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

ITEM  11.EXECUTIVE COMPENSATION

The information required by this item regarding executive compensation will be included in our 2019 Proxy Statement and is incorporated herein by reference.

ITEM  12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM  13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM  14.PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2019 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits.

Reference is made to the Index to Exhibits filed as a part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture, dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

4.3(16)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.4(16)	First Supplemental Indenture dated as of April 19, 2018, but and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.5+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.6+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.8+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.9+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.14+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.15+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

Exhibit Number	Exhibit Description
10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.18+(17)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.19+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.20+(6)	Indemnification Agreement, dated as of March 22, 2012, by and between Clovis Oncology, Inc. and Steven L. Hoerter.

10.21+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

10.25+(12)	Indemnification Agreement, effective as of August 3, 2015, by and between Clovis Oncology, Inc. and Lindsey Rolfe.

10.26+	Amended and Restated Employment Agreement, dated as of February 27, 2019, by and between Clovis Oncology, Inc. and Clovis Oncology UK Limited and Lindsey Rolfe.

10.27+(12)	Indemnification Agreement, effective as of February 1, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.28+(12)	Employment Agreement, effective as of February 1, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.29+(9)	Indemnification Agreement, dated as of February 17, 2016, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.30+(15)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.31+(10)	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.32*(11)	First Amendment to License Agreement, by and between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.33+(13)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.34*(13)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

Exhibit Number	Exhibit Description
10.35*(14)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017.

10.36+(18)	Indemnification Agreement, dated as of October 11, 2018, by and between Clovis Oncology, Inc. and Robert W. Azelby.

10.37+(18)	Indemnification Agreement, dated as of October 11, 2018, by and between Clovis Oncology, Inc. and Richard A. Fair.
10.38+	Employment Agreement, dated as of July 6, 2017, between Clovis Oncology, Inc. and Paul Gross.

10.39+	Indemnification Agreement, dated as of September 9, 2016, between Clovis Oncology, Inc. and Paul Gross.

21.1(17)	List of Subsidiaries of Clovis Oncology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(10)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.

(12)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(13)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(14)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(17)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on August 2, 2018.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.

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

CLOVIS ONCOLOGY, INC.

	By:	/S/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
Date: February 27, 2019		President and Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ PATRICK J. MAHAFFY	President and Chief Executive Officer; Director (Principal Executive Officer)	February 27, 2019
Patrick J. Mahaffy

/S/ DANIEL W. MUEHL Daniel W. Muehl	Executive Vice President of Finance (Principal Financial Officer and Principal Accounting Officer)	February 27, 2019

/S/ BRIAN G. ATWOOD Brian G. Atwood	Director	February 27, 2019

/S/ ROBERT W. AZELBY Robert W. Azelby	Director	February 27, 2019

/S/ M. JAMES BARRETT M. James Barrett	Director	February 27, 2019

/S/ JAMES C. BLAIR James C. Blair	Director	February 27, 2019

/S/ RICHARD A. FAIR Richard A. Fair	Director	February 27, 2019

/S/ KEITH FLAHERTY Keith Flaherty	Director	February 27, 2019

Name	Title	Date

/S/ GINGER L. GRAHAM Ginger L. Graham	Director	February 27, 2019

/S/ PAUL KLINGENSTEIN Paul Klingenstein	Director	February 27, 2019

/S/ EDWARD J. MCKINLEY Edward J. McKinley	Director	February 27, 2019

/S/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	February 27, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Clovis Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clovis Oncology, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations and comprehensive loss, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity of U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition in the December 31, 2018 consolidated financial statements due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

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

We have served as the Company’s auditor since 2009.

/s/ Ernst & Young LLP

Denver, Colorado

February 27, 2019

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share amounts)
Revenues:
Product revenue	$95,388	$55,511	$78
Operating expenses:
Cost of sales - product	19,444	10,251	70
Cost of sales - intangible asset amortization	2,630	1,486	—
Research and development	231,347	142,498	251,129
Selling, general and administrative	175,781	138,907	40,731
Acquired in-process research and development	—	—	1,300
Impairment of intangible asset	—	—	104,517
Change in fair value of contingent purchase consideration	—	—	(24,936)
Total expenses	429,202	293,142	372,811
Operating loss	(333,814)	(237,631)	(372,733)
Other income (expense):
Interest expense	(13,183)	(10,428)	(8,491)
Foreign currency loss	(346)	(82)	(580)
Legal settlement loss	(7,975)	(105,477)	—
SEC settlement costs	(20,000)	—	—
Other income	7,917	3,643	633
Other expense, net	(33,587)	(112,344)	(8,438)
Loss before income taxes	(367,401)	(349,975)	(381,171)
Income tax (expense) benefit	(608)	3,578	32,034
Net loss	(368,009)	(346,397)	(349,137)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(2,543)	5,517	(357)
Net unrealized gain (loss) on available-for-sale securities, net of tax	82	(110)	237
Other comprehensive (loss) income:	(2,461)	5,407	(120)
Comprehensive loss	$(370,470)	$(340,990)	$(349,257)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(7.07)	$(7.36)	$(9.07)
Basic and diluted weighted average common shares outstanding	52,066	47,047	38,478

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$221,876	$464,198
Accounts receivable, net	12,889	6,181
Inventories	27,072	27,508
Available-for-sale securities	298,270	99,533
Prepaid research and development expenses	3,579	1,559
Deposit on inventory	—	20,461
Other current assets	8,613	7,500
Total current assets	572,299	626,940
Inventories	113,908	—
Deposit on inventory	12,350	—
Property and equipment, net	26,524	4,007
Intangible assets, net	51,930	19,561
Goodwill	63,074	65,217
Other assets	23,475	19,505
Total assets	$863,560	$735,230
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$28,517	$15,147
Accrued research and development expenses	29,676	18,465
Milestone liability	—	22,022
Other accrued expenses	67,556	25,883
Total current liabilities	125,749	81,517
Convertible senior notes	575,470	282,406
Other long-term liabilities	15,872	3,671
Total liabilities	717,091	367,594
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2018 and December 31, 2017	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at December 31, 2018 and December 31, 2017; 52,797,516 and 50,565,119 shares issued and outstanding at December 31, 2018 and December 31, 2017 respectively	53	51
Additional paid-in capital	2,034,142	1,887,198
Accumulated other comprehensive loss	(44,634)	(42,173)
Accumulated deficit	(1,843,092)	(1,477,440)
Total stockholders' equity	146,469	367,636
Total liabilities and stockholders' equity	$863,560	$735,230

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
Balance at January 1,2016	38,359,454	$38	$1,129,978	$(47,460)	$(781,906)	$300,650
Issuance of common stock under employee stock purchase plan	110,508	—	1,965	—	—	1,965
Exercise of stock options	247,431	1	3,268	—	—	3,269
Issuance of common stock from vesting of restricted stock units, net of shares withheld for taxes	6,697	—	(57)	—	—	(57)
Share-based compensation expense	—	—	39,796	—	—	39,796
Net unrealized gain on available-for-sale securities	—	—	—	237	—	237
Foreign currency translation adjustments	—	—	—	(357)	—	(357)
Net loss	—	—	—	—	(349,137)	(349,137)
Balance at December 31, 2016	38,724,090	39	1,174,950	(47,580)	(1,131,043)	(3,634)
Issuance of common stock, net of issuance costs	9,670,454	10	545,828	—	—	545,838
Issuance of common stock under employee stock purchase plan	51,681	—	2,312	—	—	2,312
Exercise of stock options	465,658	1	13,924	—	—	13,925
Issuance of common stock from vesting of restricted stock units, net of shares withheld for taxes	180,912	—	—	—	—	—
Share-based compensation expense	—	—	44,707	—	—	44,707
Legal settlement	1,472,324	1	105,477	—	—	105,478
Net unrealized loss on available-for-sale securities	—	—	—	(110)	—	(110)
Foreign currency translation adjustments	—	—	—	5,517	—	5,517
Net loss	—	—	—	—	(346,397)	(346,397)
Balance at December 31, 2017	50,565,119	51	1,887,198	(42,173)	(1,477,440)	367,636
Issuance of common stock, net of issuance costs	1,837,898	2	93,888	—	—	93,890
Issuance of common stock under employee stock purchase plan	82,820	—	2,097	—	—	2,097
Exercise of stock options	72,886	—	1,869	—	—	1,869
Issuance of common stock from vesting of restricted stock units, net of shares withheld for taxes	238,793	—	—	—	—	—
Share-based compensation expense	—	—	49,090	—	—	49,090
Net unrealized loss on available-for-sale securities	—	—	—	82	—	82
Foreign currency translation adjustments	—	—	—	(2,543)	—	(2,543)
Adoption of new revenue recognition standard	—	—	—	—	2,357	2,357
Net loss	—	—	—	—	(368,009)	(368,009)
Balance at December 31, 2018	52,797,516	$53	$2,034,142	$(44,634)	$(1,843,092)	$146,469

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Operating activities
Net loss	$(368,009)	$(346,397)	$(349,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	49,090	44,707	39,796
Depreciation and amortization	4,601	2,504	1,141
Amortization of premiums and discounts on available-for-sale securities	1,345	354	211
Amortization of debt issuance costs	2,178	1,279	1,242
Legal settlement loss	—	105,477	—
Impairment of intangible asset	—	—	104,517
Change in fair value of contingent purchase consideration	—	—	(24,661)
Loss on disposal of property and equipment	—	—	105
Deferred income taxes	—	(3,218)	(31,771)
Changes in operating assets and liabilities:
Accounts receivable	(3,371)	(6,061)	(121)
Inventory	(49,936)	(27,508)	—
Prepaid and accrued research and development expenses	9,145	(17,297)	(15,364)
Deposit on inventory	(12,350)	(20,461)	—
Other operating assets	(8,750)	(6,476)	1,039
Accounts payable	5,770	5,637	(1,544)
Other accrued expenses	4,290	6,556	7,867
Net cash used in operating activities	(365,997)	(260,904)	(266,680)
Investing activities
Purchases of property and equipment	(9,242)	(487)	(766)
Proceeds from sale of property and equipment	—	—	65
Deposits for purchases of property and equipment	—	(2,515)	—
Purchases of available-for-sale securities	(500,000)	(263,500)	—
Sales of available-for-sale securities	300,000	213,500	200,000
Acquired in-process research and development - milestone payment	(55,000)	(1,100)	—
Net cash used in investing activities	(264,242)	(54,102)	199,299
Financing activities
Proceeds from the sale of common stock, net of issuance costs	93,890	545,838	—
Proceeds from the issuance of convertible senior notes, net of issuance costs	290,887	—	—
Proceeds from the exercise of stock options and employee stock purchases	3,967	16,237	5,176
Payments on capital leases	(245)	—	—
Payments on other long-term liabilities	(35)	—	—
Net cash provided by financing activities	388,464	562,075	5,176
Effect of exchange rate changes on cash and cash equivalents	(547)	943	(365)
(Decrease) increase in cash and cash equivalents	(242,322)	248,012	(62,570)
Cash and cash equivalents at beginning of period	464,198	216,186	278,756
Cash and cash equivalents at end of period	$221,876	$464,198	$216,186
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,188	$7,188	$7,188
Non-cash investing and financing activities:
Acquired in-process research and development - milestone not paid as of period end	$—	$—	$21,100
Vesting of restricted stock units	$10,808	$12,170	$175
Equipment acquired under capital lease	$9,971	$—	$—

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

We are a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, the EU and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, for those indications that require them, diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use.

Our product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. The initial indication received approval from the FDA in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval in this second, broader and earlier-line indication on a priority review timeline was based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication. We hold worldwide rights to Rubraca.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this is a conditional approval, it will be necessary to complete certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the  EU and is now the first to be authorized for both treatment and maintenance treatment among eligible patients. We are planning our initial launch of Rubraca as maintenance therapy in Germany during the first quarter of 2019, with other EU countries to follow through 2019 and 2020.

Liquidity

We have incurred significant net losses since inception and have relied on our ability to fund our operations through debt and equity financings. We expect operating losses and negative cash flows to continue for the foreseeable future. As we continue to incur losses, transition to profitability is dependent upon achieving a level of revenue from Rubraca adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional cash.

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

We intend to use the net proceeds of the offerings for general corporate purposes, including sales and marketing expenses associated with Rubraca in the United States and the  EU, funding of our development programs, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

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

Revenue Recognition

We are currently approved to sell Rubraca in the United States and the EU markets. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently sell our products to patients and health care providers.  Separately, we have arrangements with certain payors and other third-parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts. See Note 3, Revenue Recognition.

Effective January 1, 2018, we adopted ASC 606, the new revenue recognition standard, using the modified retrospective method. For a complete discussion of this adoption and the accounting for product revenue, see the Recently Adopted Accounting Standards.

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

Fair Value of Financial Instruments

Cash, cash equivalents, available-for-sale securities and contingent purchase consideration are carried at fair value. Financial instruments, including other current assets and accounts payable, are carried at cost, which approximates fair value given their short-term nature (see Note 5, Fair Value Measurements).

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

Accounts Receivable

As of December 31, 2018 and 2017, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out (“FIFO”) basis. Inventories include active pharmaceutical ingredient (“API”), contract manufacturing costs and overhead allocations. We began capitalizing incurred inventory related costs upon the regulatory approval of Rubraca. Prior to the regulatory approval of Rubraca, we incurred costs for the manufacture of the drug that could potentially be available to support the commercial launch of Rubraca and all such costs were recognized as research and development expense.

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. Rubraca finished goods have a shelf-life of four years from the date of manufacture. We expect to sell the finished goods prior to expiration. The API currently has a shelf-life of four years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately eight years based on our long-range sales projections of Rubraca.

We write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and/or inventory in excess of expected sales requirements. Expired inventory would be disposed of and the related costs would be written off as cost of product revenue. Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories. Long-term inventories primarily consist of API.

API is currently produced by a single supplier. As the API has undergone significant manufacturing specific to its intended purpose at the point it is purchased by us, we classify the API as work-in-process inventory. In addition, we currently manufacture Rubraca finished goods with a single third-party manufacturer. The disruption or termination of the supply of API or the disruption or termination of the manufacturing of our commercial products could have a material adverse effect on our business, financial position and results of operations.

Inventory used in clinical trials is expensed as research and development expense when it has been identified for such use.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Equipment purchased for use in manufacturing and clinical trials is evaluated to determine whether the equipment is solely beneficial for a drug candidate in the development stage or whether it has an alternative use. Equipment with an alternative use is capitalized. Leased assets meeting certain capital lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under capital lease arrangements are depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. The estimated useful lives of our capitalized assets are as follows:

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

Intangible assets are evaluated for impairment at least annually in the fourth quarter or more frequently if impairment indicators exist. Events that could result in an impairment, or trigger an interim impairment assessment, include the decision to discontinue the development of a drug, the receipt of additional clinical or nonclinical data regarding our drug candidate or a potentially competitive drug candidate, changes in the clinical development program for a drug candidate, or new information regarding potential sales for the drug. In connection with any impairment assessment, the fair value of the intangible assets as of the date of assessment is compared to the carrying value of the intangible asset. Impairment losses are recognized if the carrying value of an intangible asset is both not recoverable and exceeds its fair value. During the second quarter of 2016, we recorded a $104.5 million impairment charge to the IPR&D intangible assets, reducing the remaining carrying value to zero (see Note 8, Intangible Assets and Goodwill).

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

Other Current Assets

Other current assets are comprised of the following (in thousands):

	December 31,	December 31,
	2018	2017
Prepaid insurance	$244	$1,926
Prepaid advertising	1,620	—
Prepaid expenses - other	3,519	3,355
Receivable - other	2,274	2,023
Other	956	196
Total	$8,613	$7,500

Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	December 31,	December 31,
	2018	2017
Accrued personnel costs	$15,265	$13,889
Accrued interest payable	2,721	2,096
Income tax payable	847	—
Accrued corporate legal fees and professional services	677	415
Accrued royalties	4,854	2,984
Accrued variable considerations	2,183	1,008
Payable to third party logistics provider	—	2,661
Current portion of capital lease obligations	1,031	—
Purchase of API received not yet invoiced	35,472	—
Accrued expenses - other	4,506	2,830
Total	$67,556	$25,883

Valuation of Contingent Consideration Resulting from a Business Combination

Subsequent to the acquisition date, we re-measure contingent consideration arrangements at fair value each reporting period and record changes in fair value to change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations and Comprehensive Loss. Changes in fair value are primarily attributed to new information about the IPR&D assets, including changes in timeline and likelihood of success, and the passage of time. In the absence of new information, changes in fair value reflect only the passage of time. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer. At December 31, 2018, the contingent purchase consideration liability recorded on the Consolidated Balance Sheets remained at zero due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payouts.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the reported periods. The resulting translation adjustments are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to foreign currency gains (losses) on the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2018 and 2017, approximately 6% and 1%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

The cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606 was as follows (in thousands):

	Balance at	Adjustments due to	Balance at
	December 31, 2017	Adoption of ASC 606	January 1, 2018
ASSETS
Accounts receivable, net	$6,181	$3,336	$9,517
Inventories	$27,508	(62)	$27,446
Total assets	$735,230	$3,274	$738,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Other accrued expenses	$25,883	$917	$26,800
Accumulated deficit	$(1,477,440)	2,357	$(1,475,083)
Total liabilities and stockholders' equity	$735,230	$3,274	$738,504

Previously, we recognized revenue on product sales once the product was sold to the patient or healthcare provider by the specialty distributor or specialty pharmacy provider, i.e. when product is sold through the channel. Effective January 1, 2018, we began recognizing revenue when our customers, the specialty distributors and specialty pharmacy providers, take control of our product or when product is sold into the channel. This will have the impact of us recognizing revenue approximately two to four weeks earlier than before adopting the new standard and will also increase the significance of estimating variable consideration. The following financial statement line items for the year ended December 31, 2018 were affected as a result of the adoption.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except for per share amounts)

	Year ended December 31, 2018
		Balances without	Effect of Change
	As reported	Adoption of ASC 606	Higher/(Lower)
Product revenue	$95,388	$93,080	$2,308
Cost of sales - product	$19,444	$18,570	$(874)
Selling, general and administrative	$175,781	$175,695	$(86)
Net loss	$(368,009)	$(368,176)	$167

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(7.07)	$(7.07)	$0.00

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2018
		Balances without	Effect of Change
	As reported	Adoption of ASC 606	Higher/(Lower)
ASSETS
Accounts receivable, net	$12,889	$10,364	$2,525
Inventories	$140,980	$141,492	$(512)

LIABILITIES AND STOCKHOLDERS' EQUITY
Other accrued expenses	$67,556	$66,892	$664
Accumulated deficit	$(1,843,092)	$(1,843,259)	$167

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered after, the date of initial application, with an option to use certain transition relief. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method which leaves the comparative period reporting unchanged. Comparative reporting periods are presented in accordance with Topic 840, while periods subsequent to the effective date are presented in accordance with Topic 842. We have elected to adopt the practical expedient to not separate lease and non-lease components. We have also elected to adopt the package practical expedient which allows us: 1) to not reassess whether any expired or existing contracts are or contain leases, 2) to not reassess the lease classification for any expired or existing leases and 3) to not reassess initial direct costs for any existing leases. We elected not to recognize on the balance sheet leases with terms of 12 months or less. For these short-term leases, we will recognize the lease payments in profit or loss on a straight-line basis over the lease term and the variable lease payments in the period in which the obligation for those payments is incurred.

We have determined our population of leases. We expect to recognize substantially all our leases on the balance sheet by recording a right-of-use asset and corresponding lease liability.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allow a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted ASU 2018-02 as of January 1, 2019. The effects of adoption of ASU 2018-02 and of the various changes in tax law as a result of the 2017 Tax Act are described in Note 15, Income Taxes.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, simplifies the accounting for share-based payment granted to nonemployees for goods and services. Under the standard, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted ASU 2018-07 as of January 1, 2019. There is no material impact on our consolidated financial statements and related disclosures.

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

3. Revenue Recognition

We are currently approved to sell Rubraca in the United States and the EU markets. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently sell our products to patients and health care providers. We do not believe the loss of one of these customers would significantly impact the ability to distribute our product as we expect that sales volume would be absorbed evenly by the remaining customers. Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

Product Revenue

Revenue from product sales are recognized when the performance obligation is satisfied, which is when customers obtain control of our product at a point in time, typically upon delivery. We expense incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that we would have recognized is one year or less.

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from price concessions that include rebates, chargebacks, discounts, co-pay assistance, estimated product returns and other allowances that are offered within contracts between us and our customers, health care providers, payors and other indirect customers relating to the sales of our product. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customers) or a current liability (if the amount is payable to a party other than a customer). Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known.

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

For the year ended December 31, 2018 and 2017, we recognized $95.4 million and $55.5 million, respectively, of product revenue. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Rubraca units recognized as revenue during the year ended December 31, 2017 were expensed prior to the December 19, 2016 FDA approval, and a minimal amount was included in cost of sales during the year ended December 31, 2017. The majority of product sales were of pre-commercialization inventory in 2017. Cost of sales has increased in 2018 in relation to product revenue as we depleted these inventories.

Product revenue from each of our customers who individually accounted for 10% or more of total revenues consisted of the following:

	December 31,	December 31,
	2018	2017
Customer A	31%	35%
Customer B	24%	27%
Customer C	13%	12%
Customer D	12%	10%

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Laboratory, manufacturing and office equipment	$2,913	$2,853
Leasehold improvements	15,204	2,285
Leased equipment at Lonza	9,971	—
Furniture and fixtures	2,424	1,416
Computer hardware and software	1,329	1,141
Total property and equipment	31,841	7,695
Less: accumulated depreciation	(5,317)	(3,688)
Total property and equipment, net	$26,524	$4,007

Depreciation expense related to property and equipment, including depreciation of assets acquired through capital leases, was approximately  $2.0 million, $1.0 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Level 3:

Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities. The contingent purchase consideration related to the undeveloped lucitanib product rights acquired with the purchase of EOS in November 2013 is a Level 3 liability. The fair value of this liability is based on unobservable inputs and includes valuations for which there is little, if any, market activity. During the second quarter of 2016, we recorded a $25.5 million reduction in the fair value of the contingent purchase consideration liability due to our and our development partner’s decision to discontinue the development of lucitanib for breast cancer, reducing the remaining fair value to zero. The fair value and carrying value remained at zero as of December 31, 2018.

The change in the fair value of Level 3 instruments is included in change in fair value of contingent purchase consideration and foreign currency gains (losses) for changes in the foreign currency translation rate on the Consolidated Statements of Operations and Comprehensive Loss.

The following table identifies our assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2018
Assets:
Money market	$81,968	$81,968	$—	$—
U.S. treasury securities	308,251	9,981	298,270	—
Total assets at fair value	$390,219	$91,949	$298,270	$—
December 31, 2017
Assets:
Money market	$433,136	$433,136	$—	$—
U.S. treasury securities	99,533	—	99,533	—
Total assets at fair value	$532,669	$433,136	$99,533	$—

There were no liabilities that were measured at fair value on a recurring basis as of December 31, 2018. There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the year ended December 31, 2018.

Financial instruments not recorded at fair value include our convertible senior notes. At December 31, 2018, the carrying amount of the 2021 Notes was $283.7 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $241.5 million. At December 31, 2018, the carrying amount of the 2025 Notes was $291.8 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $212.3 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Convertible Senior Notes for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

6. Available-for-Sale Securities

As of December 31, 2018, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$298,305	$—	$(35)	$298,270

As of December 31, 2018, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$298,270	$(35)

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

As of December 31, 2018, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$298,305	$298,270
Due in one year to two years	—	—
Total	$298,305	$298,270

7. Inventories

The following table presents inventories as of December 31, 2018 and December 31, 2017 (in thousands):

	December 31,	December 31,
	2018	2017
Work-in-process	$126,620	$24,721
Finished goods	14,360	2,787
Total inventories	$140,980	$27,508

Some of the costs related to our finished goods on-hand as of December 31, 2018 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016.

At December 31, 2018, we had $27.1 million of current inventory and $113.9 million of long-term inventory. In addition, we had $12.4 million long-term deposit on inventory, which consists of API which we expect to be converted to finished goods and sold beyond the next twelve months.

In addition, we had $0.0 million and $20.5 million of cash deposit on inventory on the Consolidated Balance Sheets at December 31, 2018 and 2017, respectively, made to a manufacturer for the purchase of inventory which we expect to be converted to finished goods within the next twelve months.

8. Intangible Assets and Goodwill

At December 31, 2018 and 2017, intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	December 31,	December 31,
	2018	2017
Intangible asset - milestones	$56,100	$21,100
Accumulated amortization	(4,170)	(1,539)
Total intangible asset, net	$51,930	$19,561

The increase in our intangible asset – milestones since December 31, 2017 is due to a $15.0 million milestone payment to Pfizer related to the April 6, 2018 FDA approval of our sNDA for Rubraca as maintenance treatment and a $20.0 million milestone payment to Pfizer related to the European Commission approval of Rubraca in May 2018. See Note 13, License Agreements for further discussion of these approvals.

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded an amortization expense of $2.6 million and $1.5 million related to capitalized milestone payments during the year ended December 31, 2018 and December 31, 2017, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense for intangible assets as of December 31, 2018 is as follows (in thousands):

2019	$3,116
2020	3,116
2021	3,116
2022	3,116
2023	3,116
Thereafter	36,350
$51,930

The change in goodwill established as part of the purchase accounting of EOS in November 2013 consisted of the following (in thousands):

Balance at December 31, 2017	$65,217
Change in foreign currency gains and losses	(2,143)
Balance at December 31, 2018	$63,074

Effective October 1, 2018, substantially all assets and activities related to EOS were transferred from our Italian subsidiary to the U.S. This had the impact of changing the functional currency of goodwill from the Euro to USD. Therefore, the balance of goodwill will no longer change due to foreign currency gains and losses.

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

As of December 31, 2018 and 2017, the balance of unamortized debt issuance costs was $12.0 million and $5.1 million, respectively.

The following table sets forth total interest expense recognized during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year ended December 31,
	2018	2017	2016
Contractual interest expense	$9,812	$7,188	$7,187
Accretion of interest on milestone liability	977	1,961	62
Amortization of debt issuance costs	2,178	1,279	1,242
Interest on capital lease liability	216	—	—
Total interest expense	$13,183	$10,428	$8,491

Future annual principal payments on our convertible senior notes as of December 31, 2018 were as follows (in thousands):

Total
2019	$—
2020	—
2021	287,500
2022	—
2023	—
Thereafter	300,000
Total	$587,500

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Foreign Currency	Unrealized	Total Accumulated
	Translation Adjustments	(Losses) Gains	Other Comprehensive Loss
Balance at December 31, 2016	$(47,434)	$(146)	$(47,580)
Other comprehensive income (loss)	8,735	(110)	8,625
Total before tax	(38,699)	(256)	(38,955)
Tax effect	(3,218)	—	(3,218)
Balance at December 31, 2017	(41,917)	(256)	(42,173)
Other comprehensive income (loss)	(2,543)	82	(2,461)
Total before tax	(44,460)	(174)	(44,634)
Tax effect	—	—	—
Balance at December 31, 2018	$(44,460)	$(174)	$(44,634)

The period change in each of the periods was primarily due to the foreign currency translation of the goodwill and deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in the years ended December 31, 2018, 2017 and 2016.

Effective October 1, 2018, substantially all assets and activities related to EOS were transferred from our Italian subsidiary to the U.S. This had the impact of changing the functional currency of goodwill from the Euro to USD. Therefore, the balance of goodwill will no longer change due to foreign currency gains and losses.

11. Share-Based Compensation

Stock Options

In August 2011, our Board of Directors approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of our initial public offering in November 2011. The 2011 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to our employees, directors and consultants. Common shares authorized for issuance under the 2011 Plan were 11,693,909 at December 31, 2018, which represents the initial reserve of 1,250,000 shares of common stock plus 192,185 shares of common stock remaining for future grant from the 2009 Equity Incentive Plan (the “2009 Plan”), which was terminated upon the closing of our initial public offering in November 2011, and 10,251,724 new shares authorized by the Board of Directors at the annual meetings of stockholders. Future forfeitures and cancellations of options previously granted under the 2009 Plan were transferred to and also available for grant under the 2011 Plan. Stock options granted vest ratably over either a one-year period or three-year period for Board of Director grants. Employee stock options generally vest over a four-year period with 25% of the options cliff-vesting after year one and the remaining options vesting ratably over each subsequent month. All stock options expire 10 years from the date of grant.

Share-based compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Research and development	$20,489	$20,335	$27,558
Selling, general and administrative	28,601	24,372	12,238
Total share-based compensation expense	$49,090	$44,707	$39,796

We did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2018, 2017 and 2016 as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of December 31, 2018.

The following table summarizes the activity relating to our options to purchase common stock:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2017	5,789,735	$46.77
Granted	936,524	43.56
Exercised	(72,761)	25.69
Forfeited	(341,891)	55.75
Outstanding at December 30, 2018	6,311,607	$46.05	6.3	$5,223
Vested and expected to vest at December 31, 2018	6,088,389	$46.12	6.2	$5,178
Vested and exercisable at December 31, 2018	4,463,278	$45.99	5.3	$5,012

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $17.96 as of December 31, 2018, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the years ended December 31, 2018, 2017 and 2016:

	Year ended December 31,
	2018	2017	2016
Weighted-average grant date fair value per share	$32.09	$48.79	$16.62
Intrinsic value of options exercised	$1,714,148	$18,986,726	$3,118,097
Cash received from stock option exercises	$1,869,155	$13,924,174	$3,267,721

As of December 31, 2018, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $55.8 million and the estimated weighted-average remaining vesting period was 2.3 years.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2018	2017	2016
Dividend yield	—	—	—
Volatility (a)	88%	89%	93%
Risk-free interest rate (b)	2.92%	2.16%	1.77%
Expected term (years) (c)	5.9	5.8	5.8

(a)	Volatility: The expected volatility was estimated using our historical data.

(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using our historical data.

The total fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $43.3 million, $36.0 million and $40.8 million, respectively.

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

The following table summarizes the activity related to our unvested RSUs:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2017	589,529	$41.67
Granted	541,270	51.29
Vested	(238,886)	40.44
Forfeited	(96,082)	48.75
Unvested as of December 31, 2018	795,831	$47.73
Expected to vest after December 31, 2018	687,210	$47.88

As of December 31, 2018, the unrecognized share-based compensation expense related to RSUs, adjusted for expected forfeitures, was $29.4 million and the estimated weighted-average remaining vesting period was 2.8 years

Common Stock Reserved for Issuance

As of December 31, 2018, we reserved shares of common stock for future issuance as follows:

		Available for
		Grant	Total Shares of
	Common Stock	or Future	Common Stock
	Outstanding	Issuance	Reserved
2009 Equity Incentive Plan	331,213	—	331,213
2011 Stock Incentive Plan	6,776,225	3,655,101	10,431,326
2011 Employee Stock Purchase Plan	—	476,050	476,050
Total	7,107,438	4,131,151	11,238,589

Employee Stock Purchase Plan

In August 2011, our Board of Directors approved the Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan (the “Purchase Plan”). Each year, on the date of our annual meeting of stockholders and at the discretion of our board of directors, the amount of shares reserved for issuance under the Purchase Plan may be increased by up to the lesser of (1) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock, (2) 344,828 shares of our common stock and (3) a lesser number of shares as approved by the Board. The Purchase Plan provides for consecutive six-month offering periods, during which participating employees may elect to have up to 10% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock is 85% of the lower of the fair value of a share of common stock on the first trading date of each offering period or the fair value of a share of common stock on the last trading day of the offering period. The Purchase Plan will terminate on August 24, 2021, the tenth anniversary of the date of initial adoption of the Purchase Plan. We sold 82,820 and 51,681 shares to employees in 2018 and 2017, respectively. There were 476,050 shares available for sale under the Purchase Plan as of December 31, 2018. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2018 and 2017 was $15.93 and $23.08 per share, respectively. The total share-based compensation expense recorded as a result of the Purchase Plan was approximately $0.9 million, $1.0 million and $0.8 million during the years ended December 31, 2018, 2017 and 2016, respectively.

The fair value of purchase awards granted to our employees during the years ended December 31, 2018, 2017 and 2016 was estimated using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2018	2017	2016
Dividend yield	—	—	—
Volatility (a)	51%	79%	92%
Risk-free interest rate (b)	1.90%	0.90%	0.40%
Expected term (years) (c)	0.5	0.5	0.5

(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the U.S. Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right.
(c)	Expected term: The expected life of the award represents the six-month offering period for the Purchase Plan.

12. Commitments and Contingencies

We lease office space in Boulder, Colorado, San Francisco, California, Oakland, California, Cambridge, UK, Milan, Italy and in several locations throughout the EU under non-cancelable operating lease agreements that expire through 2028. The lease agreements contain periodic rent increases that result in the recording deferred rent over the terms of certain leases.

Rental expense under these leases was $5.4 million, $2.2 million and $2.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.

We also have a capital lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API. The long-term portion of this capital lease is included in Other long-term liabilities on the Consolidated Balance Sheets. See further discussion of this dedicated production train at Lonza in the Manufacture and Services Agreement Commitments below.

Future minimum rental commitments at December 31, 2018, by fiscal year and in the aggregate, for our operating and capital leases are provided below (in thousands):

	Operating Lease	Capital Lease
	Payments	Payments
2019	$5,006	$1,736
2020	4,577	1,736
2021	4,664	1,736
2022	2,603	1,736
2023	2,159	1,736
Thereafter	9,491	3,473
Total future minimum lease payments	$28,500	12,153
Less: amounts representing interest		(2,870)
Capital lease obligations at December 31, 2018		9,283
Less current portion of capital lease obligations		(1,031)
Capital lease obligations, net of current portion		$8,252

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in  a forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of December 31, 2018, $101.6 million of purchase commitments exist under the Agreement.

At the time we entered into the Agreement, we evaluated the Agreement as a whole and bifurcated into lease and non-lease components, which consisted of an operating lease of warehouse space, capital lease of equipment, purchase of leasehold improvements and manufacturing costs based upon the relative fair values of each of the deliverables. During October 2018, the production train was placed into service and we recorded the various components of the Agreement.

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

Following a stay that Justice Masley of the New York Supreme Court, County of New York entered in favor of the Medina Action and briefing on defendants’ motions to dismiss, the parties participated in a Preliminary Conference on April 17, 2018, following which the Court entered a preliminary conference order, providing deadlines for document productions, depositions, and other discovery. The Court has scheduled a status conference for March 12, 2019, following which the Court anticipates setting an end date for discovery.

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

On July 31, 2017, the defendants filed a motion to dismiss the Consolidated Derivative Complaint. Plaintiffs filed an opposition to the motion to dismiss on August 31, 2017, and the defendants filed a reply in further support of the motion to dismiss on September 26, 2017. On November 19, 2018, Plaintiffs filed a motion for leave to file a supplemental consolidated complaint and on November 20, 2018 the Court granted that motion. On November 27, 2018, Plaintiffs filed their supplemental complaint (the “Supplemental Complaint”), and on January 3, 2019, the Court entered the following briefing schedule: the defendants’ opening supplemental brief in further support of the motion to dismiss is due on February 6, 2019; Plaintiffs’ answering supplemental brief in opposition is due on February 22, 2019; and the defendants’ reply supplemental brief is due on March 5, 2019. Oral argument on the defendants’ motion to dismiss the Consolidated Derivative Complaint has been scheduled for March 14, 2019.

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

As previously disclosed, the Company has received inquiries and requests for information from governmental agencies, including the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice (“DOJ”), relating to the Company’s regulatory update announcement in November 2015 that the FDA requested additional clinical data on the efficacy and safety of rociletinib.

Earlier this year, the Company and Mr. Mahaffy engaged in discussions with the SEC staff to resolve this matter. On September 18, 2018, the SEC announced it had reached an agreement with the Company to settle this matter on negligence-based charges. Pursuant to the settlement, without admitting or denying the SEC’s allegations, the Company paid a $20.0 million civil penalty and stipulated to a standard injunction against future violations of those provisions of the federal securities laws. Also, on September 18, 2018, the SEC announced that Mr. Mahaffy also reached a settlement with the SEC on similar negligence-based allegations, to which he neither admits nor denies, and paid a civil penalty and will be similarly enjoined. Mr. Mahaffy will continue to serve as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors.

The settlements do not allege that the Company or any of its current or former officers engaged in any intentional fraud or misconduct.  The settlements were approved by the United States District Court for the District of Colorado on September 19, 2018 and resolve the SEC’s nearly three-year investigation into the regulatory approval process of rociletinib.

On November 26, 2018, the DOJ informed the Company that it had closed its investigation regarding possible criminal violations as it relates to rociletinib.

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017.  The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. Clovis and/or either opponent have an opportunity to appeal the written decision of the European Opposition Division. Notices of appeal are due April 14, 2019 and appeal briefs are due June 14, 2019.

13. License Agreements

Rucaparib

In June 2011, we entered into a license agreement with Pfizer to obtain the exclusive global rights to develop and commercialize Rubraca. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer and are required to make additional payments to Pfizer for the achievement of certain development and regulatory and sales milestones and royalties on sales as required by the license agreement. Prior to the FDA approval of Rubraca, we made milestone payments of $1.4 million, which were recognized as acquired in-process research and development expense.

On August 30, 2016, we entered into a first amendment to the worldwide license agreement with Pfizer, which amends the June 2011 existing worldwide license agreement to permit us to defer payment of the milestone payments payable upon (i) FDA approval of an NDA for 1st Indication in US and (ii) EMA approval of an MAA for 1st Indication in the EU, to a date that is 18 months after the date of achievement of such milestones.

On December 19, 2016, Rubraca received its initial FDA approval. This approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was paid in the first quarter of 2017. This FDA approval also resulted in an obligation to pay a $20.0 million milestone payment, for which we exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. We paid the $23.0 million milestone payment in June 2018.

On April 6, 2018, Rubraca received a second FDA approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in April 2018.

In May 2018, Rubraca received its initial European Commission marketing authorization. This approval resulted in an obligation to pay a $20.0 million milestone payment, which we paid in June 2018.

In January 2019, Rubraca received a second European Commission approval.  This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in February 2019.

These milestone payments were recognized as intangible assets and amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

In April 2012, we entered into a license agreement with AstraZeneca to acquire exclusive rights associated with Rubraca under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of Rubraca for the uses claimed by these patents. Pursuant to the terms of the license agreement, we made an upfront payment of $0.25 million upon execution of the agreement. During the second quarter of 2016, we made a milestone payment of $0.3 million to AstraZeneca upon the NDA submission for Rubraca. These payments were recognized as acquired in-process research and development expense. The FDA approval of Rubraca on December 19, 2016 resulted in a final $0.35 million milestone payment to AstraZeneca as required by the license agreement. This payment was recognized as intangible assets and amortized over the estimated remaining useful life of Rubraca. AstraZeneca also receives royalties on net sales of Rubraca.

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

In September 2012, EOS entered into a collaboration and license agreement with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively, “Servier”), whereby EOS sublicensed to Servier exclusive rights to develop and commercialize lucitanib in all countries outside of the U.S., Japan and China. Following our acquisition of EOS, we and Servier were developing lucitanib pursuant to a development plan agreed to between the parties. During 2017, we completed the committed on-going development activities related to lucitanib and received full reimbursement of our development costs from Servier. Reimbursements are recorded as a reduction to research and development expense on the Consolidated Statements of Operations. In the second quarter of 2018, we received notice from Servier of its election to terminate the license agreement and return its rights to lucitanib to us. Such termination became effective in the fourth quarter of 2018.

We are obligated to pay additional consideration to the former EOS shareholders if certain future regulatory and lucitanib-related sales milestones are achieved. The estimated fair value of these payments was recorded as contingent purchase consideration on our Consolidated Balance Sheets. The potential contingent milestone payments range from a zero payment, which assumes lucitanib fails to achieve any of the regulatory milestones, to $196.5 million ($65.0 million and €115.0 million) if all regulatory and sales milestones are met, utilizing the translation rate at December 31, 2018. The estimated fair value of the liability was zero at December 31, 2018 due to the uncertainty of achieving any of the lucitanib regulatory milestones, and therefore the remote likelihood of future milestone payout amounts to the former EOS shareholders.

Rociletinib

In May 2010, we entered into an exclusive worldwide license agreement with Celgene to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor (“EGFR”) gene product. Rociletinib, an oral mutant-selective inhibitor of EGFR, was identified as the lead inhibitor candidate under the license agreement. Following the termination of enrollment in all sponsored clinical studies of rociletinib, we provided notice of termination to Celgene of our license rights to rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”), and that termination will become effective in the second quarter of 2019.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year ended December 31,
	2018	2017	2016
Common shares under option	1,319	4,260	3,398
Convertible senior notes	8,584	4,646	4,646
Total potential dilutive shares	9,903	8,906	8,044

15. Income Taxes

We are subject to U.S. federal, state and foreign income tax.  The geographical components of income (loss) before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2018	2017	2016
Domestic	$(368,402)	$(351,338)	$(277,776)
Foreign	1,001	1,363	(103,395)
Total loss before income taxes	$(367,401)	$(349,975)	$(381,171)

The income tax provision consists of the following current and deferred tax (benefit) expense amounts (in thousands):

	Year ended December 31,
	2018	2017	2016
Current tax:
U.S. Federal & State	$15	$—	$—
Foreign	593	(360)	64
Total current expense (benefit)	608	(360)	64
Deferred tax:
U.S. Federal & State	—	(3,218)	—
Foreign	—	—	(32,098)
Total deferred (benefit)	—	(3,218)	(32,098)
Total income tax expense (benefit)	$608	$(3,578)	$(32,034)

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is provided below:

	Year ended December 31,
	2018	2017	2016
Federal income tax benefit at statutory rate	(21.0)%	(34.0)%	(34.0)%
State income tax benefit, net of federal benefit	(3.1)	(3.2)	(3.6)
Tax credits	(1.3)	(1.2)	(10.8)
Limitation on future foreign tax credits	—	—	(5.9)
Change in uncertain tax positions	0.1	0.2	4.2
SEC settlement costs	1.1	—	—
Other	1.2	(1.1)	2.3
Tax impact of Tax Cuts and Jobs Act of 2017	—	46.4	—
Change in valuation allowance	23.2	(8.1)	39.4
Effective income tax rate	0.2%	(1.0)%	(8.4)%

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforward	$351,730	$272,710
Tax credit carryforwards	224,738	222,150
Intangible assets	25,992	29,900
Share-based compensation expense	30,044	27,844
Foreign currency translation	3,767	3,012
Product acquisition costs	4,518	5,881
Accrued liabilities and other	8,848	3,879
Total deferred tax assets	649,637	565,376
Valuation allowance	(647,891)	(564,122)
Deferred tax assets, net of valuation allowance	1,746	1,254
Deferred tax liabilities:
Prepaid expenses and fixed assets	(1,746)	(1,254)
Total deferred tax liabilities	(1,746)	(1,254)
Net deferred tax liability	$—	$—

The Tax Cuts and Jobs Act (the "Act") was enacted in the US on December 22, 2017. In accordance with the Act, we remeasured certain deferred tax assets and liabilities based on the rates at which they were expected to reverse in the future, by recording a provisional amount of $162.2 million which was offset by a change in the valuation allowance with no net impact to tax expense. As of December 22, 2018, our accounting for the remeasurement of deferred tax balances was complete and there were no material changes to the amount previously recorded.

The Act subjects a U.S. shareholder to tax on the Global Intangible Low-Taxed Income (“GILTI”)earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income”, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

The realization of deferred tax assets is dependent upon a number of factors including future earnings, the timing and amount of which is uncertain. A valuation allowance was established for the net deferred tax asset balance due to management’s belief that the realization of these assets is not likely to occur in the foreseeable future. We recorded a net increase to the valuation allowance of $83.8 million for the year ended December 31, 2018, primarily due to the growth in net operating losses during the year. The net decrease of $28.3 million recorded to our valuation allowance during the year ended December 31, 2017 was due primarily to the revaluation of our net deferred tax assets resulting from the reduction to the corporate federal tax rate to 21% offset by the growth in net operating loss and tax credit carryforwards.

In addition, the Company recognizes tax benefits if it is more likely than not to be sustained under audit by the relevant taxing authority based on technical merits. An uncertain tax position will not be recognized if it has less than a

50% likelihood of being sustained during audit. If the threshold is met, the tax benefit is measured and recognized at the largest amount above the greater than 50% likelihood threshold at time of settlement. The balance of unrecognized tax benefits at December 31, 2018 of $24.8 million, if recognized, would not impact the Company’s effective tax rate as long as they remain subject to a full valuation allowance. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2018	2017
Balance at beginning of year	$24,512	$24,075
Additions related to prior periods tax positions	(166)	—
Additions related to current period tax positions	429	437
Settlements with tax authorities	—	—
Expiration of statute of limitations	—	—
Balance at end of year	$24,775	$24,512

As of December 31, 2018, we had approximately $1.4 billion, $1.4 billion and $1.7 million of U.S. federal, state and foreign net operating loss carryforwards, respectively. The U.S. federal net operating losses, generated prior to the enactment of the Act, will expire from 2029 to 2037 if not utilized and the U.S state net operating losses will expire from 2024 to 2038 if not utilized.  We have research and development and orphan drug tax credit carryforwards of $247.8 million that will expire from 2029 through 2038 if not utilized.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses (“NOL”) and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change of ownership. We are currently under audit by the Internal Revenue Service for the 2015 tax year. As of the date of this report, no additional taxes have been assessed as the audit has not yet closed. Our federal and state income taxes for the period from inception to December 31, 2018 remain open to an audit. Our foreign subsidiaries are also subject to tax audits by tax authorities in the jurisdictions where they operate for the periods from December 31, 2011 to December 31, 2018.

We may be assessed interest and penalties related to the settlement of tax positions and such amounts will be recognized within income tax expense when assessed. To date, no interest and penalties have been recognized.

16. Employee Benefit Plans

We maintain a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for our U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. We matched contributions up to 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was approximately  $2.0 million, $1.9 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Our international employees participate in retirement plans or postretirement life insurance plans governed by the local laws in effect for the country in which they reside. We made contributions to the retirement plans or postretirement life insurance plans of international employees of approximately  $0.9 million, $0.3 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016 respectively.

17. Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2018 and 2017 were as follows (in thousands):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018	2017	2017	2017	2017
Revenues:	`
Product revenue	$18,523	$23,757	$22,757	$30,351	$7,045	$14,620	$16,806	$17,040
Operating expenses:
Cost of sales - product	4,006	4,490	4,766	6,182	1,163	2,730	3,026	3,332
Cost of sales - intangible asset amortization	372	709	771	778	372	372	372	370
Research and development	43,543	52,707	63,887	71,210	32,447	33,108	38,924	38,019
Selling, general and administrative	39,274	44,864	42,495	49,148	29,224	36,149	35,011	38,523
Total expenses	87,195	102,770	111,919	127,318	63,206	72,359	77,333	80,244
Operating loss	(68,672)	(79,013)	(89,162)	(96,967)	(56,161)	(57,739)	(60,527)	(63,204)
Other income (expense):
Interest expense	(2,635)	(3,581)	(3,376)	(3,591)	(2,581)	(2,598)	(2,618)	(2,631)
Foreign currency (loss) gain	(81)	(104)	151	(312)	(159)	76	(44)	45
Legal settlement loss	(7,975)	—	—	—	—	(117,000)	—	11,523
SEC settlement costs	—	(20,000)	—	—	—	—	—	—
Other income	1,409	1,475	2,536	2,497	354	594	1,291	1,404
Other income (expense), net	(9,282)	(22,210)	(689)	(1,406)	(2,386)	(118,928)	(1,371)	10,341
Loss before income taxes	(77,954)	(101,223)	(89,851)	(98,373)	(58,547)	(176,667)	(61,898)	(52,863)
Income tax benefit (expense)	260	33	(13)	(888)	83	1,281	1,234	980
Net loss	$(77,694)	$(101,190)	$(89,864)	$(99,261)	$(58,464)	$(175,386)	$(60,664)	$(51,883)
Basic and diluted net loss per common share	$(1.54)	$(1.94)	$(1.71)	$(1.88)	$(1.33)	$(3.88)	$(1.24)	$(1.04)
Basic and diluted weighted average common shares outstanding	50,602	52,223	52,669	52,724	44,039	45,176	48,917	49,973