Form 10-Q
period 2019-03-31
Clovis Oncology, Inc.
filed 2019-05-07
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2019.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock par Value $0.001 per share	CLVS	The NASDAQ Global Select Market

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 3, 2019 was 53,004,845.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated  Statements of  Operations and  Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Revenues:
Product revenue	$33,118	$18,523
Operating expenses:
Cost of sales - product	7,405	4,006
Cost of sales - intangible asset amortization	1,120	372
Research and development	62,031	43,543
Selling, general and administrative	47,761	39,274
Total expenses	118,317	87,195
Operating loss	(85,199)	(68,672)
Other income (expense):
Interest expense	(3,590)	(2,635)
Foreign currency loss	(192)	(81)
Legal settlement loss	—	(7,975)
Other income	2,400	1,409
Other expense, net	(1,382)	(9,282)
Loss before income taxes	(86,581)	(77,954)
Income tax benefit	160	260
Net loss	$(86,421)	$(77,694)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(5)	1,517
Net unrealized gain (loss) on available-for-sale securities, net of tax	75	(5)
Other comprehensive (loss) income:	70	1,512
Comprehensive loss	$(86,351)	$(76,182)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.63)	$(1.54)
Basic and diluted weighted average common shares outstanding	52,891	50,602

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated  Balance  Sheets

(Unaudited)

(In thousands, except for share amounts)

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$123,308	$221,876
Accounts receivable, net	16,096	12,889
Inventories, net	24,986	27,072
Available-for-sale securities	283,474	298,270
Prepaid research and development expenses	3,761	3,579
Other current assets	15,452	8,613
Total current assets	467,077	572,299
Inventories	114,996	113,908
Deposit on inventory	12,350	12,350
Property and equipment, net	16,193	26,524
Right-of-use assets, net	23,919	—
Intangible assets, net	65,810	51,930
Goodwill	63,074	63,074
Other assets	21,198	23,475
Total assets	$784,617	$863,560
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$43,288	$28,517
Accrued research and development expenses	33,303	29,676
Lease liabilities	4,253	—
Other accrued expenses	25,578	67,556
Total current liabilities	106,422	125,749
Long-term lease liabilities - less current portion	26,047	—
Convertible senior notes	576,003	575,470
Other long-term liabilities	1,294	15,872
Total liabilities	709,766	717,091
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share, 100,000,000 shares authorized at March 31, 2019 and December 31, 2018; 52,994,050 and 52,797,516 shares issued and outstanding at March 31, 2019 and December 31, 2018 respectively	53	53
Additional paid-in capital	2,048,875	2,034,142
Accumulated other comprehensive loss	(44,564)	(44,634)
Accumulated deficit	(1,929,513)	(1,843,092)
Total stockholders' equity	74,851	146,469
Total liabilities and stockholders' equity	$784,617	$863,560

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
Balance at January 1, 2019	52,797,516	$53	$2,034,142	$(44,634)	$(1,843,092)	$146,469
Exercise of stock options	83,132	—	1,093	—	—	1,093
Issuance of common stock from vesting of restricted stock units, net of shares withheld for taxes	113,402	—	—	—	—	—
Share-based compensation expense	—	—	13,640	—	—	13,640
Net unrealized gain on available-for-sale securities	—	—	—	75	—	75
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(86,421)	(86,421)
Balance at March 31, 2019	52,994,050	$53	$2,048,875	$(44,564)	$(1,929,513)	$74,851

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
Balance at January 1,2018	50,565,119	$51	$1,887,197	$(42,173)	$(1,477,440)	$367,635
Exercise of stock options	21,463	—	514	—	—	514
Issuance of common stock from vesting of restricted stock units, net of shares withheld for taxes	110,889	—	—	—	—	—
Share-based compensation expense	—	—	11,913	—	—	11,913
Net unrealized gain on available-for-sale securities	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	1,517	—	1,517
Adoption of new revenue recognition standard	—	—	—	—	2,356	2,356
Net loss	—	—	—	—	(77,694)	(77,694)
Balance at March 31, 2018	50,697,471	$51	$1,899,624	$(40,661)	$(1,552,778)	$306,236

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2019	2018

Operating activities
Net loss	$(86,421)	$(77,694)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	13,640	11,913
Depreciation and amortization	1,722	586
Amortization of premiums and discounts on available-for-sale securities	(129)	(171)
Amortization of debt issuance costs	645	326
Allowance for obsolete inventories	174	—
Lease liabilities	(175)	—
Deferred income taxes	—	(101)
Changes in operating assets and liabilities:
Accounts receivable	(3,205)	(3,418)
Inventory	(24,110)	(41,716)
Prepaid and accrued research and development expenses	3,437	637
Deposit on inventory	—	11,157
Other operating assets	(4,726)	(1,890)
Accounts payable	5,389	(1,730)
Other accrued expenses	(4,692)	1,466
Net cash used in operating activities	(98,451)	(100,635)
Investing activities
Purchases of property and equipment	(1,231)	(217)
Purchases of available-for-sale securities	(138,415)	—
Sales of available-for-sale securities	153,500	10,000
Acquired in-process research and development - milestone payment	(15,000)	—
Net cash (used in) provided by investing activities	(1,146)	9,783
Financing activities
Proceeds from the exercise of stock options and employee stock purchases	1,093	514
Net cash provided by financing activities	1,093	514
Effect of exchange rate changes on cash and cash equivalents	(64)	254
Decrease in cash and cash equivalents	(98,568)	(90,084)
Cash and cash equivalents at beginning of period	221,876	464,198
Cash and cash equivalents at end of period	$123,308	$374,114
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,594	$3,594
Non-cash investing and financing activities:
Vesting of restricted stock units	$3,277	$6,409

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

Clovis Oncology, Inc. (together with its consolidated subsidiaries, the “Company”, “Clovis”, “we”, “our”, “us”) is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, the European Union (“EU”) and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, for those indications that require them, diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use. We have and intend to continue to license or acquire rights to oncology compounds in all stages of clinical development. In exchange for the right to develop and commercialize these compounds, we generally expect to provide the licensor with a combination of upfront payments, milestone payments and royalties on future sales. In addition, we generally expect to assume the responsibility for future drug development and commercialization costs. We currently operate in one segment. Since inception, our operations have consisted primarily of developing in-licensed compounds, evaluating new product acquisition candidates and general corporate activities and since 2016 we have also marketed and sold products.

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this is a conditional approval, it will be necessary to complete certain confirmatory post marketing commitments.  In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the EU and is now the first to be authorized for both treatment and maintenance treatment among eligible patients with ovarian cancer. We completed our launch of Rubraca as maintenance therapy in Germany and the UK in March 2019 and we plan to launch in other EU countries during 2019 and 2020.

The initial TRITON2 data presented at ESMO 2018 demonstrated a 44% confirmed objective response rate by investigator assessment in 25 RECIST/PCWG3 response-evaluable patients with a BRCA1/2 alteration. The median duration of response in these patients had not yet been reached at time of presentation. In addition, a 51% confirmed prostate-specific antigen (“PSA”) response rate was observed in 45 PSA response-evaluable patients with a BRCA1/2 alteration. In April 2019, we submitted updated data on 52 patients with BRCA-mutant mCRPC to the FDA, and the response rates in that submission were highly consistent with those shown at ESMO 2018. In the initial TRITON2 data presented at ESMO 2018, the most common treatment-emergent adverse events (“TEAEs”) of any grade (CTCAE Grade 1-4) in all patients regardless of causality included asthenia/fatigue (44.7%, or 38/85), nausea (42.4%, or 36/85), anemia/decreased hemoglobin (28.2%, or 24/85), decreased appetite (28.2%, or 24/85) and constipation (22.4%, or 19/85). Five patients (5.9%) discontinued therapy due to a non-progression TEAE. One patient died due to disease progression. Safety data for Rubraca in men with mCRPC continues to be consistent with those observed in patients with ovarian cancer and other solid tumors.

Beyond our initial labeled indication, we have a robust Rubraca clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol-Myers Squibb Company to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We hold worldwide rights for Rubraca.

In addition to Rubraca, we have one other product candidate. Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – provide support for development of lucitanib in combination with a PD-1 inhibitor and a Clovis-sponsored study of lucitanib in combination with nivolumab is planned in gynecologic cancers. In addition, we intend to initiate a study of lucitanib in combination with Rubraca in ovarian cancer, based on encouraging data of VEGF and PARP inhibitors in combination. We intend to initiate each of these Phase 1b/2 combination studies in mid-2019.

Lucitanib was previously partnered with Les Laboratoires Servier and Institut de Recherches Internationales Servier (collectively, “Servier”) outside the U.S. and Japan (also excluding China); Servier returned its rights to lucitanib in late 2018. We now hold the global development and commercialization rights (except for China) for lucitanib.

In early 2019, we provided notice to Celgene Corporation exercising the right to terminate our license to rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). That termination became effective in the second quarter of 2019.

Basis of Presentation

All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments that, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the periods presented herein. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2018 (“2018 Form 10-K”) for a broader discussion of our business and the opportunities and risks inherent in such business.

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

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”, which requires lessees to recognize assets and liabilities for the rights and obligations created by most leases on their balance sheet. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. ASU 2016-02 requires modified retrospective adoption for all leases existing at, or entered after, the date of initial application, with an option to use certain transition relief. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective method which leaves the comparative period reporting unchanged. Comparative reporting periods are presented in accordance with Topic 840, while periods subsequent to the effective date are presented in accordance with Topic 842. We have elected to adopt the package practical expedient which allows us: 1) to not reassess whether any expired or existing contracts are or contain leases, 2) to not reassess the lease classification for any expired or existing leases and 3) to not reassess initial direct costs for any existing leases. We also elected not to recognize on the balance sheet leases with terms of 12 months or less. For these short-term leases, we will recognize the lease payments in profit or loss on a straight-line basis over the lease term and the variable lease payments in the period in which the obligation for those payments is incurred.

Adoption of the new lease standard resulted in the recording of net right-of-use assets and lease liabilities of approximately $24.9 million and $31.4 million, respectively, as of January 1, 2019.

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allow a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new standard on January 1, 2019 and elected not to reclassify the income tax effects of the Tax Act from AOCI to retained earnings. We continue to release disproportionate income tax effects from AOCI based on the aggregate portfolio approach. The adoption of this standard did not have an impact on our condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We will adopt ASU 2016-13 as of January 1, 2020. We are currently evaluating the impact the standard may have on our consolidated financial statements and related disclosures.

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

Rebates. Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare coverage gap program. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the consolidated balance sheet. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. The accrual for rebates is based on the expected utilization from historical data we have accumulated since the Rubraca product launch. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates.

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

Returns. Consistent with industry practice, we generally offer customers a right of return limited only to product that will expire in six months or product that is six months beyond the expiration date. To date, we have had minimal product returns and we currently have a minimal accrual for product returns. We will continue to assess our estimate for product returns as we gain additional historical experience.

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

Our other significant accounting policies are described in Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our 2018 Form 10-K.

3. Financial Instruments and Fair Value Measurements

Fair value is defined as the exchange price that would be received to sell an asset or paid to transfer a liability (at exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

The three levels of inputs that may be used to measure fair value include:

Level 1:	Quoted prices in active markets for identical assets or liabilities. Our Level 1 assets consist of money market investments and U.S. treasury securities. We do not have Level 1 liabilities.

Level 2:

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Our Level 2 assets consist of U.S. treasury securities. We do not have Level 2 liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2019
Assets:
Money market	$44,084	$44,084	$—	$—
U.S. treasury securities	303,435	19,961	283,474	—
Total assets at fair value	$347,519	$64,045	$283,474	$—
December 31, 2018
Assets:
Money market	$81,968	$81,968	$—	$—
U.S. treasury securities	308,251	9,981	298,270	—
Total assets at fair value	$390,219	$91,949	$298,270	$—

There we no liabilities that were measured at fair value on a recurring basis as of March 31, 2019. There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three months ended March  31, 2019.

Financial instruments not recorded at fair value include our convertible senior notes. At March 31, 2019, the carrying amount of the 2021 Notes was $283.9 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $265.2 million. At March 31, 2019, the carrying amount of the 2025 Notes was $292.1 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $233.9 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of these notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Convertible Senior Notes for discussion of the convertible senior notes.

4. Available-for-Sale Securities

As of March 31, 2019, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$283,434	$40	$—	$283,474

As of December 31, 2018, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$298,305	$—	$(35)	$298,270

As of March 31, 2019, there were no available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months.

As of March 31, 2019, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$283,434	$283,474
Due in one year to two years	—	—
Total	$283,434	$283,474

5. Inventories

The following table presents current and long-term inventories as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
Work-in-process	$129,248	$126,620
Finished goods	10,888	14,360
Allowance for obsolete inventories	(154)	—
Total inventories	$139,982	$140,980

Some of the costs related to our finished goods on-hand as of December 31, 2018 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016.

At March 31, 2019, we had $25.0 million of current inventory and $115.0 million of long-term inventory. In addition, we had $12.4 million long-term deposit on inventory, which consists of API which we expect to be converted to finished goods and sold beyond the next twelve months.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid insurance	$1,720	$244
Prepaid advertising	1,620	1,620
Prepaid expenses - other	3,870	3,519
Value-added tax ("VAT") receivable	6,337	—
Receivable - other	1,772	2,274
Other	133	956
Total	$15,452	$8,613

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
Intangible asset - milestones	$71,100	$56,100
Accumulated amortization	(5,290)	(4,170)
Total intangible asset, net	$65,810	$51,930

The increase in our intangible asset – milestones since December 31, 2018 is due to a $15.0 million milestone payment to Pfizer related to the January 2019 European Commission approval. See Note 13, License Agreements for further discussion of these approvals.

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded amortization expense of $1.1 million and $0.4 million related to capitalized milestone payments during the three months ended March 31, 2019 and March 31, 2018, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2019	$3,588
2020	4,784
2021	4,784
2022	4,784
2023	4,784
Thereafter	43,086
$65,810

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	March 31,	December 31,
	2019	2018
Accrued personnel costs	$8,969	$15,265
Accrued interest payable	1,862	2,721
Income tax payable	920	847
Accrued corporate legal fees and professional services	965	677
Accrued royalties	5,200	4,854
Accrued variable considerations	3,428	2,183
Current portion of capital lease obligations	—	1,031
Purchase of API received not yet invoiced	177	35,472
Accrued expenses - other	4,057	4,506
Total	$25,578	$67,556

9. Lease

At the inception of an arrangement, we determine whether the arrangement is or contains a lease based on the unique facts and circumstances. Most leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term at an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received.

The components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) and non-components (e.g. property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values to the lease components and non-lease components.

Our facilities operating leases have lease components, non-lease components and non-components, which we have separated because the non-lease components and non-components have variable lease payments and are excluded from the measurement of the lease liabilities. The lease component results in a right-of-use asset being recorded on the balance sheet and amortized as lease expense on a straight-line basis to the statements of operations.

We lease all of our office facilities in the U.S. and Europe. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew. The exercise of lease renewal options is at our sole discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

We have a finance lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API.

The components of lease expense and related cash flows were as follows (in thousands):

Three months ended March 31,
2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$356
Interest on lease liabilities	184
Operating lease cost	1,149
Short-term lease cost	49
Variable lease cost	725
Total lease cost	$2,463

Operating cash flows from finance leases	$184
Operating cash flows from operating leases	$1,149
Financing cash flows from finance leases	$250

The weighted-average remaining lease term and weighted-average discount rate were as follows:

March 31,
2019
Weighted-average remaining lease term (years)
Operating leases	6.9
Finance leases	6.8
Weighted-average discount rate
Operating leases	8%
Finance leases	8%

Future minimum commitments due under these lease agreements as of March 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remaining nine months)	$3,591	$1,302	$4,893
2020	4,668	1,736	6,404
2021	4,729	1,736	6,465
2022	2,787	1,736	4,523
2023	2,343	1,736	4,079
Thereafter	9,859	3,474	13,333
Present value adjustment	(6,710)	(2,687)	(9,397)
Present value of lease payments	$21,267	$9,033	$30,300

10. Convertible Senior Notes

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

As of March 31, 2019 and December 31, 2018, the balance of unamortized debt issuance costs was $11.5 million and $12.0 million, respectively.

The following table sets forth total interest expense recognized during the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018
Contractual interest expense	$2,734	$1,797
Accretion of interest on milestone liability	—	512
Amortization of debt issuance costs	645	326
Interest on finance lease	184	—
Other interest	27	—
Total interest expense	$3,590	$2,635

11. Stockholders’ Equity

Common Stock

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended March 31, 2019 and 2018, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2019	2018	2019	2018	2019	2018
Balance at January 1,	$(44,460)	$(41,917)	$(174)	$(256)	$(44,634)	$(42,173)
Other comprehensive income (loss)	(5)	1,991	75	(7)	70	1,984
Total before tax	(44,465)	(39,926)	(99)	(263)	(44,564)	(40,189)
Tax effect	—	(474)	—	2	—	(472)
Balance at March 31,	$(44,465)	$(40,400)	$(99)	$(261)	$(44,564)	$(40,661)

The period change between December 31, 2018 and March 31, 2019 was primarily due to the deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in each of the three months ended March 31, 2019 and 2018.

12. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three months ended March 31, 2019 and 2018 was recognized in the accompanying Consolidated Statements of Operations as follows (in thousands):

	Three months ended March 31,
	2019	2018
Research and development	$6,611	$5,376
Selling, general and administrative	7,029	6,537
Total share-based compensation expense	$13,640	$11,913

We did not recognize a tax benefit related to share-based compensation expense during the three months ended March 31, 2019 and 2018, respectively, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of March 31, 2019.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the three months ended March 31, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2018	6,311,513	$46.05
Granted	514,199	25.57
Exercised	(83,132)	13.16
Forfeited	(111,252)	57.92
Outstanding at March 31, 2019	6,631,328	$44.68	6.4	$12,945
Vested and expected to vest at March 31, 2019	6,319,568	$45.10	6.2	$12,713
Vested and exercisable at March 31, 2019	4,554,030	$46.90	5.3	$11,415

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $24.82 as of March 29, 2019, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three months ended March 31, 2019 and 2019 (in thousands, except per share amounts):

	Three months ended March 31,
	2019	2018
Weighted-average grant date fair value per share	$18.83	$43.14
Intrinsic value of options exercised	$765	$762
Cash received from stock option exercises	$1,094	$514

As of March 31, 2019, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $54.6 million and the estimated weighted-average remaining vesting period was 2.3 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the three months ended March 31, 2019:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2018	795,684	$47.73
Granted	1,977,459	25.67
Vested	(113,402)	52.45
Forfeited	(51,759)	45.11
Unvested as of March 31, 2019	2,607,982	$30.85
Expected to vest after March 31, 2019	2,154,434	$31.10

As of March 31, 2019, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $64.5 million and the estimated weighted-average remaining vesting period was 2.7 years.

13. License Agreements

Rucaparib

In June 2011, we entered into a worldwide license agreement with Pfizer, Inc. to obtain exclusive global rights to develop and commercialize Rubraca. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer and are required to make additional payments to Pfizer for the achievement of certain development and regulatory and sales milestones and royalties on sales as required by the license agreement. Prior to the FDA approval of Rubraca, we made milestone payments of $1.4 million, which were recognized as acquired in-process research and development expense.

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

On December 19, 2016, Rubraca received its initial FDA approval. This approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was paid in the first quarter of 2017. This FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. We paid the $23.0 million milestone payment in June 2018.

On April 6, 2018, Rubraca received a second FDA approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in April 2018.

In May 2018, Rubraca received its initial European Commission approval. This approval resulted in an obligation to pay a $20.0 million milestone payment, which we paid in June 2018.

In January 2019, Rubraca received its second European Commission approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in February 2019.

These milestone payments were recognized as intangible assets and will be amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib and we are responsible for all remaining development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

Rociletinib

In May 2010, we entered into an exclusive worldwide license agreement with Celgene to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor (“EGFR”) gene product. Rociletinib, an oral mutant-selective inhibitor of EGFR, was identified as the lead inhibitor candidate under the license agreement. Following the termination of enrollment in all sponsored clinical studies of rociletinib, we provided notice of termination to Celgene of our license rights to rociletinib, an oral mutant-selective inhibitor of EGFR, and that termination became effective in the second quarter of 2019.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Three months ended March 31,
	2019	2018
Common shares under option	5,123	3,908
Convertible senior notes	8,584	4,646
Total potential dilutive shares	13,707	8,554

15. Commitments and Contingencies

Royalty and License Fee Commitments

We have entered into certain license agreements, as identified in Note 13, License Agreements, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. Our payment obligation related to these license agreements is contingent upon the successful development, regulatory approval and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, we only recognize payment obligations which are probable and estimable as of the balance sheet date.

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of March 31, 2019, $102.5 million of purchase commitments exist under the Agreement.

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

On May 2, 2018, the Court issued an order denying the defendants’ motion to dismiss. Defendants filed an answer to the Antipodean Amended Complaint on June 6, 2018. Subject to certain specified exceptions, fact discovery was completed on March 1, 2019. The current scheduling order provides for an expert-discovery deadline of June 21, 2019. The Court has scheduled a status conference for June 4, 2019, following which the Court anticipates issuing a revised scheduling order.

Clovis and the Antipodean Plaintiffs are scheduled to participate in a mediation on May 20, 2019 in an effort to settle the Antipodean action. There can be no assurance that a settlement will be reached. If a settlement cannot be reached, the Company intends to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful. As required under ASC 450, “Contingencies’, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any accrual for contingent liabilities associated with the Antipodean litigation based on its belief that a potential loss is reasonably possible, but that any possible range of loss in these matters cannot be reasonably estimated at this time.

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

While the motion to dismiss remained pending, on November 19, 2018, Plaintiffs filed a motion for leave to file a supplemental consolidated complaint, and on November 20, 2018, the Court granted that motion. On November 27, 2018, Plaintiffs filed their supplemental complaint (the “Supplemental Derivative Complaint”), which adds allegations concerning the Company’s, Mr. Mahaffy’s and Mr. Mast’s settlements with the United States Securities and Exchange Commission. Pursuant to a briefing schedule entered by the Court, the defendants filed a supplemental motion to dismiss the Supplemental Derivative Complaint on February 6, 2019; plaintiffs filed an opposition brief on February 22, 2019; and the defendants filed a reply brief on March 5, 2019. Oral argument on the defendants’ motions to dismiss has been rescheduled for June 19, 2019.

The Company intends to vigorously defend against the allegations in the Supplemental Derivative Complaint, but there can be no assurance that the defense will be successful.

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

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017.  The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. Clovis and/or either opponent have an opportunity to appeal the written decision of the European Opposition Division. Notices of appeal were filed before April 14, 2019 by Clovis and one of the opponents, Hexal, and appeal briefs are due June 14, 2019.

16. Subsequent Events

On May 1, 2019, we entered into a financing agreement with certain affiliates of TPG Sixth Street Partners, LLC (“TPG”) in which we plan to borrow from TPG amounts required to reimburse our actual costs and expenses incurred during each fiscal quarter (limited to agreed budgeted amounts), as such expenses are incurred, related to the ATHENA clinical trial, in an aggregate amount of up to $175 million. ATHENA is our largest clinical trial, with a planned target enrollment of 1,000 patients across more than 270 sites in at least 25 countries. The Clovis-sponsored phase 3 ATHENA study in advanced ovarian cancer is the first-line maintenance treatment setting evaluating Rubraca plus nivolumab (PD-1 inhibitor), Rubraca, nivolumab and a  placebo in newly-diagnosed patients who have completed platinum-based chemotherapy. This study initiated in the second quarter of 2018 and is currently enrolling patients.

We expect to incur borrowings under the financing agreement on a quarterly basis, beginning with an initial draw of $8.6 million upon the execution of the financing agreement with respect to such expenses incurred during the quarter ended March 31, 2019 and ending generally on the earliest to occur of (i) the termination of the ATHENA Trial, (ii) the date of completion of all activities under the ATHENA Trial Clinical Study Protocol,  (iii) the date on which we pay the Discharge Amount (as defined in the financing agreement), (iv) the date of the occurrence of a change of control of us (or a sale of all or substantially all of our assets related to Rubraca) or our receipt of notice of certain breaches by us of our obligations under material in-license agreements related to Rubraca and (v) September 30, 2022.

We are obligated to repay the loan on a quarterly basis, beginning on the earliest to occur of (i) the termination of the ATHENA Trial, (ii) the approval by the FDA of an update to the label portion of the Rubraca new drug application (“NDA”) to include in such label the treatment of an indication resulting from the ATHENA Trial, (iii) the date on which we determine that the results of the ATHENA Trial are insufficient to achieve such an expansion of the Rubraca label to cover an indication based on the ATHENA Trial and (iv) September 30, 2022. Payments are based on a certain percentage of the revenues generated from the sales and any future out-licensing of Rubraca with quarterly payment caps depending on trial outcome. The maximum amount required to be repaid under the agreement is two times the aggregate borrowed amount, which may be $350 million in the event we borrow the full $175 million under the financing agreement.

Our obligations under the financing agreement will be secured under a Pledge and Security agreement by a first priority security interest in all of our assets related to Rubraca, including intellectual property rights and a pledge of the equity of our wholly owned subsidiaries, Clovis Oncology UK Limited and Clovis Oncology Ireland Limited. In addition, the obligations will initially be guaranteed by Clovis Oncology UK Limited and Clovis Oncology Ireland Limited, secured by a first priority security interest in all the assets of those subsidiary guarantors.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q and the information incorporated herein by reference includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, the market acceptance and commercial viability of our approved product, the development of our sales and marketing capabilities, the performance of our clinical trial partners, third party manufacturers and our diagnostic partners, our ongoing and planned non-clinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, including our ability to confirm clinical benefit of our approved product through confirmatory trials and other post-marketing requirements, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, expectations regarding sales of our products, our results of operations, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate, including our competition and the trends that may affect the industry or us.

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this is a conditional approval, it will be necessary to complete certain confirmatory post marketing commitments.  In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the EU and is now the first to be authorized for both treatment and maintenance treatment among eligible patients with ovarian cancer. We completed our launch of Rubraca as maintenance therapy in Germany and the UK in March 2019 and we plan to launch in other EU countries during 2019 and 2020.

Beyond our initial labeled indication, we have a robust Rubraca clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol-Myers Squibb Company to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We hold worldwide rights for Rubraca.

In April 2019, we discontinued our sponsored Phase 2 open-label monotherapy clinical trial evaluating rucaparib in recurrent, metastatic bladder cancer (CO-338-085 (“ATLAS”)). The decision was based on the recommendation from  a data monitoring committee (“DMC”) following its review of preliminary efficacy data for 62 patients enrolled and treated in the study, which demonstrated that the objective response rate in the intent-to-treat population did not meet the protocol-defined continuance criteria, and suggested that treatment with monotherapy rucaparib may not provide a meaningful clinical benefit to patients. Therefore, the DMC recommended to stop enrollment to the study, and we decided to terminate the ATLAS trial early. The recommendation of the DMC was not based on the safety profile of rucaparib in this study population.

We are continuing to evaluate the potential for rucaparib in combination with other agents for the treatment of advanced bladder cancer. We also plan to enroll patients with advanced bladder cancer and selected genetic mutations in a planned pan-tumor trial of rucaparib expected to begin in the second half of 2019.

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which permits the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. U.S. Patent 6,495,541 directed to the rucaparib composition of matter and its equivalent counterparts issued in dozens of countries, expires in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) could be available to extend our patent exclusivity for rucaparib to the fourth quarter of 2023 in the United States. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates ranging from 2020 through potentially 2035, including the rucaparib camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031 and a patent family directed to high dosage strength rucaparib tablets that expires in 2035. As of 2019, the rucaparib camsylate salt/polymorph patent was issued in 49 countries to date (including US and Europe), with applications pending in 9 countries, the rucaparib composition of matter patent was issued in 48 countries and the high dosage strength rucaparib tablets patent was issued in the U.S. and is pending in Europe and in 14 countries. Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. European oppositions are commonly filed against patents related to pharmaceutical products. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. Clovis and/or either opponent have an opportunity to appeal the written decision of the European Opposition Division. Notices of appeal were filed before April 14, 2019 by Clovis and one of the opponents, Hexal, and appeal briefs are due June 14, 2019. If appealed, all claims in the originally granted patent will remain in force until the Technical Board of Appeal issues its decision. The rucaparib camsylate salt/polymorph patent expires in 2031. We have filed for patent term extension under a supplementary protection certificate for Rubraca in the European counterpart of the rucaparib camsylate salt/polymorph patent and believe that extension could be available to 2033. Patents in our high dosage strength rucaparib tablets patent family issued in the United States, with claims that cover the commercial Rubraca product, including all commercial dosage strengths expire in 2035. Additionally, in Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

In addition to Rubraca, we have one other product candidate. Lucitanib is an oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – provide support for development of lucitanib in combination with a PD-1 inhibitor and a Clovis-sponsored study of lucitanib in combination with nivolumab is planned in gynecologic cancers. In addition, we intend to initiate a study of lucitanib in combination with Rubraca in ovarian cancer, based on encouraging data of VEGF and PARP inhibitors in combination. We intend to initiate each of these Phase 1b/2 combination studies in mid-2019.

Lucitanib was previously partnered with Servier outside the U.S. and Japan (also excluding China); Servier returned its rights to lucitanib in late 2018. We now hold the global development and commercialization rights (except for China) for lucitanib.

In early 2019, we provided notice to Celgene Corporation exercising the right to terminate our license to rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). That termination became effective in the second quarter of 2019.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the three months ended March 31, 2019 and 2018, we have generated $33.1 million and $18.5 million, respectively, product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock and our convertible senior notes offering.

We have never been profitable and, as of March 31, 2019, we had an accumulated deficit of $1,929.5 million. We incurred net losses of $86.4 million and $77.7 million for the three months ended March 31, 2019 and 2018, respectively. We had cash, cash equivalents and available-for-sale securities totaling $406.8 million at March 31, 2019.

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

Product License Agreements

Rucaparib

In June 2011, we entered into a worldwide license agreement with Pfizer, Inc. to obtain exclusive global rights to develop and commercialize Rubraca. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer and are required to make additional payments to Pfizer for the achievement of certain development and regulatory and sales milestones and royalties on sales as required by the license agreement. Prior to the FDA approval of Rubraca, we made milestone payments of $1.4 million, which were recognized as acquired in-process research and development expense.

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

On December 19, 2016, Rubraca received its initial FDA approval. This approval resulted in a $0.75 million milestone payment to Pfizer as required by the license agreement, which was paid in the first quarter of 2017. This FDA approval also resulted in the obligation to pay a $20.0 million milestone payment, for which we exercised the option to defer payment by agreeing to pay $23.0 million within 18 months after the date of the FDA approval. We paid the $23.0 million milestone payment in June 2018.

On April 6, 2018, Rubraca received a second FDA approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in April 2018.

In May 2018, Rubraca received its initial European Commission approval. This approval resulted in an obligation to pay a $20.0 million milestone payment, which we paid in June 2018.

In January 2019, Rubraca received its second European Commission approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in February 2019.

These milestone payments were recognized as intangible assets and will be amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize rucaparib and we are responsible for all remaining development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.75 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

Rociletinib

In May 2010, we entered into an exclusive worldwide license agreement with Celgene to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor (“EGFR”) gene product. Rociletinib, an oral mutant-selective inhibitor of EGFR, was identified as the lead inhibitor candidate under the license agreement. Following the termination of enrollment in all sponsored clinical studies of rociletinib, we provided notice of termination to Celgene of our license rights to rociletinib, an oral mutant-selective inhibitor of EGFR, and that termination became effective in the second quarter of 2019.

Financial Operations Overview

Revenue

Product revenue is derived from sales of our product, Rubraca, in the United States and the EU. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently sell our products to patients and healthcare providers. Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and other discounts. Revenue is recorded net of estimated rebates, chargebacks, discounts and other deductions as well as estimated product returns (collectively, “variable considerations”). Revenue from product sales are recognized when customers obtain control of our product, which occurs at a point in time, typically upon delivery to the customers. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices in the Revenue Recognition section.

In the three months ended March 31, 2019, we recorded product revenue of $33.1 million related to sales of Rubraca, which we began to commercialize on December 19, 2016. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, the EU and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the three months ended March 31, 2019, the supply of this free drug was approximately 21% of the overall commercial supply or the equivalent of $8.4 million in commercial value.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses increased in the three months ended March 31, 2019 compared to the same period in the prior year. Our research and development expenses will continue to increase in 2019 as ongoing Rubraca studies progress.

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

	Three months ended March 31,
	2019	2018

Rucaparib Expenses
Research and development	$38,152	$24,507
Rucaparib Total	38,152	24,507
Lucitanib Expenses
Research and development	320	10
Lucitanib Total	320	10
Rociletinib Expenses
Research and development	351	1,015
Rociletinib Total	351	1,015
Personnel and other expenses	23,208	18,011
Total	$62,031	$43,543

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. Our selling, general and administrative expenses will continue to increase compared to last year in support of our commercial activities related to Rubraca in the United States and the EU.

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

Other Income and Expense

Other income and expense is primarily comprised of foreign currency gains and losses resulting from transactions with CROs, investigative sites and contract manufacturers where payments are made in currencies other than the U.S. dollar. Other expense also includes interest expense recognized related to our convertible senior notes.

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Other than the adoption of the new lease standard discussed in Note 2, Summary of Significant Accounting Policies, there have not been any material changes to our critical accounting policies since December 31, 2018.

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

Results of Operations

Comparison of Three Months Ended March 31, 2019 and 2018:

The following table summarizes the results of our operations for the three months ended March 31, 2019 and 2018 (in thousands):

			Change
	Three months ended March 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenues:
Product revenue	$33,118	$18,523	$14,595	79%
Operating expenses:
Cost of sales - product	7,405	4,006	(3,399)	(85)%
Cost of sales - intangible asset amortization	1,120	372	(748)	(201)%
Research and development	62,031	43,543	(18,488)	(42)%
Selling, general and administrative	47,761	39,274	(8,487)	(22)%
Total expenses	118,317	87,195	(31,122)	(36)%
Operating loss	(85,199)	(68,672)	(16,527)	(24)%
Other income (expense):
Interest expense	(3,590)	(2,635)	(955)	(36)%
Foreign currency loss	(192)	(81)	(111)	(137)%
Legal settlement loss	—	(7,975)	7,975	100%
Other income	2,400	1,409	991	70%
Other expense, net	(1,382)	(9,282)	7,900	85%
Loss before income taxes	(86,581)	(77,954)	(8,627)	(11)%
Income tax (expense) benefit	160	260	(100)	(38)%
Net loss	$(86,421)	$(77,694)	$(8,727)	(11)%

Product Revenue. Product revenue for the three months ended March 31, 2019 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and EU markets. We completed our launch of Rubraca as maintenance therapy in Germany and the UK in March 2019. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Variable considerations represented approximately 14.0% and 10.5% of the transaction price recognized in the three months ended March 31, 2019 and 2018, respectively. This increase is spread amongst several variable considerations; in addition, our launch of Rubraca in Germany and the UK in March 2019 contributed to the increase. Amounts are summarized as follows:

	Three months ended		Three months ended
	March 31, 2019		March 31, 2018
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$38,530	100.0%	$20,701	100.0%
Variable considerations:
Government rebates and chargebacks	3,388	8.7%	1,379	6.6%
Discounts and fees	2,024	5.3%	799	3.9%
Total variable considerations	5,412	14.0%	2,178	10.5%
Product revenue	$33,118	86.0%	$18,523	89.5%

Cost of Sales – Product. Product cost of sales for the three months ended March 31, 2019 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. In the three months ended March 31, 2019 and 2018, we recognized cost of sales of $1.1 million and $0.4 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses increased during the three months ended March 31, 2019 compared to the same period in the prior year primarily due to higher research and development costs for rucaparib. Clinical trial costs for rucaparib were higher compared to the same period a year ago due to increased enrollment in ARIEL4, our confirmatory ovarian cancer trials, and increased enrollment in our TRITON3 study for prostate cancer. We have increased costs related to our ATLAS study for bladder cancer and our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer. In addition, personnel costs increased during the three months ended March 31, 2019 due to higher headcount to support increased rucaparib clinical trial activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended March 31, 2019 compared to the same period in the prior year primarily due to increased commercialization activities for Rubraca and the increase of costs associated with building out the European infrastructure with the commercialization that occurred on March 1, 2019. This includes an increase of $3.3 million in personnel costs.

Interest Expense. Interest expense increased during the three months ended March 31, 2019 compared to the same period in the prior year primarily due to the issuance of the 2025 Notes on April 19, 2018.

Legal Settlement Loss. During the first quarter of 2018, we recorded a one-time charge of $8.0 million related to an agreement to resolve a potential litigation claim against us and our officers.

Other Income. Other income increased during the three months ended March 31, 2019 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and convertible debt securities and the private placement of convertible debt securities and preferred stock. At March 31, 2019, we had cash, cash equivalents and available-for-sale securities totaling $406.8 million.

The following table sets forth the primary sources and uses of cash for the nine months ended March 31, 2019 and 2018 (in thousands):

	Three months ended March 31,
	2019	2018

Net cash used in operating activities	$(98,451)	$(100,635)
Net cash (used in) provided by investing activities	(1,146)	9,783
Net cash provided by financing activities	1,093	514
Effect of exchange rate changes on cash and cash equivalents	(64)	254
Net decrease in cash and cash equivalents	$(98,568)	$(90,084)

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the three months ended March 31, 2019 compared to the same period in the prior year due to a higher net loss as adjusted for non-cash items offset by a decrease in the operating assets needed to support the commercialization of Rubraca, most notably related to inventory.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2019 included purchases of available-for-sale securities of $138.4 million offset by cash from sales of available-for-sale securities of $153.5 million and a milestone payment of $15.0 million. Net cash provided by investing activities in the same period in the prior year included sales of available-for-sale securities of $10.0 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2019 and 2018 included $1.1 million and $0.5 million, respectively, received from employee stock option exercises.

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

As of March 31, 2019, we had cash, cash equivalents and available-for-sale securities totaling $406.8 million and total current liabilities of $106.4 million. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months. On May 1, 2019, we entered into a financing agreement in aggregate amount up to $175 million whereby we expect to borrow amounts required to reimburse our actual expenses incurred during each fiscal quarter, as such expenses are incurred, related to our ATHENA trial. We have agreed to repay the aggregate borrowed amount plus a return from revenues generated from sales of Rubraca on a quarterly basis, beginning approximately in mid-2022. See Note 16, Subsequent Events, for additional information.

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

Contractual Obligations and Commitments

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K. For further information regarding our contractual obligations and commitments, see Note 15, Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2019, we had cash, cash equivalents and available-for-sale securities of $406.8 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigative sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Swiss company for the production and supply of the active ingredient for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a dedicated production train will be made in Swiss francs. Once the production line became operational in October 2018, we became obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025.

As of March 31, 2019, $102.5 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of March 31, 2019, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $10.2 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $10.3 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2019 and December 31, 2018, approximately 4% and 6%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Principal Financial and Accounting Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Principal Financial and Accounting Officer, management performed an evaluation as of March 31, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Principal Financial and Accounting Officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 2, 2018, the Court issued an order denying the defendants’ motion to dismiss. Defendants filed an answer to the Antipodean Amended Complaint on June 6, 2018. Subject to certain specified exceptions, fact discovery was completed on March 1, 2019. The current scheduling order provides for an expert-discovery deadline of June 21, 2019. The Court has scheduled a status conference for June 4, 2019, following which the Court anticipates issuing a revised scheduling order.

Clovis and the Antipodean Plaintiffs are scheduled to participate in a mediation on May 20, 2019 in an effort to settle the Antipodean action. There can be no assurance that a settlement will be reached. If a settlement cannot be reached, the Company intends to vigorously defend against the allegations in the Antipodean Amended Complaint.  However, there can be no assurance that the defense will be successful. As required under ASC 450, “Contingencies’, the Company accrues for contingencies when it believes that a loss is probable and that it can reasonably estimate the amount of any such loss. The Company has not recorded any accrual for contingent liabilities associated with the Antipodean litigation based on its belief that a potential loss is reasonably possible, but that any possible range of loss in these matters cannot be reasonably estimated at this time.

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

While the motion to dismiss remained pending, on November 19, 2018, Plaintiffs filed a motion for leave to file a supplemental consolidated complaint, and on November 20, 2018, the Court granted that motion. On November 27, 2018, Plaintiffs filed their supplemental complaint (the “Supplemental Derivative Complaint”), which adds allegations concerning the Company’s, Mr. Mahaffy’s and Mr. Mast’s settlements with the United States Securities and Exchange Commission. Pursuant to a briefing schedule entered by the Court, the defendants filed a supplemental motion to dismiss the Supplemental Derivative Complaint on February 6, 2019; plaintiffs filed an opposition brief on February 22, 2019; and the defendants filed a reply brief on March 5, 2019. Oral argument on the defendants’ motions to dismiss has been rescheduled for June 19, 2019.

The Company intends to vigorously defend against the allegations in the Supplemental Derivative Complaint, but there can be no assurance that the defense will be successful.

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

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017.  The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. Clovis and/or either opponent have an opportunity to appeal the written decision of the European Opposition Division. Notices of appeal were filed before April 14, 2019 by Clovis and one of the opponents, Hexal, and appeal briefs are due June 14, 2019.

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

There were no material changes to the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2018, other than as highlighted below in connection with entering into the ATHENA clinical trial financing agreement. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

Our ATHENA clinical trial financing agreement contains a number of covenants and other provisions, which, if violated, could result in the immediate acceleration of our outstanding indebtedness.

Pursuant to our ATHENA clinical trial financing agreement, we are required to repay amounts we borrow from the lenders, capped at specific quarterly amounts, based upon the revenues generated from the sales of Rubraca and other amounts we receive in connection with any out-licensing arrangement or settlement we may enter into with respect to Rubraca. If the total payments made on or prior to December 30, 2025 are less than the total amount borrowed prior to such time, we also would be required to make an additional lump-sum payment to the lenders equal to the amount of that shortfall on that date. Following that date, quarterly payments continue until the lenders have received payments equal to twice the amount borrowed under the financing agreement.

Pursuant to the financing agreement, we have agreed to certain limitations on our operations, including limitations on dividends, stock repurchases and repayments of certain indebtedness, and to certain covenants, including with respect to the conduct of the ATHENA trial. Our obligations under the financing agreement are secured by first priority security interests in all of our assets related to Rubraca, including intellectual property rights.

If an event of default (including a breach or default under, or termination of, any of our material in-license agreements and defaults under our other material indebtedness) occurs under the financing agreement, the lenders have the right to demand immediate repayment of our obligations, which may be as high as the greater of (x) twice the amount borrowed thereunder and (y) the amount borrowed thereunder plus either $35 million (if the payment is made in 2019) or $50 million (if the payment is made after 2019).

In addition, if we do not pay our obligations under the financing agreement when due, including at maturity or upon the occurrence of a liquidity event, which includes a change of control of us or upon demand following the occurrence of an event of default, the lenders would have the right to foreclose on the assets we have pledged as collateral and sell those assets, with the proceeds of the sale being applied to repay the indebtedness.

There can be no assurance that we will not breach the covenants or other terms of, or that an event of default will not occur under, the financing agreement and, if a breach or event of default occurs, there can be no assurance that we will be able to obtain necessary waivers or amendments from the lenders or refinance the related indebtedness on terms we find acceptable, or at all. A default under the financing agreement may also trigger defaults under the indentures governing our senior convertible notes.

As a result, any failure to pay our obligations when due, any breach or default of our covenants or other obligations under the financing agreement, or any other event that allows any lender to demand immediate repayment of borrowings, could have a material adverse effect on our business, results of operations, financial condition and prospects. Furthermore, the financing agreement may make us less attractive to potential acquirers; and in the event of a change of control of us, the required discharge of the financing agreement out of our available cash or acquisition proceeds would reduce proceeds available to our stockholders.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture dated as of September 9, 2014, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.3(16)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4(16)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.5+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.6+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.8+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.9+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.14+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.15+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.17+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.18+(17)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.19+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.20+(6)	Indemnification Agreement, dated as of March 22, 2012, between Clovis Oncology, Inc. and Steven L. Hoerter.

10.21+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.23(7)

Stock Purchase Agreement, dated as of November 19, 2013, by and among Clovis Oncology, Inc., EOS (Ethical Oncology Science) S.P.A., the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.24*(7)

Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.P.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.25+(12)	Indemnification Agreement, effective as of August 3, 2015, between Clovis Oncology, Inc. and Lindsey Rolfe.

10.26+(19)	Amended and Restated Employment Agreement, dated as of February 27, 2019, by and between Clovis Oncology, Inc. and Clovis Oncology UK Limited and Lindsey Rolfe.

10.27+(12)	Indemnification Agreement, effective as of February 1, 2016, between Clovis Oncology, Inc. and Dale Hooks.

10.28+(12)	Employment Agreement, effective as of February 1, 2016, by and between Clovis Oncology, Inc. and Dale Hooks.

10.29+(9)	Indemnification Agreement, dated as of February 17, 2016, between Clovis Oncology, Inc. and Daniel W. Muehl.

10.30+(15)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.31+(10)	Salary Waiver Letter, dated as of May 9, 2016, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.32*(11)	First Amendment to License Agreement, between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.33+(13)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.34*(13)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

10.35*(14)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017

10.36+(18)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Robert W. Azelby.

10.37+(18)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Richard A. Fair.

10.38+(19)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Paul Gross.

10.39+(19)	Indemnification Agreement, dated as of September 9, 2016, by and between Clovis Oncology, Inc. and Paul Gross.

10.40(20)

Financing Agreement, dated as of May 1, 2019 among Clovis Oncology, Inc. (the “Company”), certain subsidiaries of the Company named therein, as Guarantors, the Lenders from time to time party thereto, and the Administrative Agent party thereto.

10.41(20)	Pledge and Security Agreement, dated as of May 1, 2019 among each of the Grantors party thereto and the Administrative Agent party thereto.

21.1(17)	List of Subsidiaries of Clovis Oncology, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(10)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(12)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(13)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(14)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(17)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 2, 2018.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(19)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.

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

Date: May 7, 2019	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive President of Finance and Principal Financial and Accounting Officer