Form 10-Q
period 2019-06-30
Clovis Oncology, Inc.
filed 2019-08-02
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2019.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	◻
Non-accelerated filer	◻	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 26, 2019 was 54,656,539.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues:
Product revenue	$32,978	$23,757	$66,096	$42,279
Operating expenses:
Cost of sales - product	6,445	4,490	13,851	8,495
Cost of sales - intangible asset amortization	1,217	709	2,337	1,080
Research and development	70,746	52,707	132,777	96,250
Selling, general and administrative	48,029	44,864	95,791	84,138
Total expenses	126,437	102,770	244,756	189,963
Operating loss	(93,459)	(79,013)	(178,660)	(147,684)
Other income (expense):
Interest expense	(3,817)	(3,581)	(7,407)	(6,216)
Foreign currency loss	(226)	(104)	(419)	(185)
Legal settlement loss	(25,000)	(20,000)	(25,000)	(27,975)
Other income	1,899	1,475	4,300	2,883
Other expense, net	(27,144)	(22,210)	(28,526)	(31,493)
Loss before income taxes	(120,603)	(101,223)	(207,186)	(179,177)
Income tax benefit	176	33	336	292
Net loss	$(120,427)	$(101,190)	$(206,850)	$(178,885)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1)	(3,470)	(6)	(1,953)
Net unrealized gain on available-for-sale securities, net of tax	77	86	152	81
Other comprehensive (loss) income:	76	(3,384)	146	(1,872)
Comprehensive loss	$(120,351)	$(104,574)	$(206,704)	$(180,757)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(2.27)	$(1.94)	$(3.91)	$(3.48)
Basic and diluted weighted average common shares outstanding	53,028	52,223	52,960	51,425

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share amounts)

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$108,607	$221,876
Accounts receivable, net	15,375	12,889
Inventories, net	26,581	27,072
Available-for-sale securities	207,306	298,270
Prepaid research and development expenses	3,498	3,579
Other current assets	17,377	8,613
Total current assets	378,744	572,299
Inventories	107,670	113,908
Deposit on inventory	12,350	12,350
Property and equipment, net	15,802	26,524
Right-of-use assets, net	22,383	—
Intangible assets, net	65,343	51,930
Goodwill	63,074	63,074
Other assets	20,609	23,475
Total assets	$685,975	$863,560
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$18,503	$28,517
Accrued research and development expenses	34,637	29,676
Lease liabilities	4,332	—
Accrued liability for legal settlement	21,000	—
Other accrued expenses	27,626	67,556
Total current liabilities	106,098	125,749
Long-term lease liabilities - less current portion	24,946	—
Convertible senior notes	576,763	575,470
Borrowings under financing agreement	6,893	—
Other long-term liabilities	1,257	15,872
Total liabilities	715,957	717,091
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share, 200,000,000 and 100,000,000 shares authorized at June 30, 2019 and December 31, 2018, respectively; 53,170,479 and 52,797,516 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	53	53
Additional paid-in capital	2,064,393	2,034,142
Accumulated other comprehensive loss	(44,488)	(44,634)
Accumulated deficit	(2,049,940)	(1,843,092)
Total stockholders' equity (deficit)	(29,982)	146,469
Total liabilities and stockholders' equity (deficit)	$685,975	$863,560

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
January 1, 2019	52,797,516	$53	$2,034,142	$(44,634)	$(1,843,092)	$146,469
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—
Exercise of stock options	83,132	—	1,093	—	—	1,093
Issuance of common stock from vesting of restricted stock units	113,402	—	—	—	—	—
Share-based compensation expense	—	—	13,639	—	—	13,639
Net unrealized gain on available-for-sale securities	—	—	—	75	—	75
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(86,421)	(86,421)
March 31, 2019	52,994,050	53	2,048,874	(44,564)	(1,929,513)	74,850
Issuance of common stock under employee stock purchase plan	92,275	—	1,166	—	—	1,166
Exercise of stock options	20,741	—	223	—	—	223
Issuance of common stock from vesting of restricted stock units	63,413	—	—	—	—	—
Share-based compensation expense	—	—	14,130	—	—	14,130
Net unrealized gain on available-for-sale securities	—	—	—	77	—	77
Foreign currency translation adjustments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(120,427)	(120,427)
June 30, 2019	53,170,479	$53	$2,064,393	$(44,488)	$(2,049,940)	$(29,982)

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
January 1, 2018	50,565,119	$51	$1,887,197	$(42,173)	$(1,477,441)	$367,634
Exercise of stock options	21,463	—	514	—	—	514
Issuance of common stock from vesting of restricted stock units	110,889	—	—	—	—	—
Share-based compensation expense	—	—	11,913	—	—	11,913
Net unrealized gain on available-for-sale securities	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	1,517	—	1,517
Adoption of new revenue recognition standard	—	—	—	—	2,356	2,356
Net loss	—	—	—	—	(77,694)	(77,694)
March 31, 2018	50,697,471	51	1,899,624	(40,661)	(1,552,779)	306,235
Issuance of common stock, net or issuance costs	1,837,898	2	93,752	—	—	93,754
Issuance of common stock under employee stock purchase plan	35,636	—	1,377	—	—	1,377
Exercise of stock options	25,753	—	703	—	—	703
Issuance of common stock from vesting of restricted stock units	40,617	—	—	—	—	—
Share-based compensation expense	—	—	14,855	—	—	14,855
Net unrealized gain on available-for-sale securities	—	—	—	86	—	86
Foreign currency translation adjustments	—	—	—	(3,470)	—	(3,470)
Adoption of new revenue recognition standard	—	—	—	—	—	—
Net loss	—	—	—	—	(101,190)	(101,190)
June 30, 2018	52,637,375	$53	$2,010,311	$(44,045)	$(1,653,969)	$312,350

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2019	2018

Operating activities
Net loss	$(206,850)	$(178,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	27,769	26,768
Depreciation and amortization	3,632	1,507
Amortization of premiums and discounts on available-for-sale securities	(884)	693
Amortization of debt issuance costs	1,324	895
Legal settlement loss	21,000	—
Allowance for obsolete inventories	289	—
Lease liabilities	(622)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,491)	(2,786)
Inventory	(35,640)	(35,543)
Prepaid and accrued research and development expenses	5,041	102
Deposit on inventory	—	(33,476)
Other operating assets	(4,965)	(3,881)
Accounts payable	(1,393)	860
Other accrued expenses	(2,698)	12,902
Net cash used in operating activities	(196,488)	(210,844)
Investing activities
Purchases of property and equipment	(1,484)	(2,208)
Purchases of available-for-sale securities	(205,779)	(125,000)
Sales of available-for-sale securities	296,845	10,000
Acquired in-process research and development - milestone payment	(15,750)	(55,000)
Net cash provided by (used in) investing activities	73,832	(172,208)
Financing activities
Proceeds from the sale of common stock, net of issuance costs	—	93,754
Proceeds from the issuance of convertible senior notes, net of issuance costs	—	291,035
Proceeds from borrowings under financing agreement, net of issuance costs	6,862	—
Proceeds from the exercise of stock options and employee stock purchases	2,482	2,593
Net cash provided by financing activities	9,344	387,382
Effect of exchange rate changes on cash and cash equivalents	43	(207)
(Decrease) increase in cash and cash equivalents	(113,269)	4,123
Cash and cash equivalents at beginning of period	221,876	464,198
Cash and cash equivalents at end of period	$108,607	$468,321
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,469	$3,594
Non-cash investing and financing activities:
Vesting of restricted stock units	$4,283	$8,357

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this is a conditional approval, it will be necessary to complete certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the EU and is now the first to be authorized for both treatment and maintenance treatment among eligible patients with ovarian cancer. We completed our launch of Rubraca as maintenance therapy in Germany and the United Kingdom in March 2019 and we plan to launch in other EU countries during 2019 and 2020.

In addition to Rubraca, we have one other product candidate. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for the development of lucitanib in combination with a PD-1 inhibitor, and a Clovis-sponsored study of lucitanib in combination with nivolumab is underway in advanced gynecologic cancers and other solid tumors. In addition, we have initiated a study of lucitanib in combination with Rubraca in ovarian cancer, based on encouraging data of VEGF and PARP inhibitors in combination. Each of these Phase 1b/2 studies is currently enrolling patients. We hold the global development and commercialization rights (except for China) for lucitanib.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting”, simplifies the accounting for share-based payment granted to nonemployees for goods and services. Under the standard, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted ASU 2018-07 as of January 1, 2019. There was no material impact on our consolidated financial statements and related disclosures.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2019
Assets:
Money market	$67,093	$67,093	$—	$—
U.S. treasury securities	207,306	—	207,306	—
Total assets at fair value	$274,399	$67,093	$207,306	$—
December 31, 2018
Assets:
Money market	$81,968	$81,968	$—	$—
U.S. treasury securities	308,251	9,981	298,270	—
Total assets at fair value	$390,219	$91,949	$298,270	$—

There we no liabilities that were measured at fair value on a recurring basis as of June 30, 2019. There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three and six months ended June 30, 2019.

Financial instruments not recorded at fair value include our convertible senior notes. At June 30, 2019, the carrying amount of the 2021 Notes was $284.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $256.2 million. At June 30, 2019, the carrying amount of the 2025 Notes was $292.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $184.7 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of these notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 10, Long-term Debt for discussion of the convertible senior notes.

4. Available-for-Sale Securities

As of June 30, 2019, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$207,189	$117	$—	$207,306

As of December 31, 2018, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$298,305	$—	$(35)	$298,270

As of June 30, 2019, there were no available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months.

As of June 30, 2019, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$207,189	$207,306
Due in one year to two years	—	—
Total	$207,189	$207,306

5. Inventories

The following table presents current and long-term inventories as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
Work-in-process	$120,324	$126,620
Finished goods	14,132	14,360
Allowance for obsolete inventories	(205)	—
Total inventories	$134,251	$140,980

Some of the costs related to our finished goods on-hand as of December 31, 2018 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016.

At June 30, 2019, we had $26.6 million of current inventory and $107.7 million of long-term inventory. In addition, we had $12.4 million long-term deposit on inventory, which consists of API which we expect to be converted to finished goods and sold beyond the next twelve months.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid insurance	$1,054	$243
Prepaid advertising	613	1,802
Prepaid legal	399	—
Prepaid IT	761	666
Prepaid expenses - other	3,178	2,672
Value-added tax ("VAT") receivable	9,634	—
Receivable - other	1,615	2,274
Other	123	956
Total	$17,377	$8,613

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
Intangible asset - milestones	$71,850	$56,100
Accumulated amortization	(6,507)	(4,170)
Total intangible asset, net	$65,343	$51,930

The increase in our intangible asset – milestones since December 31, 2018 is due to a $15.0 million milestone payment to Pfizer related to the January 2019 European Commission approval and a $0.75 million milestone payment in June 2019 due to the launch of Rubraca as maintenance therapy in Germany in March 2019. See Note 13, License Agreements for further discussion of these approvals.

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded amortization expense of $1.2 million and $2.3 million related to capitalized milestone payments during the three and six months ended June 30, 2019, respectively. We recorded amortization expense of $0.7 million and $1.1 million related to capitalized milestone payments during the three and six months ended June 30, 2018.

Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2019	$2,423
2020	4,847
2021	4,847
2022	4,847
2023	4,847
Thereafter	43,532
$65,343

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	June 30,	December 31,
	2019	2018
Accrued personnel costs	$11,666	$15,265
Accrued interest payable	2,921	2,721
Income tax payable	908	847
Accrued corporate legal fees and professional services	571	677
Accrued royalties	4,490	4,854
Accrued variable considerations	3,609	2,183
Current portion of capital lease obligations	—	1,031
Purchase of API received not yet invoiced	270	35,472
Accrued expenses - other	3,191	4,506
Total	$27,626	$67,556

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

The components of a lease should be split into three categories: lease components (e.g. land, building, etc.), non-lease components (e.g. common area maintenance, maintenance, consumables, etc.) and non-components (e.g. property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values assigned to the lease components and non-lease components.

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

We have a finance lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API.

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended June 30,	Six months ended June 30,
	2019	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$356	$712
Interest on lease liabilities	179	363
Operating lease cost	994	2,144
Short-term lease cost	48	97
Variable lease cost	645	1,369
Total lease cost	$2,222	$4,685

Operating cash flows from finance leases	$179	$363
Operating cash flows from operating leases	$994	$2,144
Financing cash flows from finance leases	$255	$505

The weighted-average remaining lease term and weighted-average discount rate were as follows:

June 30,
2019
Weighted-average remaining lease term (years)
Operating leases	6.8
Finance leases	6.5
Weighted-average discount rate
Operating leases	8%
Finance leases	8%

Future minimum commitments due under these lease agreements as of June 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remaining six months)	$2,410	$868	$3,278
2020	4,626	1,736	6,362
2021	4,737	1,736	6,473
2022	2,794	1,736	4,530
2023	2,350	1,736	4,086
Thereafter	9,874	3,472	13,346
Present value adjustment	(6,289)	(2,508)	(8,797)
Present value of lease payments	$20,502	$8,776	$29,278

10. Long-term Debt

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

As of June 30, 2019 and December 31, 2018, the balance of unamortized debt issuance costs related to the 2021 Notes and 2025 Notes was $10.7 million and $12.0 million, respectively.

TPG Financing Agreement

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

Payments are based on a certain percentage of the revenues generated from the sales and any future out-licensing of Rubraca with quarterly payment capped at $8.5 million, unless the label portion of the Rubraca NDA is expanded by the FDA to include such label the treatment of an indication resulting from the ATHENA Trial, in which case the quarterly payment is capped at $13.5 million. The maximum amount required to be repaid under the agreement is two times the aggregate borrowed amount, which may be $350 million in the event we borrow the full $175 million under the financing agreement.

In the event we have not made payments on or before December 30, 2025 equal to at least the borrowed amount, we are required to make a lump sum payment in an amount equal to such borrowed amount less the aggregate of all prior quarterly payments described above. All other payments are contingent on the performance of Rubraca. There is no final maturity date on the financing agreement.

Our obligations under the financing agreement will be secured under a Pledge and Security agreement by a first priority security interest in all of our assets related to Rubraca, including intellectual property rights and a pledge of the equity of our wholly owned subsidiaries, Clovis Oncology UK Limited and Clovis Oncology Ireland Limited. In addition, the obligations will initially be guaranteed by Clovis Oncology UK Limited and Clovis Oncology Ireland Limited, secured by a first priority security interest in all the assets of those subsidiary.

For the six months ended June 30, 2019, we recorded the $8.6 million initial draw as a long-term liability on the Consolidated Balance Sheet and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheet. As of June 30, 2019, we incurred $1.7 million of debt issuance costs. The debt issuance costs are presented as a deduction from the TPG financing liability on the Consolidated Balance Sheet and are amortized as interest expense over the expected life of the financing agreement using the straight-line method. As of June 30, 2019, the balance of unamortized debt issuance costs was $1.7 million.

For the six months ended June 30, 2019,we used an effective interest rate of 14.8%. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

The following table sets forth total interest expense recognized during the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Interest on 2021 Notes and 2025 Notes	$2,734	$2,547	$5,469	$4,344
Amortization of debt issuance costs	679	569	1,324	895
Interest on finance lease	179	—	363	—
Interest on borrowings under financing agreement	199	—	199	—
Accretion of interest on milestone liability	—	465	—	977
Other interest	26	—	52	—
Total interest expense	$3,817	$3,581	$7,407	$6,216

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended June 30, 2019 and 2018, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2019	2018	2019	2018	2019	2018
Balance at April 1,	$(44,465)	$(40,400)	$(99)	$(261)	$(44,564)	$(40,661)
Other comprehensive (loss) income	(1)	(3,944)	77	88	76	(3,856)
Total before tax	(44,466)	(44,344)	(22)	(173)	(44,488)	(44,517)
Tax effect	—	474	—	(2)	—	472
Balance at June 30,	$(44,466)	$(43,870)	$(22)	$(175)	$(44,488)	$(44,045)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the six months ended June 30, 2019 and 2018, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2019	2018	2019	2018	2019	2018
Balance at January 1,	$(44,460)	$(41,917)	$(174)	$(256)	$(44,634)	$(42,173)
Other comprehensive (loss) income	(6)	(1,953)	152	81	146	(1,872)
Total before tax	(44,466)	(43,870)	(22)	(175)	(44,488)	(44,045)
Tax effect	—	—	—	—	—	—
Balance at June 30,	$(44,466)	$(43,870)	$(22)	$(175)	$(44,488)	$(44,045)

The period change in each of the periods was primarily due to the deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in each of the three and six months ended June 30, 2019 and 2018.

12. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and six months ended June 31, 2019 and 2018 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Research and development	$6,633	$4,966	$13,244	$10,342
Selling, general and administrative	7,497	9,889	14,525	16,426
Total share-based compensation expense	$14,130	$14,855	$27,769	$26,768

We did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 30, 2019 and 2018, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of June 30, 2019.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the six months ended June 30, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2018	6,311,513	$46.05
Granted	861,887	21.71
Exercised	(103,873)	12.67
Forfeited	(251,924)	55.19
Outstanding at June 30, 2019	6,817,603	$43.15	6.2	$3,116
Unvested as of June 30, 2019	6,556,485	$43.51	6.1	$3,103
Vested and exercisable at June 30, 2019	4,696,283	$46.62	5.0	$3,016

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $14.87 as of June 28, 2019, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Weighted-average grant date fair value per share	$11.33	$35.56	$15.81	$41.69
Intrinsic value of options exercised	$198	$610	$963	$1,372
Cash received from stock option exercises	$222	$702	$1,316	$1,216

As of June 30, 2019, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $50.0 million and the estimated weighted-average remaining vesting period was 2.2 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the six months ended June 30, 2019:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2018	795,684	$47.73
Granted	2,029,274	25.52
Vested	(176,815)	50.24
Forfeited	(161,626)	35.42
Unvested as of June 30, 2019	2,486,517	$30.22
Expected to vest after June 30, 2019	2,100,892	$30.41

As of June 30, 2019, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $58.5 million and the estimated weighted-average remaining vesting period was 2.5 years.

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

In June 2019, we paid a $0.75 million milestone payment due to the launch of Rubraca as maintenance therapy in Germany in March 2019.

These milestone payments were recognized as intangible assets and will be amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all remaining development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.0 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with Rubraca under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of Rubraca for the uses claimed by these patents. AstraZeneca receives royalties on any net sales of Rubraca.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Six months ended June 30,
	2019	2018
Common shares under option plans	3,133	3,723
Convertible senior notes	8,584	8,584
Total potential dilutive shares	11,717	12,307

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

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the production train became operational in October 2018, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of June 30, 2019, $101.3 million of purchase commitments exist under the Agreement.

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

Rociletinib-Related Litigation

Following Clovis’ regulatory announcement in November 2015 of adverse developments in its ongoing clinical trials for rociletinib, Clovis and certain of its current and former executives were named in various securities lawsuits, the largest of which was a putative class action lawsuit in the District of Colorado (the “Medina Action”) which was settled on October 26, 2017 (the “Medina Settlement”). The remaining actions are discussed below.

On November 10, 2016, Antipodean Domestic Partners (“Antipodean”) filed a complaint (the “Antipodean Complaint”) against Clovis and certain of its officers, directors and underwriters in New York Supreme Court, County of New York. The Antipodean Complaint alleged that the defendants violated certain sections of the Securities Act by making allegedly false statements to Antipodean and in the offering materials for the July 2015 Offering relating to the efficacy of rociletinib, its safety profile, and its prospects for market success. In addition to the Securities Act claims, the Antipodean Complaint also asserted Colorado state law claims and common law claims. Both the state law and common law claims are based on allegedly false and misleading statements regarding rociletinib’s progress toward FDA approval. The Antipodean Complaint sought compensatory, recessionary, and punitive damages. On December 15, 2016, the Antipodean Plaintiffs filed an amended complaint (the “Amended Complaint”) asserting substantially the same claims against the same defendants and purporting to correct certain details in the original Antipodean Complaint.

On June 14, 2019, Clovis and Antipodean entered into an agreement (the “Settlement Agreement”) to settle the lawsuit. Pursuant to the Settlement Agreement, Clovis agreed to pay Antipodean $4.0 million in cash and issue 1,482,058 shares of common stock of the Company (the “Settlement Shares”) and Antipodean agreed to dismiss the lawsuit and release Clovis, its officers and directors and underwriters from any potential liability related to the allegations asserted in the Amended Complaint. The settlement contains no admission of wrongdoing.

The cash portion of the settlement was paid on June 18, 2019. At June 30, 2019, the liability for the issuance of the shares was recorded to accrued liability for legal settlement on the Consolidated Balance Sheets in the amount of $21.0 million. Clovis issued the Settlement Shares on July 1, 2019, whereby the issuance of the shares was recorded in common stock and additional paid-in capital and the accrued liability for legal settlement was cleared.

Clovis registered under the Securities Act the resale of the Settlement Shares by Antipodean. On July 3, 2019, pursuant to the Settlement Agreement, Clovis and Antipodean filed a Stipulation of Discontinuance with Prejudice, which was entered by the court on July 5, 2019.

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

While the motion to dismiss remained pending, on November 19, 2018, Plaintiffs filed a motion for leave to file a supplemental consolidated complaint, and on November 20, 2018, the Court granted that motion. On November 27, 2018, Plaintiffs filed their supplemental complaint (the “Supplemental Derivative Complaint”), which adds allegations concerning the Company’s, Mr. Mahaffy’s and Mr. Mast’s settlements with the United States Securities and Exchange Commission. Pursuant to a briefing schedule entered by the Court, the defendants filed a supplemental motion to dismiss the Supplemental Derivative Complaint on February 6, 2019; plaintiffs filed an opposition brief on February 22, 2019; and the defendants filed a reply brief on March 5, 2019. The Court held oral arguments on the defendants’ motions to dismiss on June 19, 2019. At the oral arguments, the Court ordered the parties to submit supplemental letter briefs on the motion to dismiss; plaintiffs filed their letter brief on June 25, 2019 and the defendants filed theirs on July 1, 2019.

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

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017.  The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. In June 2019, Clovis and one opponent, Hexal, filed briefs appealing the written decision of the European Opposition Division and responses to the appeal briefs are due by November 4, 2019.

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this is a conditional approval, it will be necessary to complete certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the EU and is now the first to be authorized for both treatment and maintenance treatment among eligible patients with ovarian cancer. We completed our launch of Rubraca as maintenance therapy in Germany and the United Kingdom in March 2019 and we plan to launch in other EU countries during 2019 and 2020.

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

The initial TRITON2 data presented at ESMO 2018 demonstrated a 44% confirmed objective response rate by investigator assessment in 25 RECIST/PCWG3 response-evaluable patients with a BRCA1/2 alteration. The median duration of response in these patients had not yet been reached at time of presentation. In addition, a 51% confirmed prostate-specific antigen (“PSA”) response rate was observed in 45 PSA response-evaluable patients with a BRCA1/2 alteration. In August 2019, we plan to provide an update to the FDA on the TRITON2 data for patients with BRCA-mutant mCRPC, and the data includes response rates consistent with those shown at ESMO 2018. In the initial TRITON2 data presented at ESMO 2018, the most common treatment-emergent adverse events (“TEAEs”) of any grade (CTCAE Grade 1-4) in all patients regardless of causality included asthenia/fatigue (44.7%, or 38/85), nausea (42.4%, or 36/85), anemia/decreased hemoglobin (28.2%, or 24/85), decreased appetite (28.2%, or 24/85) and constipation (22.4%, or 19/85). Five patients (5.9%) discontinued therapy due to a non-progression TEAE. One patient died due to disease progression. Safety data for Rubraca in men with mCRPC continues to be consistent with those observed in patients with ovarian cancer and other solid tumors.

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

We are continuing to evaluate the potential for rucaparib in combination with other agents for the treatment of a variety of solid tumors. Our planned Phase 2 pan-tumor study in patients with solid tumors associated with deleterious mutations in homologous recombination repair genes is expected to begin by year-end 2019.

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which permits the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. U.S. Patent 6,495,541 directed to the rucaparib composition of matter and its equivalent counterparts issued in dozens of countries, expires in 2020 and are potentially eligible for up to five years patent term extension in various jurisdictions. We believe that patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) could be available to extend our patent exclusivity for rucaparib to the fourth quarter of 2023 in the United States. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates ranging from 2020 through potentially 2035, including the rucaparib camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031 and a patent family directed to high dosage strength rucaparib tablets that expires in 2035. As of 2019, the rucaparib camsylate salt/polymorph patent was issued in 49 countries to date (including US and Europe), with applications pending in 9 countries, the rucaparib composition of matter patent was issued in 48 countries and the high dosage strength rucaparib tablets patent was issued in the U.S. and is pending in Europe and in 14 countries. Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. European oppositions are commonly filed against patents related to pharmaceutical products. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. In June 2019, Clovis and one opponent, Hexal, filed briefs appealing the written decision of the European Opposition Division and responses to the appeal briefs are due by November 4, 2019. All claims in the originally granted patent will remain in force until the Technical Board of Appeal issues its decision. The rucaparib camsylate salt/polymorph patent expires in 2031. We have filed for patent term extension under a supplementary protection certificate for Rubraca in the European counterpart of the rucaparib camsylate salt/polymorph patent and believe that extension could be available to 2033. Patents in our high dosage strength rucaparib tablets patent family issued in the United States, with claims that cover the commercial Rubraca product, including all commercial dosage strengths expire in 2035. Additionally, in Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

In addition to Rubraca, we have one other product candidate. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and a Clovis-sponsored study of lucitanib in combination with nivolumab is underway in advanced gynecologic cancers and other solid tumors. In addition, we have initiated a study of lucitanib in combination with Rubraca in ovarian cancer, based on encouraging data of VEGF and PARP inhibitors in combination. Each of these Phase 1b/2 studies is currently enrolling patients. We hold the global development and commercialization rights (except for China) for lucitanib.

In early 2019, we provided notice to Celgene Corporation exercising the right to terminate our license to rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”). That termination became effective in the second quarter of 2019.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the six months ended June 30, 2019 and 2018, we have generated $66.1 million and $42.3 million, respectively, in product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016.

We have never been profitable and, as of June 30, 2019, we had an accumulated deficit of $2,049.9 million. We incurred net losses of $206.9 million and $178.9 million for the six months ended June 30, 2019 and 2018, respectively. We had cash, cash equivalents and available-for-sale securities totaling $315.9 million at June 30, 2019.

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

In June 2019, we paid a $0.75 million milestone payment due to the launch of Rubraca as maintenance therapy in Germany in March 2019.

These milestone payments were recognized as intangible assets and will be amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all remaining development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.0 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on our net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

In April 2012, we entered into a license agreement with AstraZeneca UK Limited to acquire exclusive rights associated with Rubraca under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of Rubraca for the uses claimed by these patents. AstraZeneca receives royalties on any net sales of Rubraca.

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

In the three and six months ended June 30, 2019, we recorded product revenue of $33.0 million and $66.1 million, respectively, related to sales of Rubraca, which we began to commercialize on December 19, 2016. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, the EU and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the six months ended June 30, 2019, the supply of this free drug was approximately 21% of the overall commercial supply or the equivalent of $17.7 million in commercial value.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our product candidates and companion diagnostics, which include:

●	license fees and milestone payments related to the acquisition of in-licensed products, which are reported on our Consolidated Statements of Operations and Comprehensive Loss as acquired in-process research and development;
●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	expenses incurred under agreements with contract research organizations (“CROs”) and investigative sites that conduct our clinical trials;
●	the cost of acquiring, developing and manufacturing clinical trial materials;
●	costs associated with non-clinical activities and regulatory operations;
●	market research, disease education and other commercial product planning activities; and
●	activities associated with the development of companion diagnostics for our product candidates.

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses increased in the three and six months ended June 30, 2019 compared to the same period in the prior year. We expect research and development costs to be higher for the full year 2019 compared to 2018. Thereafter, we expect research and development costs to flatten, and then trend lower in the following years, as the largest of our sponsored clinical trials near completion.

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

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)
Rucaparib Expenses
Research and development	$47,377	$33,049	$85,530	$57,556
Rucaparib Total	47,377	33,049	85,530	57,556
Lucitanib Expenses
Research and development	1,281	218	1,601	227
Lucitanib Total	1,281	218	1,601	227
Rociletinib Expenses
Research and development	$175	$579	525	1,594
Rociletinib Total	175	579	525	1,594
Personnel and other expenses	21,913	18,861	45,121	36,873
Total	$70,746	$52,707	$132,777	$96,250

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. We expect selling, general and administrative costs to be higher for the full year 2019 compared to 2018; however, these costs will continue to increase modestly as we prepare for anticipated product launches in a greater number of countries outside of the U.S. and launch activities for the anticipated prostate indication approval in 2020.

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

Results of Operations

Comparison of Three Months Ended June 30, 2019 and 2018:

The following table summarizes the results of our operations for the three months ended June 30, 2019 and 2018 (in thousands):

			Change
	Three months ended June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenues:
Product revenue	$32,978	$23,757	$9,221	39%
Operating expenses:
Cost of sales - product	6,445	4,490	(1,955)	(44)%
Cost of sales - intangible asset amortization	1,217	709	(508)	(72)%
Research and development	70,746	52,707	(18,039)	(34)%
Selling, general and administrative	48,029	44,864	(3,165)	(7)%
Total expenses	126,437	102,770	(23,667)	(23)%
Operating loss	(93,459)	(79,013)	(14,446)	(18)%
Other income (expense):
Interest expense	(3,817)	(3,581)	(236)	(7)%
Foreign currency loss	(226)	(104)	(122)	(117)%
Legal settlement loss	(25,000)	(20,000)	(5,000)	(25)%
Other income	1,899	1,475	424	29%
Other expense, net	(27,144)	(22,210)	(4,934)	(22)%
Loss before income taxes	(120,603)	(101,223)	(19,380)	(19)%
Income tax benefit	176	33	143	433%
Net loss	$(120,427)	$(101,190)	$(19,237)	(19)%

Product Revenue. Product revenue for the three months ended June 30, 2019 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and EU markets. We completed our launch of Rubraca as maintenance therapy in Germany and the UK in March 2019. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the three months ended June 30, 2019 was $32.7 million in the United States and $0.3 million outside of the United States. Variable considerations represented approximately 14.2% and 9.9% of the transaction price recognized in the three months ended June 30, 2019 and 2018, respectively. This increase is spread amongst several variable considerations; in addition, our launch of Rubraca in Germany and the UK in March 2019 contributed to the increase. Amounts are summarized as follows:

	Three months ended		Three months ended
	June 30, 2019		June 30, 2018
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$38,453	100.0%	$26,390	100.0%
Variable considerations:
Government rebates and chargebacks	3,514	9.1%	1,583	5.9%
Discounts and fees	1,961	5.1%	1,050	4.0%
Total variable considerations	5,475	14.2%	2,633	9.9%
Product revenue	$32,978	85.8%	$23,757	90.1%

Cost of Sales – Product. Product cost of sales for the three months ended June 30, 2019 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. In the three months ended June 30, 2019 and 2018, we recognized cost of sales of $1.2 million and $0.7 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses increased during the three months ended June 30, 2019 compared to the same period in the prior year primarily due to higher research and development costs for rucaparib. Clinical trial costs for rucaparib were higher compared to the same period a year ago primarily due to increased costs related to our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer. In addition, personnel costs increased during the three months ended June 30, 2019 due to higher headcount to support increased rucaparib clinical trial activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the three months ended June 30, 2019 compared to the same period in the prior year primarily due to increased commercialization activities for Rubraca and the increase of costs associated with building out the European infrastructure with the commercialization that occurred on March 1, 2019. This includes an increase of $1.7 million in personnel costs.

Interest Expense. Interest expense increased during the three months ended June 31, 2019 compared to the same period in the prior year primarily due to the issuance of the 2025 Notes on April 19, 2018.

Legal Settlement Loss. During the second quarter of 2018, we recorded a one-time charge of $20.0 million related to an agreement reached with the SEC to resolve its investigation. During the second quarter of 2019, we recorded a one-time charge of $25.0 million to settle the Antipodean Complaint. See Note 15, Commitments and Contingencies for further information regarding this complaint and other legal proceedings.

Other Income. Other income increased during the three months ended June 30, 2019 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Comparison of Six Months Ended June 30, 2019 and 2018:

The following table summarizes the results of our operations for the six months ended June 30, 2019 and 2018 (in thousands):

			Change
	Six months ended June 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenues:
Product revenue	$66,096	$42,279	$23,817	56%
Operating expenses:
Cost of sales - product	13,851	8,495	(5,356)	(63)%
Cost of sales - intangible asset amortization	2,337	1,080	(1,257)	(116)%
Research and development	132,777	96,250	(36,527)	(38)%
Selling, general and administrative	95,791	84,138	(11,653)	(14)%
Total expenses	244,756	189,963	(54,793)	(29)%
Operating loss	(178,660)	(147,684)	(30,976)	(21)%
Other income (expense):
Interest expense	(7,407)	(6,216)	(1,191)	(19)%
Foreign currency loss	(419)	(185)	(234)	(126)%
Legal settlement loss	(25,000)	(27,975)	2,975	11%
Other income	4,300	2,883	1,417	49%
Other expense, net	(28,526)	(31,493)	2,967	9%
Loss before income taxes	(207,186)	(179,177)	(28,009)	(16)%
Income tax benefit	336	292	44	15%
Net loss	$(206,850)	$(178,885)	$(27,965)	(16)%

Product Revenue. Product revenue for the six months ended June 30, 2019 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and EU markets. We completed our launch of Rubraca as maintenance therapy in Germany and the UK in March 2019. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the six months ended June 30, 2019 was $64.6 million in the United States and $1.5 million outside of the United States. Variable considerations represented approximately 14.1% and 10.2% of the transaction price recognized in the six months ended June 30, 2019 and 2018, respectively. This increase is spread amongst several variable considerations; in addition, our launch of Rubraca in Germany and the UK in March 2019 contributed to the increase. Amounts are summarized as follows:

	Six months ended		Six months ended
	June 30, 2019		June 30, 2018
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$76,983	100.0%	$47,091	100.0%
Sales deductions:
Government rebates and chargebacks	6,902	9.0%	2,963	6.3%
Discounts and fees	3,985	5.2%	1,849	3.9%
Total sales deductions	10,887	14.1%	4,812	10.2%
Product revenue	$66,096	85.9%	$42,279	89.8%

Cost of Sales – Product. Product cost of sales for the six months ended June 30, 2019 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. In the six months ended June 30, 2019 and 2018, we recognized cost of sales of $2.3 million and $1.1 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses increased during the six months ended June 30, 2019 compared to the same period in the prior year primarily due to higher research and development costs for rucaparib. Clinical trial costs for rucaparib were higher compared to the same period a year ago due to increased enrollment in our TRITON3 study for prostate cancer. We have increased costs related to our ATLAS study for bladder cancer and our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer. Since our ATLAS study for bladder cancer was discontinued in April 2019, costs for this study should gradually decrease during the remainder of 2019. In addition, personnel costs increased during the six months ended June 30, 2019 due to higher headcount to support increased rucaparib clinical trial activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the six months ended June 30, 2019 compared to the same period in the prior year primarily due to increased commercialization activities for Rubraca and the increase of costs associated with building out the European infrastructure with the commercialization that occurred on March 1, 2019. This includes an increase of $5.0 million in personnel costs and $5.8 million in marketing costs.

Interest Expense. Interest expense increased during the six months ended June 31, 2019 compared to the same period in the prior year primarily due to the issuance of the 2025 Notes on April 19, 2018.

Legal Settlement Loss. During the first quarter of 2018, we recorded a one-time charge of $8.0 million related to an agreement to resolve a potential litigation claim against us and our officers. We also we recorded a one-time charge of $20.0 million related to an agreement reached with the SEC to resolve its investigation. During the second quarter of 2019, we recorded a one-time charge of $25.0 million to settle the Antipodean Complaint. See Note 15, Commitments and Contingencies for further information regarding this complaint and other legal proceedings.

Other Income. Other income increased during the six months ended June 30, 2018 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and convertible debt securities and the private placement of convertible debt securities and preferred stock. At June 30, 2019, we had cash, cash equivalents and available-for-sale securities totaling $315.9 million.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2019 and 2018 (in thousands):

	Six months ended June 30,
	2019	2018

Net cash used in operating activities	$(196,488)	$(210,844)
Net cash provided by (used in) investing activities	73,832	(172,208)
Net cash provided by financing activities	9,344	387,382
Effect of exchange rate changes on cash and cash equivalents	43	(207)
Net (decrease) increase in cash and cash equivalents	$(113,269)	$4,123

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the six months ended June 30, 2019 compared to the same period in the prior year primarily due to higher amounts paid for inventory during the six months ended June 30, 2018, partially offset by a higher net loss as adjusted for non-cash items.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 included sales of available-for-sale securities of $296.8 million partially offset by purchases of available-for-sale securities of $205.8 million and milestone payments of $15.8 million. Net cash used in investing activities in the same period in the prior year included purchases of available-for-sale securities of $125.0 million and milestone payments of $55.0 million partially offset by cash from sales of available-for-sale securities of $10.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 31, 2019 included $6.9 million proceeds from borrowings under our financing agreement and $2.5 million received from employee stock option exercises and issuance of stock under the employee stock purchase plan.

Net cash provided by financing activities for the six months ended June 30, 2018 included proceeds of $93.8 million from the sale of common stock, proceeds of $291.0 million from the issuance of convertible senior notes and $2.6 million received from employee stock option exercises and issuance of stock under the employee stock purchase plan.

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

As of June 30, 2019, we had cash, cash equivalents and available-for-sale securities totaling $315.9 million and total current liabilities of $106.1 million. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months. On May 1, 2019, we entered into a financing agreement in aggregate amount up to $175 million whereby we expect to borrow amounts required to reimburse our actual expenses incurred during each fiscal quarter, as such expenses are incurred, related to our ATHENA trial. We have agreed to repay the aggregate borrowed amount plus a return from revenues generated from sales of Rubraca on a quarterly basis, which is anticipated to begin in 2022. See Note 10, Long-term Debt, for additional information.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

●	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
●	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;
●	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and non-clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
●	the cost of commercialization activities, including marketing and distribution costs;
●	the cost of manufacturing any of our product candidates we successfully commercialize;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and
●	the timing, receipt and amount of sales, if any, of our product candidates.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2019, we had cash, cash equivalents and available-for-sale securities of $315.9 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigative sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Swiss company for the production and supply of the active ingredient for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a dedicated production train will be made in Swiss francs. Once the production train became operational in October 2018, we became obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025.

As of June 30, 2019, $101.3 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of June 30, 2019, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $13.2 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $6.3 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2019 and December 31, 2018, approximately 1% and 6%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Finance Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Finance Officer, management performed an evaluation as of June 30, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Finance Officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

Rociletinib-Related Litigation

Following Clovis’ regulatory announcement in November 2015 of adverse developments in its ongoing clinical trials for rociletinib, Clovis and certain of its current and former executives were named in various securities lawsuits, the largest of which was a putative class action lawsuit in the District of Colorado (the “Medina Action”) which was settled on October 26, 2017 (the “Medina Settlement”). The remaining actions are discussed below.

On November 10, 2016, Antipodean Domestic Partners (“Antipodean”) filed a complaint (the “Antipodean Complaint”) against Clovis and certain of its officers, directors and underwriters in New York Supreme Court, County of New York. The Antipodean Complaint alleged that the defendants violated certain sections of the Securities Act by making allegedly false statements to Antipodean and in the offering materials for the July 2015 Offering relating to the efficacy of rociletinib, its safety profile, and its prospects for market success. In addition to the Securities Act claims, the Antipodean Complaint also asserted Colorado state law claims and common law claims. Both the state law and common law claims are based on allegedly false and misleading statements regarding rociletinib’s progress toward FDA approval. The Antipodean Complaint sought compensatory, recessionary, and punitive damages. On December 15, 2016, the Antipodean Plaintiffs filed an amended complaint (the “Amended Complaint”) asserting substantially the same claims against the same defendants and purporting to correct certain details in the original Antipodean Complaint.

On June 14, 2019, Clovis and Antipodean entered into an agreement (the “Settlement Agreement”) to settle the lawsuit. Pursuant to the Settlement Agreement, Clovis agreed to pay Antipodean $4.0 million in cash and issue 1,482,058 shares of common stock of the Company (the “Settlement Shares”) and Antipodean agreed to dismiss the lawsuit and release Clovis, its officers and directors and underwriters from any potential liability related to the allegations asserted in the Amended Complaint. The settlement contains no admission of wrongdoing.

The cash portion of the settlement was paid on June 18, 2019. At June 30, 2019, the liability for the issuance of the shares was recorded to accrued liability for legal settlement on the Consolidated Balance Sheets in the amount of $21.0 million. Clovis issued the Settlement Shares on July 1, 2019, whereby the issuance of the shares was recorded in common stock and additional paid-in capital and the accrued liability for legal settlement was cleared.

Clovis registered under the Securities Act the resale of the Settlement Shares by Antipodean. On July 3, 2019, pursuant to the Settlement Agreement, Clovis and Antipodean filed a Stipulation of Discontinuance with Prejudice, which was entered by the court on July 5, 2019.

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

While the motion to dismiss remained pending, on November 19, 2018, Plaintiffs filed a motion for leave to file a supplemental consolidated complaint, and on November 20, 2018, the Court granted that motion. On November 27, 2018, Plaintiffs filed their supplemental complaint (the “Supplemental Derivative Complaint”), which adds allegations concerning the Company’s, Mr. Mahaffy’s and Mr. Mast’s settlements with the United States Securities and Exchange Commission. Pursuant to a briefing schedule entered by the Court, the defendants filed a supplemental motion to dismiss the Supplemental Derivative Complaint on February 6, 2019; plaintiffs filed an opposition brief on February 22, 2019; and the defendants filed a reply brief on March 5, 2019. The Court held oral arguments on the defendants’ motions to dismiss on June 19, 2019. At the oral arguments, the Court ordered the parties to submit supplemental letter briefs on the motion to dismiss; plaintiffs filed their letter brief on June 25, 2019 and the defendants filed theirs on July 1, 2019.

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

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017.  The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. In June 2019, Clovis and one opponent, Hexal, filed briefs appealing the written decision of the European Opposition Division and responses to the appeal briefs are due by November 4, 2019.

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

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(21)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture dated as of September 9, 2014, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.3(16)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4(16)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.5+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.6+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.8+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.9+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.14+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.15+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.17+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.18+(17)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.19+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.20+(6)	Indemnification Agreement, dated as of March 22, 2012, between Clovis Oncology, Inc. and Steven L. Hoerter.

10.21+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(10)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(12)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(13)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(14)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(17)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 2, 2018.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(19)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(21)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.

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

Date: August 2, 2019	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive Vice President and Chief Finance Officer