Form 10-Q
period 2019-09-30
Clovis Oncology, Inc.
filed 2019-11-07
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2019.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 1, 2019 was 54,815,202.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues:
Product revenue	$37,603	$22,757	$103,699	$65,037
Operating expenses:
Cost of sales - product	8,134	4,766	21,984	13,262
Cost of sales - intangible asset amortization	1,212	771	3,549	1,851
Research and development	77,896	63,887	210,674	160,138
Selling, general and administrative	41,811	42,495	137,601	126,634
Acquired in-process research and development	9,440	—	9,440	—
Other operating expenses	5,539	—	5,539	—
Total expenses	144,032	111,919	388,787	301,885
Operating loss	(106,429)	(89,162)	(285,088)	(236,848)
Other income (expense):
Interest expense	(5,278)	(3,376)	(12,684)	(9,592)
Foreign currency (loss) gain	(229)	151	(648)	(34)
Legal settlement loss	(1,750)	—	(26,750)	(27,975)
Gain on extinguishment of debt	18,480	—	18,480	—
Other income	781	2,536	5,081	5,419
Other expense, net	12,004	(689)	(16,521)	(32,182)
Loss before income taxes	(94,425)	(89,851)	(301,609)	(269,030)
Income tax benefit (expense)	350	(13)	686	280
Net loss	(94,075)	(89,864)	(300,923)	(268,750)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(143)	(495)	(149)	(2,448)
Net unrealized gain (loss) on available-for-sale securities, net of tax	(68)	(10)	84	71
Other comprehensive (loss) income:	(211)	(505)	(65)	(2,377)
Comprehensive loss	$(94,286)	$(90,369)	$(300,988)	$(271,127)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.72)	$(1.71)	$(5.62)	$(5.18)
Basic and diluted weighted average common shares outstanding	54,707	52,669	53,549	51,844

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share amounts)

	September 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$201,481	$221,876
Accounts receivable, net	16,816	12,889
Inventories, net	24,864	27,072
Available-for-sale securities	152,622	298,270
Prepaid research and development expenses	4,597	3,579
Other current assets	18,095	8,613
Total current assets	418,475	572,299
Inventories	97,221	113,908
Deposit on inventory	12,350	12,350
Property and equipment, net	15,223	26,524
Right-of-use assets, net	25,427	—
Intangible assets, net	64,132	51,930
Goodwill	63,074	63,074
Other assets	20,990	23,475
Total assets	$716,892	$863,560
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,655	$28,517
Accrued research and development expenses	43,981	29,676
Lease liabilities	4,458	—
Other accrued expenses	31,266	67,556
Total current liabilities	111,360	125,749
Long-term lease liabilities - less current portion	27,768	—
Convertible senior notes	644,095	575,470
Borrowings under financing agreement	19,944	—
Other long-term liabilities	1,220	15,872
Total liabilities	804,387	717,091
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share, 200,000,000 and 100,000,000 shares authorized at September 30, 2019 and December 31, 2018, respectively; 54,805,525 and 52,797,516 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	55	53
Additional paid-in capital	2,101,162	2,034,142
Accumulated other comprehensive loss	(44,699)	(44,634)
Accumulated deficit	(2,144,013)	(1,843,092)
Total stockholders' equity (deficit)	(87,495)	146,469
Total liabilities and stockholders' equity (deficit)	$716,892	$863,560

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
January 1, 2019	52,797,516	$53	$2,034,142	$(44,634)	$(1,843,092)	$146,469
Exercise of stock options	83,132	—	1,093	—	—	1,093
Issuance of common stock from vesting of restricted stock units	113,402	—	—	—	—	—
Share-based compensation expense	—	—	13,639	—	—	13,639
Net unrealized gain on available-for-sale securities	—	—	—	75	—	75
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(86,420)	(86,420)
March 31, 2019	52,994,050	53	2,048,874	(44,564)	(1,929,512)	74,851
Issuance of common stock under employee stock purchase plan	92,275	—	1,166	—	—	1,166
Exercise of stock options	20,741	—	223	—	—	223
Issuance of common stock from vesting of restricted stock units	63,413	—	—	—	—	—
Share-based compensation expense	—	—	14,130	—	—	14,130
Net unrealized gain on available-for-sale securities	—	—	—	77	—	77
Foreign currency translation adjustments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(120,426)	(120,426)
June 30, 2019	53,170,479	$53	$2,064,393	$(44,488)	$(2,049,938)	$(29,980)
Exercise of stock options	84,482	—	45	—	—	45
Issuance of common stock from vesting of restricted stock units	68,506	—	—	—	—	—
Share-based compensation expense	—	—	13,979	—	—	13,979
Litigation settlement	1,482,058	2	22,745	—	—	22,747
Net unrealized gain on available-for-sale securities	—	—	—	(68)	—	(68)
Foreign currency translation adjustments	—	—	—	(143)	—	(143)
Net loss	—	—	—	—	(94,075)	(94,075)
September 30, 2019	54,805,525	$55	$2,101,162	$(44,699)	$(2,144,013)	$(87,495)

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
January 1, 2018	50,565,119	$51	$1,887,197	$(42,173)	$(1,477,441)	$367,634
Exercise of stock options	21,463	—	514	—	—	514
Issuance of common stock from vesting of restricted stock units	110,889	—	—	—	—	—
Share-based compensation expense	—	—	11,913	—	—	11,913
Net unrealized gain on available-for-sale securities	—	—	—	(5)	—	(5)
Foreign currency translation adjustments	—	—	—	1,517	—	1,517
Adoption of new revenue recognition standard	—	—	—	—	2,356	2,356
Net loss	—	—	—	—	(77,694)	(77,694)
March 31, 2018	50,697,471	51	1,899,624	(40,661)	(1,552,779)	306,235
Issuance of common stock, net or issuance costs	1,837,898	2	93,752	—	—	93,754
Issuance of common stock under employee stock purchase plan	35,636	—	1,377	—	—	1,377
Exercise of stock options	25,753	—	703	—	—	703
Issuance of common stock from vesting of restricted stock units	40,617	—	—	—	—	—
Share-based compensation expense	—	—	14,855	—	—	14,855
Net unrealized gain on available-for-sale securities	—	—	—	86	—	86
Foreign currency translation adjustments	—	—	—	(3,470)	—	(3,470)
Adoption of new revenue recognition standard	—	—	—	—	—	—
Net loss	—	—	—	—	(101,191)	(101,191)
June 30, 2018	52,637,375	$53	$2,010,311	$(44,045)	$(1,653,970)	$312,349
Issuance of common stock, net or issuance costs	—	—	135	—	—	135
Exercise of stock options	23,514	—	604	—	—	604
Issuance of common stock from vesting of restricted stock units	47,878	—	—	—	—	—
Share-based compensation expense	—	—	10,947	—	—	10,947
Net unrealized loss on available-for-sale securities	—	—	—	(10)	—	(10)
Foreign currency translation adjustments	—	—	—	(495)	—	(495)
Adoption of new revenue recognition standard	—	—	—	—	—	—
Net loss	—	—	—	—	(89,864)	(89,864)
September 30, 2018	52,708,767	$53	$2,021,997	$(44,550)	$(1,743,834)	$233,666

See accompanying Notes to Unaudited Consolidated Financial Statements9

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2019	2018

Operating activities
Net loss	$(300,923)	$(268,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	41,748	37,715
Depreciation and amortization	5,727	2,497
Amortization of premiums and discounts on available-for-sale securities	(1,269)	1,079
Amortization of debt issuance costs	2,070	1,536
Legal settlement loss	22,747	—
Acquired in-process research and development	9,440	—
Gain on extinguishment of debt	(18,480)	—
Loss on sale of property and equipment	783	—
Allowance for obsolete inventories	521	—
Lease liabilities	(716)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,952)	(4,978)
Inventory	(23,473)	(25,540)
Prepaid and accrued research and development expenses	13,293	1,390
Deposit on inventory	—	(24,173)
Other operating assets	(5,263)	(7,507)
Accounts payable	2,384	4,765
Other accrued expenses	1,895	(1,304)
Net cash used in operating activities	(253,468)	(283,270)
Investing activities
Purchases of property and equipment	(2,887)	(7,763)
Proceeds from sale of property and equipment	275	—
Purchases of available-for-sale securities	(335,104)	(320,000)
Sales of available-for-sale securities	480,097	105,000
Acquired in-process research and development - milestone payment	(15,750)	(55,000)
Net cash provided by (used in) investing activities	126,631	(277,763)
Financing activities
Proceeds from the sale of common stock, net of issuance costs	—	93,890
Proceeds from the issuance of convertible senior notes, net of issuance costs	254,965	290,887
Proceeds from borrowings under financing agreement, net of issuance costs	19,044	—
Proceeds from the exercise of stock options and employee stock purchases	2,526	3,197
Extinguishment of convertible senior notes	(169,853)	—
Net cash provided by financing activities	106,682	387,974
Effect of exchange rate changes on cash and cash equivalents	(240)	(286)
Decrease in cash and cash equivalents	(20,395)	(173,345)
Cash and cash equivalents at beginning of period	221,876	464,198
Cash and cash equivalents at end of period	$201,481	$290,853
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,640	$9,188
Non-cash investing and financing activities:
Vesting of restricted stock units	$4,735	$10,130

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

Our marketed product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is available in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. The initial indication received approval from the United States Food and Drug Administration (“FDA”) in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval in this second, broader and earlier-line indication on a priority review timeline was based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this is a conditional approval, it will be necessary to complete certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the EU and is the only drug to be authorized for both treatment and maintenance treatment among eligible patients with ovarian cancer. We completed our launch of Rubraca as maintenance therapy in Germany and patients with private insurance in the United Kingdom in March 2019, and are currently launching Rubraca in England with reimbursement now provided via the Cancer Drugs Fund.

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for the development of lucitanib in combination with a PD-1 inhibitor, and a Clovis-sponsored study of lucitanib in combination with nivolumab is underway in advanced gynecologic cancers and other solid tumors. In addition, we have initiated a study of lucitanib in combination with Rubraca in ovarian cancer, based on encouraging data of VEGF and PARP inhibitors in combination. Each of these Phase 1b/2 studies is currently enrolling patients. We hold the global development and commercialization rights (except for China) for lucitanib.

In September 2019, we acquired rights from 3B Pharmaceuticals GmbH (“3BP”) to develop and commercialize a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein alpha (“FAP”), which is expressed by cancer-associated fibroblasts found in many epithelial cancers, including more than 90 percent of breast, lung, colorectal and pancreatic carcinomas. The collaboration is initially focused on the development of a FAP-targeted pre-clinical candidate identified by 3BP’s technology platform. Following completion of pre-clinical work to support an investigational new drug application for the lead candidate, FAP-2286, we plan to conduct global clinical trials in multiple solid tumor types. We hold global development rights, and U.S. and global commercialization rights, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. The parties have also entered into a non-binding letter of intent to negotiate the terms of a definitive agreement to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

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

Adoption of the new lease standard resulted in the recording of net right-of-use assets and lease liabilities of $24.9 million and $31.4 million, respectively, as of January 1, 2019.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We will adopt ASU 2018-02 as of January 1, 2020. We do not expect significant impact on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We will adopt ASU 2016-13 as of January 1, 2020 and we expect to recognize an allowance for credit losses related to our accounts receivable and available-for-sale securities. We do not expect significant impact on our consolidated financial statements and related disclosures.

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

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. Rubraca finished goods have a shelf-life of four years from the date of manufacture. The API currently has a shelf-life of four years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately nine years based on our long-range sales projections of Rubraca.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2019
Assets:
Money market	$98,103	$98,103	$—	$—
U.S. treasury securities	152,622	—	152,622	—
Total assets at fair value	$250,725	$98,103	$152,622	$—
December 31, 2018
Assets:
Money market	$81,968	$81,968	$—	$—
U.S. treasury securities	308,251	9,981	298,270	—
Total assets at fair value	$390,219	$91,949	$298,270	$—

There we no liabilities that were measured at fair value on a recurring basis as of September 30, 2019. There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three and nine months ended September 30, 2019.

Financial instruments not recorded at fair value include our convertible senior notes. At September 30, 2019, the carrying amount of the 2021 Notes was $96.3 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $84.3 million. At September 30, 2019, the carrying amount of the 2024 Notes was $255.1 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $187.8 million. At September 30, 2019, the carrying amount of the 2025 Notes was $292.7 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $126.0 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of these notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 10, Long-term Debt for discussion of the convertible senior notes.

4. Available-for-Sale Securities

As of September 30, 2019, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$152,575	$47	$—	$152,622

As of December 31, 2018, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$298,305	$—	$(35)	$298,270

As of September 30, 2019, there were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months.

As of September 30, 2019, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$152,575	$152,622
Due in one year to two years	—	—
Total	$152,575	$152,622

5. Inventories

The following table presents current and long-term inventories as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
Work-in-process	$106,781	$126,620
Finished goods	15,651	14,360
Allowance for obsolete inventories	(347)	—
Total inventories	$122,085	$140,980

Some of the costs related to our finished goods on-hand as of December 31, 2018 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016.

At September 30, 2019, we had $24.9 million of current inventory and $97.2 million of long-term inventory. In addition, we had $12.4 million long-term deposit on inventory, which consists of API which we expect to be converted to finished goods and sold beyond the next twelve months.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid insurance	$1,186	$243
Prepaid advertising	—	1,802
Prepaid IT	1,080	666
Prepaid expenses - other	3,925	2,672
Value-added tax ("VAT") receivable	9,897	—
Receivable - other	1,851	2,274
Other	156	956
Total	$18,095	$8,613

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
Intangible asset - milestones	$71,850	$56,100
Accumulated amortization	(7,718)	(4,170)
Total intangible asset, net	$64,132	$51,930

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

We recorded amortization expense of $1.2 million and $3.5 million related to capitalized milestone payments during the three and nine months ended September 30, 2019, respectively. We recorded amortization expense of $0.8 million and $1.9 million related to capitalized milestone payments during the three and nine months ended September 30, 2018. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2019	$1,212
2020	4,847
2021	4,847
2022	4,847
2023	4,847
Thereafter	43,532
$64,132

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	September 30,	December 31,
	2019	2018
Accrued personnel costs	$14,631	$15,265
Accrued interest payable	3,275	2,721
Income tax payable	732	847
Accrued corporate legal fees and professional services	99	677
Accrued royalties	5,805	4,854
Accrued variable considerations	3,317	2,183
Current portion of capital lease obligations	—	1,031
Purchase of API received not yet invoiced	135	35,472
Accrued expenses - other	3,272	4,506
Total	$31,266	$67,556

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

We have a finance lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API.

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended September 30,	Nine months ended September 30,
	2019	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$356	$1,068
Interest on lease liabilities	174	537
Operating lease cost	667	2,811
Short-term lease cost	80	177
Variable lease cost	379	1,749
Total lease cost	$1,656	$6,342

Operating cash flows from finance leases	$174	$537
Operating cash flows from operating leases	$667	$2,811
Financing cash flows from finance leases	$260	$765

The weighted-average remaining lease term and weighted-average discount rate were as follows:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.2
Finance leases	6.3
Weighted-average discount rate
Operating leases	8%
Finance leases	8%

Future minimum commitments due under these lease agreements as of September 30, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2019 (remaining three months)	$1,130	$434	$1,564
2020	5,278	1,736	7,014
2021	5,325	1,736	7,061
2022	3,388	1,736	5,124
2023	2,949	1,736	4,685
Thereafter	13,560	3,472	17,032
Present value adjustment	(7,920)	(2,334)	(10,254)
Present value of lease payments	$23,710	$8,516	$32,226

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

Concurrently with the 2024 Notes offering, in separate transactions, we entered into privately negotiated transactions with a limited number of holders to repurchase, for settlement on or about August 13, 2019, $190.3 million aggregate principal amount of our outstanding 2021 Notes for an aggregate repurchase price of $171.8 million, including accrued interest. This repurchase resulted in the recognition of $18.5 million gain on extinguishment of debt.

In connection with the issuance of the 2021 Notes, we incurred $9.2 million of debt issuance costs, of which $2.0 million of unamortized debt issuance costs were derecognized in connection with the repurchase of the 2021 Notes. The remaining debt issuance costs are presented as a deduction from the convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the 2021 Notes using the effective interest method. We determined the expected life of the debt was equal to the seven-year term of the 2021 Notes.

2025 Notes

On April 16, 2018, we completed an underwritten public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025 (the “2025 Notes”) resulting in net proceeds of $290.9 million, after deducting underwriting discounts and commissions and offering expenses. In accordance with the accounting guidance, the conversion feature did not meet the criteria for bifurcation, and the entire principal amount was recorded as a long-term liability on the Consolidated Balance Sheets.

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

2024 Notes

On August 13, 2019, we completed a private placement sale to qualified institutional buyers of $263.0 million aggregate principal amount of 4.50% convertible senior notes due 2024 (the “2024 Notes”) resulting in net proceeds of $255.0 million, after deducting underwriting discounts and commissions and offering expenses. In accordance with the accounting guidance, the conversion feature did not meet the criteria for bifurcation, and the entire principal amount was recorded as a long-term liability on the Consolidated Balance Sheets.

The 2024 Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2024 Notes are senior unsecured obligations and bear interest at a rate of 4.50% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The 2024 Notes will mature on August 1, 2024, unless earlier repurchased or converted.

Holders may convert all or any portion of the 2024 Notes at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the holders will receive shares of our common stock at an initial conversion rate of 137.2213 shares per $1,000 in principal amount of 2024 Notes, equivalent to a conversion price of approximately $7.29 per share. The conversion rate is subject to adjustment upon the occurrence of certain events described in the indenture. In addition, following certain corporate events that occur prior to the maturity date or upon our issuance of a notice of redemption, we will increase the conversion rate for holders who elect to convert the 2024 Notes in connection with such a corporate event or during the related redemption period in certain circumstances.

We will not have the right to redeem the 2024 Notes prior to their maturity. If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the 2024 Notes, holders may require us to repurchase for cash all or any portion of the 2024 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. No sinking fund is provided for the 2024 Notes.

The 2024 Notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes; equal in right of payment to all of our liabilities that are not so subordinated, including the 2021 Notes and 2025 Notes; effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness, including our borrowing under the TPG financing agreement; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

In connection with the issuance of the 2024 Notes, we incurred $8.0 million of debt issuance costs. The debt issuance costs are presented as a deduction from the convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the 2024 Notes using the effective interest method. We determined the expected life of the debt was equal to the five-year term of the 2024 Notes.

As of September 30, 2019 and December 31, 2018, the balance of unamortized debt issuance costs related to the 2021 Notes, 2025 Notes and 2024 Notes was $16.1 million and $12.0 million, respectively.

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

We expect to incur borrowings under the financing agreement on a quarterly basis, beginning with such expenses incurred during the quarter ended March 31, 2019 and ending generally on the earliest to occur of (i) the termination of the ATHENA Trial, (ii) the date of completion of all activities under the ATHENA Trial Clinical Study Protocol, (iii) the date on which we pay the Discharge Amount (as defined in the financing agreement), (iv) the date of the occurrence of a change of control of us (or a sale of all or substantially all of our assets related to Rubraca) or our receipt of notice of certain breaches by us of our obligations under material in-license agreements related to Rubraca and (v) September 30, 2022.

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

Payments are based on a certain percentage of the revenues generated from the sales and any future out-licensing of Rubraca with quarterly payment capped at $8.5 million, unless the label portion of the Rubraca NDA is expanded by the FDA to include such label the treatment of an indication resulting from the ATHENA Trial, in which case the quarterly payment is capped at $13.5 million. In the event the aggregate borrowed amount exceeds $166.5 million, such quarterly limits will be incrementally increased to a maximum of approximately $8.94 million and $14.19 million, respectively. The maximum amount required to be repaid under the agreement is two times the aggregate borrowed amount, which may be $350 million in the event we borrow the full $175 million under the financing agreement.

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

For the nine months ended September 30, 2019, we recorded $19.9 million as a long-term liability on the Consolidated Balance Sheet and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheet. In connection with the transaction, we incurred $1.8 million of debt issuance costs. The debt issuance costs are presented as a deduction from the TPG financing liability on the Consolidated Balance Sheet and are amortized as interest expense over the expected life of the financing agreement using the straight-line method. As of September 30, 2019, the balance of unamortized debt issuance costs was $1.7 million.

For the nine months ended September 30, 2019, we used an effective interest rate of 15.4%. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

The following table sets forth total interest expense recognized during the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Interest on convertible notes	$3,708	$2,735	$9,176	$7,078
Amortization of debt issuance costs	746	641	2,070	1,536
Interest on finance lease	174	—	537	—
Interest on borrowings under financing agreement	625	—	824	—
Accretion of interest on milestone liability	—	—	—	978
Other interest	25	—	77	—
Total interest expense	$5,278	$3,376	$12,684	$9,592

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended September 30, 2019 and 2018, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2019	2018	2019	2018	2019	2018
Balance at July 1,	$(44,466)	$(43,870)	$(22)	$(175)	$(44,488)	$(44,045)
Other comprehensive (loss) income	(143)	(495)	(68)	(10)	(211)	(505)
Total before tax	(44,609)	(44,365)	(90)	(185)	(44,699)	(44,550)
Tax effect	—	—	—	—	—	—
Balance at September 30,	$(44,609)	$(44,365)	$(90)	$(185)	$(44,699)	$(44,550)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the nine months ended September 30, 2019 and 2018, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2019	2018	2019	2018	2019	2018
Balance at January 1,	$(44,460)	$(41,917)	$(174)	$(256)	$(44,634)	$(42,173)
Other comprehensive (loss) income	(149)	(2,448)	84	71	(65)	(2,377)
Total before tax	(44,609)	(44,365)	(90)	(185)	(44,699)	(44,550)
Tax effect	—	—	—	—	—	—
Balance at September 30,	$(44,609)	$(44,365)	$(90)	$(185)	$(44,699)	$(44,550)

The period change in each of the periods was primarily due to the deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in each of the three and nine months ended September 30, 2019 and 2018.

12. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and nine months ended September 30, 2019 and 2018 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Research and development	$6,561	$5,038	$19,805	$15,380
Selling, general and administrative	7,418	5,909	21,943	22,335
Total share-based compensation expense	$13,979	$10,947	$41,748	$37,715

We did not recognize a tax benefit related to share-based compensation expense during the three and nine months ended September 30, 2019 and 2018, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of September 30, 2019.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the nine months ended September 30, 2019:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2018	6,311,513	$46.05
Granted	987,862	19.74
Exercised	(188,355)	7.22
Forfeited	(512,425)	51.63
Outstanding at September 30, 2019	6,598,595	$42.79	6.1	$89
Unvested as of September 30, 2019	6,360,899	$43.27	6.0	$89
Vested and exercisable at September 30, 2019	4,673,118	$46.79	5.1	$89

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $3.93 as of September 30, 2019, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Weighted-average grant date fair value per share	$4.40	$28.97	$14.40	$38.52
Intrinsic value of options exercised	$560	$325	$1,523	$1,697
Cash received from stock option exercises	$44	$604	$1,360	$1,820

As of September 30, 2019, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $42.7 million and the estimated weighted-average remaining vesting period was 2.1 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the nine months ended September 30, 2019:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2018	795,684	$47.73
Granted	2,073,338	25.12
Vested	(245,446)	48.91
Forfeited	(288,306)	32.98
Unvested as of September 30, 2019	2,335,270	$29.36
Expected to vest after September 30, 2019	2,017,001	$29.53

As of September 30, 2019, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $51.8 million and the estimated weighted-average remaining vesting period was 2.3 years.

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

Lucitanib

In connection with our acquisition of EOS in November 2013, we gained rights to develop and commercialize lucitanib, an oral, selective tyrosine kinase inhibitor. As further described below, in October 2008, EOS entered into an exclusive license agreement with Advenchen Laboratories LLC (“Advenchen”) to develop and commercialize lucitanib on a global basis, excluding China.

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

FAP Program

In September 2019, we entered into a global license and collaboration agreement with 3BP to develop and commercialize a PTRT and imaging agent targeting FAP. The lead candidate, designated internally as FAP-2286, is being developed pursuant to a global development plan agreed to by the parties. We are responsible for the costs of all preclinical and clinical development activities described in the plan, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the preclinical development phase of the collaboration. Upon the signing of the license and collaboration agreement, we made a $9.4 million upfront payment to 3BP, which we recognized as acquired in-process research and development expense. An initial technology access fee is due in December 2019, and will be recognized as acquired in-process research and development expense.

Pursuant to the terms of the agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP single- to low-double-digit royalties on net sales of the FAP-targeted therapeutic product and imaging agent, based on the volume of annual net sales achieved. In addition, 3BP is entitled to receive 34% of any consideration, excluding royalties on the therapeutic product, pursuant to any sublicenses we may grant.

We are obligated under the license and collaboration agreement to use diligent efforts to develop FAP-2286 and commercialize a FAP-targeted therapeutic product and imaging agent, and we are responsible for all commercialization costs in our territory. The agreement with 3BP will remain in effect until the expiration of our royalty obligations to 3BP, determined on a product-by-product and country-by-country basis, unless we elect to terminate the agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, 3BP can terminate the agreement, resulting in a loss of our rights. 3BP also has the right to terminate the agreement under certain circumstances in connection with our change of control in which the acquiring party retains a product competitive with the FAP-targeted therapeutic product or, in the event marketing authorization has not yet been obtained, does not agree to the then-current global development plan.

Pursuant to a non-binding letter of intent, the parties are negotiating the terms of a definitive agreement to collaborate on a discovery program directed to three additional undisclosed targets for radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

Terms of both transactions comprise approximately $12.0 million in initial upfront payments to 3BP, with the upfront payment with respect to the discovery program collaboration subject to the parties reaching agreement on the terms of the definitive discovery collaboration agreement.

14. Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding using the treasury-stock method for the stock options and RSUs and the if-converted method for the 2021 Notes, 2025 Notes and 2024 Notes. As a result of our net losses for the periods presented, all potentially dilutive common share equivalents were considered anti-dilutive and were excluded from the computation of diluted net loss per share.

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and Nine months ended September 30,
	2019	2018
Common shares under option plans	2,460	3,381
Convertible senior notes	41,598	8,584
Total potential dilutive shares	44,058	11,965

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

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the production train became operational in October 2018, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of September 30, 2019, $96.7 million of purchase commitments exist under the Agreement.

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

On October 1, 2019, Vice Chancellor Joseph R. Slights III of the Delaware Chancery Court, issued a Memorandum Opinion granting in part and denying in part defendants’ motions to dismiss. The Supplemental Derivative Complaint was dismissed as to Plaintiffs’ derivative claims for unjust enrichment and insider trading. The Court allowed Plaintiffs’ remaining derivative claim for breach of fiduciary duty to proceed.

While the Company continues to evaluate the remaining claim, it does not believe this litigation will have a material impact on its financial position or results of operations.

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

On June 19, 2017, the parties filed a joint motion to stay the Guo action pending resolution of the motion to dismiss the Consolidated Derivative Complaint. On June 20, 2017, the court granted the motion to stay and entered an order administratively closing the case. Based on the October 1, 2019 ruling in the Consolidated Derivative Action, on October 22, 2019, the court reinstated the Guo action pursuant to a joint motion filed by the parties to reopen the case.

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. In June 2019, Clovis and one opponent, Hexal, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019.

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

Our marketed product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is available in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. The initial indication received approval from the FDA in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval in this second, broader and earlier-line indication on a priority review timeline was based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. As this is a conditional approval, it will be necessary to complete certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Rubraca was the first PARP inhibitor licensed for an ovarian cancer treatment indication in the EU and is the only drug to be authorized for both treatment and maintenance treatment among eligible patients with ovarian cancer. We completed our launch of Rubraca as maintenance therapy in Germany and patients with private insurance in the United Kingdom in March 2019, and are currently launching Rubraca in England with reimbursement now provided via the Cancer Drugs Fund.

Beyond our initial labeled indication, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol-Myers Squibb Company to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We hold worldwide rights for Rubraca.

The TRITON2 data presented at ESMO 2019 demonstrated a 43.9% confirmed objective response rate by investigator assessment in 57 RECIST/PCWG3 response-evaluable patients with a BRCA1/2 mutation. When assessed by independent radiological review, which is the primary endpoint of TRITON2, the response rate was similar (40.4%). In addition, a 52.0% confirmed prostate-specific antigen (“PSA”) response rate was observed in 98 response-evaluable patients with a BRCA1/2 mutation. Confirmed radiographic responses were durable, with 60 percent lasting 24 weeks or longer (15/25). Confirmed investigator-assessed RECIST* and PSA responses were also observed in patients with alterations in other DDR genes, including ATM, CDK12, CHEK2, PALB2, BRIP1, FANCA, and RAD51B. The median duration of follow-up (as of July 2, 2019) for patients in TRITON2 was 13.1 months (range 4.1–28.5 months) with the safety profile consistent with prior reports. The most common any-grade treatment-emergent adverse events (“TEAE”) >20% in the TRITON2 trial were asthenia/fatigue (55.3%), nausea (49.5%), anemia/decreased hemoglobin (37.9%), decreased appetite (27.9%), transient increased aspartate transaminase/alanine aminotransferase (ALT/AST) (24.7%), constipation (24.7%), vomiting (22.1%) and diarrhea (21.1%).

The TRITON2 data will be used to support the filing of Clovis Oncology’s planned supplemental New Drug Application (“sNDA”) to the FDA for Rubraca in BRCA1/2-mutant advanced prostate cancer, although the sNDA data set will include additional patients and additional data maturity on the patients reported at ESMO. The filing will be based on RECIST responses. We intend to file the planned sNDA for Rubraca in patients with BRCA1/2-mutant advance prostate cancer during the fourth quarter of 2019.

We are continuing to evaluate the potential for rucaparib in combination with other agents for the treatment of a variety of solid tumors. Our planned Phase 2 pan-tumor study in patients with solid tumors associated with deleterious mutations in homologous recombination repair genes is expected to begin by year-end 2019 or early 2020.

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (VEGFR1-3), platelet-derived growth factor receptors alpha and beta (PDGFR α/β) and fibroblast growth factor receptors 1 through 3 (FGFR1-3). We believe that recent data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and a Clovis-sponsored study of lucitanib in combination with nivolumab is underway in advanced gynecologic cancers and other solid tumors. In addition, we have initiated a study of lucitanib in combination with Rubraca in ovarian cancer, based on encouraging data of VEGF and PARP inhibitors in combination. Each of these Phase 1b/2 studies is currently enrolling patients. We hold the global development and commercialization rights (except for China) for lucitanib.

In September 2019, we entered into a license and collaboration agreement with 3BP to develop a PTRT and imaging agent targeting FAP, which is expressed by cancer-associated fibroblasts found in a majority of tumor types. Peptide-targeted radionuclide therapy is an emerging class of drugs and it involves the injection of a small amount of radioactive material, or of a radionuclide, that is combined with a cancer-targeting peptide for use as a targeted radiopharmaceutical. The targeting peptide is able to recognize and bind to specific receptors on the cancer cell, such as antigens and cell receptors. When used in a targeted radiopharmaceutical, the peptide is designed to attach to cancer cells, and the radiopharmaceutical would then deliver a high dose of radiation to the tumor while sparing normal tissue because of its rapid systemic clearance. In order for the targeted radiopharmaceutical to be safe and efficacious, it must rapidly attach to cancer cells or in close vicinity to the cancer cells, be retained in or at the tumor site for a sufficient period of time that the radionuclide can have activity on the cancer cells, have minimal attachment to non-cancer cells, and then be rapidly cleared from the body.

FAP is highly expressed in cancer-associated fibroblasts (“CAFs”) which are found in the majority of cancer types, potentially making it a suitable target across a wide array of solid tumors. FAP is highly expressed in many epithelial cancers, including more than 90 percent of breast, lung, colorectal and pancreatic carcinomas. CAFs are highly prevalent in the tumor microenvironment of many cancers and persist through all malignant stages of a tumor, from primary tumor to metastasis. FAP has limited expression on normal fibroblasts, reducing the potential for effects in normal tissue.

Clinical studies of small molecule imaging agents targeting FAP have validated this target in a diverse number of cancer indications and support the further evaluation of peptide-targeted radionuclide therapy. FAP-targeted radiopharmaceuticals have at least two potential modes of anti-tumor activity: radiation crossfire, in which tumor cells are irradiated due to their close proximity to CAFs; and depletion of CAFs, disrupting the communication between the tumor cells and the tumor stroma. In addition, in certain tumor types, such as sarcoma and mesothelioma, FAP is expressed on the tumor cells themselves, and in those tumors, FAP-targeted radiopharmaceuticals may have a direct antitumor effect.

Following completion of preclinical work to support an investigational new drug application for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286, we plan to conduct global clinical trials. With respect to the FAP product candidate, we hold U.S. and global rights, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. Patent applications are pending that claim FAP-2286 generically and specifically (including with respect to composition of matter) that, if issued, would have expiration dates in 2040. The parties have also entered into a non-binding letter of intent to negotiate the terms of a definitive agreement to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the nine months ended September 30, 2019 and 2018, we have generated $103.7 million and $65.0 million, respectively, in product revenue related to sales of Rubraca, which we began to commercialize on December 19, 2016.

We have never been profitable and, as of September 30, 2019, we had an accumulated deficit of $2,144.0 million. We incurred net losses of $300.9 million and $268.8 million for the nine months ended September 30, 2019 and 2018, respectively. We had cash, cash equivalents and available-for-sale securities totaling $354.1 million at September 30, 2019.

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

Lucitanib

In connection with our acquisition of EOS in November 2013, we gained rights to develop and commercialize lucitanib, an oral, selective tyrosine kinase inhibitor. As further described below, in October 2008, EOS entered into an exclusive license agreement with Advenchen Laboratories LLC (“Advenchen”) to develop and commercialize lucitanib on a global basis, excluding China.

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

FAP Program

In September 2019, we entered into a global license and collaboration agreement with 3BP to develop and commercialize a PTRT and imaging agent targeting FAP. The lead candidate, designated internally as FAP-2286, is being developed pursuant to a global development plan agreed to by the parties. We are responsible for the costs of all preclinical and clinical development activities described in the plan, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the preclinical development phase of the collaboration. Upon the signing of the license and collaboration agreement, we made a $9.4 million upfront payment to 3BP, which we recognized as acquired in-process research and development expense. An initial technology access fee is due in December 2019, and will be recognized as acquired in-process research and development expense.

Pursuant to the terms of the agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP single- to low-double-digit royalties on net sales of the FAP-targeted therapeutic product and imaging agent, based on the volume of annual net sales achieved. In addition, 3BP is entitled to receive 34% of any consideration, excluding royalties on the therapeutic product, pursuant to any sublicenses we may grant.

We are obligated under the license and collaboration agreement to use diligent efforts to develop FAP-2286 and commercialize a FAP-targeted therapeutic product and imaging agent, and we are responsible for all commercialization costs in our territory. The agreement with 3BP will remain in effect until the expiration of our royalty obligations to 3BP, determined on a product-by-product and country-by-country basis, unless we elect to terminate the agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, 3BP can terminate the agreement, resulting in a loss of our rights. 3BP also has the right to terminate the agreement under certain circumstances in connection with our change of control in which the acquiring party retains a product competitive with the FAP-targeted therapeutic product or, in the event marketing authorization has not yet been obtained, does not agree to the then-current global development plan.

Pursuant to a non-binding letter of intent, the parties are negotiating the terms of a definitive agreement to collaborate on a discovery program directed to three additional undisclosed targets for radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

Terms of both transactions comprise approximately $12.0 million in initial upfront payments to 3BP, with the upfront payment with respect to the discovery program collaboration subject to the parties reaching agreement on the terms of the definitive discovery collaboration agreement.

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

In the three and nine months ended September 30, 2019, we recorded product revenue of $37.6 million and $103.7 million, respectively, related to sales of Rubraca, which we began to commercialize on December 19, 2016. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, the EU and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the nine months ended September 30, 2019, the supply of this free drug was approximately 21% of the overall commercial supply or the equivalent of $26.7 million in commercial value.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses increased in the three and nine months ended September 30, 2019 compared to the same period in the prior year. We expect research and development costs to be higher for the full year 2019 compared to 2018. Thereafter, we expect research and development costs to flatten, and then trend lower in the following years, as the largest of our sponsored clinical trials near completion.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)
Rucaparib Expenses
Research and development	$54,268	$44,375	$139,802	$101,931
Rucaparib Total	54,268	44,375	139,802	101,931
FAP Expenses
Acquired in-process research and development	$9,440	$—	$9,440	$—
3BP Total	9,440	—	9,440	—
Lucitanib Expenses
Research and development	1,290	169	2,891	396
Lucitanib Total	1,290	169	2,891	396
Rociletinib Expenses
Research and development	$252	$399	778	1,993
Rociletinib Total	252	399	778	1,993
Personnel and other expenses	22,086	18,944	67,203	55,818
Total	$87,336	$63,887	$220,114	$160,138

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

Results of Operations

Comparison of Three Months Ended September 30, 2019 and 2018:

The following table summarizes the results of our operations for the three months ended September 30, 2019 and 2018 (in thousands):

			Change
	Three months ended September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenues:
Product revenue	$37,603	$22,757	$14,846	65%
Operating expenses:
Cost of sales - product	8,134	4,766	(3,368)	(71)%
Cost of sales - intangible asset amortization	1,212	771	(441)	(57)%
Research and development	77,896	63,887	(14,009)	(22)%
Selling, general and administrative	41,811	42,495	684	2%
Acquired in-process research and development	9,440	—	(9,440)	(100)%
Other operating expenses	5,539	—	(5,539)	(100)%
Total expenses	144,032	111,919	(32,113)	(29)%
Operating loss	(106,429)	(89,162)	(17,267)	(19)%
Other income (expense):
Interest expense	(5,278)	(3,376)	(1,902)	(56)%
Foreign currency (loss) gain	(229)	151	(380)	252%
Legal settlement loss	(1,750)	—	(1,750)	(100)%
Gain on extinguishment of debt	18,480	—	18,480	100%
Other income	781	2,536	(1,755)	(69)%
Other income (expense), net	12,004	(689)	12,693	1,842%
Loss before income taxes	(94,425)	(89,851)	(4,574)	(5)%
Income tax benefit	350	(13)	363	(2,792)%
Net loss	$(94,075)	$(89,864)	$(4,211)	(5)%

Product Revenue. Product revenue for the three months ended September 30, 2019 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and EU markets. We completed our launch of Rubraca as maintenance therapy in Germany and the UK in March 2019. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the three months ended September 30, 2019 was $36.5 million in the United States and $1.1 million outside of the United States. Variable considerations represented 14.1% and 11.2% of the transaction price recognized in the three months ended September 30, 2019 and 2018, respectively. This increase is primarily due to government and group purchasing organization rebates; in addition, our launch of Rubraca in Germany and the UK in March 2019 contributed to the increase. Amounts are summarized as follows:

	Three months ended		Three months ended
	September 30, 2019		September 30, 2018
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$43,775	100.0%	$25,625	100.0%
Variable considerations:
Government rebates and chargebacks	3,789	8.7%	1,664	6.5%
Discounts and fees	2,383	5.4%	1,204	4.7%
Total variable considerations	6,172	14.1%	2,868	11.2%
Product revenue	$37,603	85.9%	$22,757	88.8%

Cost of Sales – Product. Product cost of sales for the three months ended September 30, 2019 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. In the three months ended September 30, 2019 and 2018, we recognized cost of sales of $1.2 million and $0.8 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses increased during the three months ended September 30, 2019 compared to the same period in the prior year primarily due to higher research and development costs for Rubraca. Clinical trial costs for Rubraca were higher compared to the same period a year ago primarily due to increased costs related to our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer and increased costs related to our TRITON3 study for prostate cancer. In addition, personnel costs increased during the three months ended September 30, 2019 due to higher headcount to support increased Rubraca clinical trial activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the three months ended September 30, 2019 compared to the same period in the prior year primarily due to a decrease of $1.7 million in legal expenses and $1.7 million in marketing expenses partially offset by an increase of $1.5 million stock compensation expense.

Acquired In-Process Research and Development Expenses.  In September 2019, we accrued $9.4 million in upfront payments to 3BP to develop a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein alpha (“FAP”). FAP is highly expressed in many epithelial cancers, including more than 90% of breast, lung, colorectal and pancreatic carcinomas. Upon achievement of certain development and regulatory milestones, additional potential milestone payments and single- to low-double-digit commercial royalties would be paid to 3BP by us.

Other Operating Expenses. During the three months ended September 30, 2019, we recognized other operating expenses related to the write off of some damaged API and costs related out dedicated production train at Lonza.

Interest Expense. Interest expense increased during the three months ended September 30, 2019 compared to the same period in the prior year primarily due to the issuance of the 2025 Notes on April 19, 2018 and the 2024 Notes on August 13, 2019.

Legal Settlement Loss. During the three months ended September 30, 2019, we recorded a $1.8 million legal settlement loss due to the difference in the volume weighted average price of our stock over the 10 trading days beginning on June 18, 2019 and the closing stock price on July 1, 2019, the date we issued the shares related to the Antipodean Complaint.

Gain on Extinguishment of Debt. On August 13, 2019, we repurchased $190.3 million aggregate principal amount of our outstanding 2021 Notes and $2.0 million of accrued interest for an aggregate repurchase price of $171.8 million. This repurchase resulted in the write off of $2.0 million in unamortized debt issuance costs and the recognition of $18.5 million gain on extinguishment of debt.

Other Income. Other income decreased during the three months ended September 30, 2019 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Comparison of Nine Months Ended September 30, 2019 and 2018:

The following table summarizes the results of our operations for the nine months ended September 30, 2019 and 2018 (in thousands):

			Change
	Nine months ended September 30,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenues:
Product revenue	$103,699	$65,037	$38,662	59%
Operating expenses:
Cost of sales - product	21,984	13,262	(8,722)	(66)%
Cost of sales - intangible asset amortization	3,549	1,851	(1,698)	(92)%
Research and development	210,674	160,138	(50,536)	(32)%
Selling, general and administrative	137,601	126,634	(10,967)	(9)%
Acquired in-process research and development	9,440	—	(9,440)	(100)%
Other operating expenses	5,539	—	(5,539)	(100)%
Total expenses	388,787	301,885	(86,902)	(29)%
Operating loss	(285,088)	(236,848)	(48,240)	(20)%
Other income (expense):
Interest expense	(12,684)	(9,592)	(3,092)	(32)%
Foreign currency loss	(648)	(34)	(614)	(1,806)%
Legal settlement loss	(26,750)	(27,975)	1,225	4%
Gain on extinguishment of debt	18,480	—	18,480	100%
Other income	5,081	5,419	(338)	(6)%
Other expense, net	(16,521)	(32,182)	15,661	49%
Loss before income taxes	(301,609)	(269,030)	(32,579)	(12)%
Income tax benefit	686	280	406	145%
Net loss	$(300,923)	$(268,750)	$(32,173)	(12)%

Product Revenue. Product revenue for the nine months ended September 30, 2019 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and EU markets. We completed our launch of Rubraca as maintenance therapy in Germany and the UK in March 2019. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the nine months ended September 30, 2019 was $101.1 million in the United States and $2.6 million outside of the United States. Variable considerations represented 14.0% and 10.6% of the transaction price recognized in the nine months ended September 30, 2019 and 2018, respectively. This increase is primarily due to government and group purchasing organization rebates; in addition, our launch of Rubraca in Germany and the UK in March 2019 contributed to the increase. Amounts are summarized as follows:

	Nine months ended		Nine months ended
	September 30, 2019		September 30, 2018
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$120,759	100.0%	$72,717	100.0%
Sales deductions:
Government rebates and chargebacks	10,691	8.7%	4,627	6.4%
Discounts and fees	6,369	5.3%	3,053	4.2%
Total sales deductions	17,060	14.0%	7,680	10.6%
Product revenue	$103,699	86.0%	$65,037	89.4%

Cost of Sales – Product. Product cost of sales for the nine months ended September 30, 2019 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. In the nine months ended September 30, 2019 and 2018, we recognized cost of sales of $3.5 million and $1.9 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses increased during the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to higher research and development costs for Rubraca. Clinical trial costs for Rubraca were higher compared to the same period a year ago due to increased enrollment in our TRITON3 study for prostate cancer. We have increased costs related to our ATLAS study for bladder cancer and our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer. Since our ATLAS study for bladder cancer was discontinued in April 2019, costs for this study has decreased during the remainder of 2019. In addition, personnel costs increased during the nine months ended September 30, 2019 due to higher headcount to support increased Rubraca clinical trial activities.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to increased commercialization activities for Rubraca and the increase of costs associated with building out the European infrastructure with the commercialization that occurred on March 1, 2019. This includes an increase of $4.7 million in personnel costs and $4.1 million in marketing costs.

Acquired In-Process Research and Development Expenses.  In September 2019, we accrued $9.4 million in upfront payments to 3BP to develop a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein alpha (“FAP”). FAP is highly expressed in many epithelial cancers, including more than 90% of breast, lung, colorectal and pancreatic carcinomas. Upon achievement of certain development and regulatory milestones, additional potential milestone payments and single- to low-double-digit commercial royalties would be paid to 3BP by us.

Other Operating Expenses. During the three months ended September 30, 2019, we recognized other operating expenses related to the write off of some damaged API and costs related out dedicated production train at Lonza.

Interest Expense. Interest expense increased during the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to the issuance of the 2025 Notes on April 19, 2018 and the 2024 Notes on August 13, 2019.

Legal Settlement Loss. During the first quarter of 2018, we recorded a one-time charge of $8.0 million related to an agreement to resolve a potential litigation claim against us and our officers. We also we recorded a one-time charge of $20.0 million related to an agreement reached with the SEC to resolve its investigation. During the second quarter of 2019, we recorded a one-time charge of $26.8 million to settle the Antipodean Complaint.

Gain on Extinguishment of Debt. On August 13, 2019, we repurchased $190.3 million aggregate principal amount of our outstanding 2021 Notes and $2.0 million of accrued interest for an aggregate repurchase price of $171.8 million. This repurchase resulted in the write off of $2.0 million in unamortized debt issuance costs and the recognition of $18.5 million gain on extinguishment of debt.

Other Income. Other income decreased during the nine months ended September 30, 2018 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

To date, we have funded our operations through the public offering of our common stock and convertible debt securities and the private placement of convertible debt securities and preferred stock. At September 30, 2019, we had cash, cash equivalents and available-for-sale securities totaling $354.1 million.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine months ended September 30,
	2019	2018

Net cash used in operating activities	$(253,468)	$(283,270)
Net cash provided by (used in) investing activities	126,631	(277,763)
Net cash provided by financing activities	106,682	387,974
Effect of exchange rate changes on cash and cash equivalents	(240)	(286)
Net decrease in cash and cash equivalents	$(20,395)	$(173,345)

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the nine months ended September 30, 2019 compared to the same period in the prior year primarily due to higher amounts paid for inventory during the nine months ended September 30, 2018, partially offset by a higher net loss as adjusted for non-cash items primarily due to legal settlement loss, acquired in-process research and development and gain on extinguishment of debt.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 included sales of available-for-sale securities of $480.1 million partially offset by purchases of available-for-sale securities of $335.1 million and milestone payments of $15.8 million. Net cash used in investing activities in the same period in the prior year included purchases of available-for-sale securities of $320.0 million and milestone payments of $55.0 million partially offset by cash from sales of available-for-sale securities of $105.0 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 included proceeds of $255.0 million from the issuance of our 2024 Notes, $19.0 million proceeds from borrowings under our financing agreement and $2.5 million received from employee stock option exercises and issuance of stock under the employee stock purchase plan, partially offset by the $169.9 million extinguishment of a portion of our 2021 Notes.

Net cash provided by financing activities for the nine months ended September 30, 2018 included proceeds of $93.9 million from the sale of common stock, proceeds of $290.9 million from the issuance of convertible senior notes and $3.2 million received from employee stock option exercises and issuance of stock under the employee stock purchase plan.

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

As of September 30, 2019, we had cash, cash equivalents and available-for-sale securities totaling $354.1 million and total current liabilities of $111.4 million. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months. On May 1, 2019, we entered into a financing agreement in aggregate amount up to $175 million whereby we expect to borrow amounts required to reimburse our actual expenses incurred during each fiscal quarter, as such expenses are incurred, related to our ATHENA trial. We have agreed to repay the aggregate borrowed amount plus a return from revenues generated from sales of Rubraca on a quarterly basis, which is anticipated to begin in 2022. See Note 10, Long-term Debt, for additional information.

On August 13, 2019, we completed a private placement sale to qualified institutional buyers of $263.0 million aggregate principal amount of 4.50% convertible senior notes due 2024 (the “2024 Notes”) resulting in net proceeds of $255.0 million, after deducting underwriting discounts and commissions and offering expenses. We used some of the net proceeds from the offering for the repurchases of the 2021 Notes. We intend to use the remaining net proceeds from this offering for general corporate purposes, including sales and marketing expenses associated with Rubraca, funding of our development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, acquisition or licensing of additional product candidates or businesses, repurchase or repayment of other debt obligations and working capital.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2019, we had cash, cash equivalents and available-for-sale securities of $354.1 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

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

As of September 30, 2019, $96.7 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of September 30, 2019, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $10.0 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $9.3 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2019 and December 31, 2018, approximately 2% and 6%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Finance Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Finance Officer, management performed an evaluation as of September 30, 2019 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Finance Officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 1, 2019, Vice Chancellor Joseph R. Slights III of the Delaware Chancery Court, issued a Memorandum Opinion granting in part and denying in part defendants’ motions to dismiss. The Supplemental Derivative Complaint was dismissed as to Plaintiffs’ derivative claims for unjust enrichment and insider trading. The Court allowed Plaintiffs’ remaining derivative claim for breach of fiduciary duty to proceed.

While the Company continues to evaluate the remaining claim, it does not believe this litigation will have a material impact on its financial position or results of operations.

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

On June 19, 2017, the parties filed a joint motion to stay the Guo action pending resolution of the motion to dismiss the Consolidated Derivative Complaint. On June 20, 2017, the court granted the motion to stay and entered an order administratively closing the case. Based on the October 1, 2019 ruling in the Consolidated Derivative Action, on October 22, 2019, the court reinstated the Guo action pursuant to a joint motion filed by the parties to reopen the case.

European Patent Opposition

Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017.  The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. On February 4, 2019, the Opposition Division issued a written decision confirming its decision at the oral hearing. In June 2019, Clovis and one opponent, Hexal, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019.

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

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(21)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(8)	Indenture dated as of September 9, 2014, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.3(16)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4(16)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.5(22)	Indenture dated as of August 13, 2019, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.5+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.6+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.8+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.9+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.14+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.15+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.17+(1)	Indemnification Agreement, dated as of May 13, 2009, between Clovis Oncology, Inc. and Andrew R. Allen.

10.18+(17)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.19+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.20+(6)	Indemnification Agreement, dated as of March 22, 2012, between Clovis Oncology, Inc. and Steven L. Hoerter.

10.21+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2019 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended Septebmer 30, 2019 is formatted in iXBRL.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-180293) on March 23, 2012.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(9)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(10)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 9, 2016.

(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(12)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(13)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(14)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(17)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 2, 2018.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(19)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(21)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(22)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.

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

Date: November 7, 2019	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive Vice President and Chief Finance Officer