Form 10-K
period 2019-12-31
Clovis Oncology, Inc.
filed 2020-02-26
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2019.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes   ☐     No   ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes   ☐     No   ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ⌧     No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405) of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes   ⌧     No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	⌧	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ⌧

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2019, the last business day of the registrant’s most recently completed second quarter, was $756,187,813 based on the closing price of the registrant’s common stock on the NASDAQ Global Market on that date of $14.87 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 15, 2020 was 73,448,619.

DOCUMENTS INCORPORATED BY REFERENCE Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2020 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. This conditional approval requires the completion of certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the European Union (“EU”) for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations in each country, commercial launches of Rubraca are underway in each of Germany, England, Italy and France and planned in Spain shortly.

Additional 2019 Rubraca key regulatory and clinical developments include the following:

●	In November 2019, we submitted the supplemental New Drug Application (“sNDA”) for Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer. On January 15, 2020, we announced that the FDA accepted the sNDA and granted priority review status to the application with a Prescription Drug User Fee Act (“PDUFA”) date of May 15, 2020. We are actively preparing for the launch of Rubraca in prostate cancer in the U.S., which we will commence upon receipt of FDA approval.
●	We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca in homologous recombination repair genes across tumor types. The study will evaluate rucaparib as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair (“HRR”) genes. Based on our interactions with the FDA, this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support an accelerated approval.

Beyond our initial labeled indication, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol-Myers Squibb Company (“BMS”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We hold worldwide rights for Rubraca.

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with BMS. Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, currently enrolling Phase 1b/2 combination studies involving lucitanib consist of the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced gynecologic cancers and other solid tumors and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors. In addition to the LIO-1 study, the BMS-sponsored Phase 1/2 study CheckMate 79X is planned to initiate in early 2020 to evaluate multiple combinations of nivolumab with other therapies, including an arm with lucitanib in patients with second-line non-small cell lung cancer. We hold the global (excluding China) development and commercialization rights for lucitanib.

In September 2019, we entered into a license and collaboration agreement with 3B Pharmaceuticals GmbH (“3BP”) to develop a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein alpha (“FAP”).

Following completion of preclinical work to support an investigational new drug application (“IND”) for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286, we plan to conduct global clinical trials. We anticipate submitting the IND in the second half of 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent. We hold U.S. and global rights to FAP-2286, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. We also have agreed with 3BP to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

Clovis was founded in 2009. We have built our organization to support innovative oncology drug development for the treatment of specific subsets of cancer populations. To implement our strategy, we have assembled an experienced team with core competencies in global clinical and non-clinical development, regulatory operations and commercialization in oncology, as well as establishing collaborative relationships with companies specializing in companion diagnostic development.

Clinical Development Pipeline

We continue to evaluate the use of Rubraca for selected patient populations and, where appropriate, collaborate with partners for companion diagnostic development. We have focused our development strategy for Rubraca on indications where we believe patient populations exhibit higher frequencies of mutant BRCA tumors or tumors with other homologous recombination deficiencies (“HRD”), where PARP inhibitors have demonstrated clinical or pre-clinical activity in tumors. We are also developing lucitanib in combinations, including with Rubraca, based on encouraging data in clinical studies of other similar oncology compounds. FAP-2286 is currently the subject of IND-enabling preclinical studies and we plan to submit the IND in the second half of 2020. The following table summarizes the ongoing or planned Clovis- or partner-sponsored studies:

CLOVIS-SPONSORED STUDIES
Rucaparib
PRECLINICAL
PHASE I
PHASE II
PHASE III
ARIEL4 Ovarian Cancer
ATHENA[C,*] with Nivolumab in Ovarian Cancer
TRITON3[*] Prostate Cancer
TRITON2[*] Prostate Cancer
LODESTAR[*] Solid Tumors with Mutations in HRR Genes
Sacituzumab Govitecan Combo[C,★] Multiple Tumor Types
RUCA-J[*] Safety and PK study in Japanese patients
Lucitanib
PRECLINICAL
PHASE I
PHASE II
PHASE III
Rucaparib Combo[C,★,*,**] Ovarian Cancer
LIO-1[C,**] with Nivolumab in Gynecologic and Other Solid Tumor Types
Targeted Radiopharmaceuticals (developed in partnership with 3B Pharmaceuticals)
PRECLINICAL
PHASE I
PHASE II
PHASE III
FAP-2286[†,**] Solid Tumors
PARTNER-SPONSORED STUDIES
Rucaparib
PRECLINICAL
PHASE I
PHASE II
PHASE III
CheckMate 9KD[C,*] with Nivolumab in Prostate Cancer
FRACTION[C,*] with Nivolumab and Ipilimumab in Gastric Cancer
Lucitanib
PRECLINICAL
PHASE I
PHASE II
PHASE III
CheckMate 79X[C,**] with Nivolumab in Lung Cancer
KEY: Enrolling Planned C Combo ★ SEASTAR Study Arm
* Rucaparib is under investigation for these indications and is not approved by any health authority for these indications.
** Under investigation and is not approved by any health authority.
† Fibroblast activation protein alpha.

In certain of these trials, we or our partners may have access to interim data on a periodic or continuing basis that will not be made available publicly on the same timeframe as such data becomes available to us, or at all.

Rubraca – a PARP Inhibitor

Overview

Rubraca (rucaparib) is an oral, small molecule inhibitor of PARP1, PARP2 and PARP3. We in-licensed Rubraca from Pfizer, Inc. in June 2011 and hold exclusive worldwide rights. Rubraca has received regulatory approvals in the United States and the EU for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer.

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

In the EU, the EMA granted a conditional marketing authorization for Rubraca in May 2018 as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. This conditional approval requires the completion of certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations in each country, commercial launches of Rubraca are underway in each of Germany, England, Italy and France and planned in Spain shortly.

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

On the basis of these scientific observations, we initially developed Rubraca in ovarian cancer patients with tumors having BRCA mutations or other HRD. These molecular markers also may be used to select patients with other tumors for treatment with Rubraca. Thus, in addition to ovarian trials, studies open for enrollment or under consideration to further evaluate Rubraca, either alone or in combination with other agents, include prostate, breast, pancreatic, bladder and gastroesophageal cancers.

Ovarian cancer

According to the American Cancer Society, an estimated more than 22,000 women will be diagnosed with ovarian cancer in the United States in 2020, and according to GLOBOCAN in 2018, an estimated 68,000 women in Europe are diagnosed each year with ovarian cancer, and ovarian cancer is among those cancers with the highest rate of deaths. Approximately 80 to 85 percent of ovarian cancer cases are not diagnosed, and therefore remain untreated, until the disease has spread to other parts of the body. Most women with ovarian cancer will relapse after surgery and/or chemotherapy.

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

At the time of the analysis of PFS, overall survival (OS) data were not mature (with 22% of events). The comprehensive dataset for ARIEL3 was presented at the 2017 European Society of Medical Oncology (“ESMO”) Congress in early September 2017 and subsequently published in The Lancet. The ARIEL3 dataset formed the basis for sNDA filed with the FDA as well as the marketing authorization variation filed with the EMA supporting the approval of Rubraca in the US in April 2018 and the EU in January 2019 respectively, as maintenance treatment in adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.

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

The Phase 1 RUCA-J study has identified the recommended 600 mg BID dose of rucaparib in Japanese patients, which will enable development of a bridging strategy and potential inclusion of Japanese sites in planned or ongoing global studies. Enrollment is complete for this study.

Prostate cancer

The American Cancer Society estimates that approximately 192,000 men in the United States will be diagnosed with prostate cancer in 2020, and the GLOBOCAN Cancer Fact Sheets estimated that approximately 450,000 men in Europe were diagnosed with prostate cancer in 2018. Castrate-resistant prostate cancer has a high likelihood of developing metastases. Metastatic castrate-resistant prostate cancer (“mCRPC”) is an incurable disease, usually associated with poor prognosis. Approximately 43,000 men in the U.S. are expected to be diagnosed with mCRPC in 2020. According to the American Cancer Society, the five-year survival rate for mCRPC is approximately 30%. A number of publications have reported germline or somatic mutations in BRCA1 or BRCA2 are approximately 12 percent in mCRPC according to an article published in JCO Precision Oncology in 2017. These molecular markers may be used to select patients for treatment with a PARP inhibitor.

The TRITON (Trial of Rucaparib in Prostate Indications) program in prostate cancer initiated in the second half of 2016, and currently includes two Clovis-sponsored potential registration studies. Enrollment is complete for TRITON2; TRITON3 continues to enroll patients.

The TRITON2 study (NCT02952534) is a Phase 2 single-arm study of Rubraca in men with mCRPC that enrolled patients with BRCA mutations (inclusive of germline and/or somatic) or other deleterious mutations in other homologous recombination repair genes. Patients in the TRITON2 study have received prior treatment with at least one androgen receptor (“AR”)-directed therapy and one previous line of taxane-based chemotherapy and were screened for a deleterious germline or somatic mutation in BRCA1, BRCA2 or one of 13 other pre-specified homologous recombination (“HR”) genes. Study participants are allocated into three cohorts based on the type of gene mutation and disease status, which is determined by genomic sequencing and RECIST criteria, respectively. Each cohort receives 600 mg Rubraca twice daily and are grouped based on the following criteria: A) mutation in either BRCA1, BRCA2 or ATM genes, with tumors that can be measured with visceral and/or nodal disease; B) mutation in either BRCA1, BRCA2 or ATM genes, with tumors that cannot be measured with visceral and/or nodal disease, or C) mutation in another HR gene associated with sensitivity to PARP inhibition, with or without measurable disease. The primary study endpoints include confirmed ORR per RECIST/PCWG3 in patients with measurable disease at baseline by independent review and PSA response in patients with no measurable disease at baseline. Secondary endpoints include overall survival (“OS”), clinical benefit rate, and safety and tolerability.

In November 2019, we submitted the sNDA for Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer. On January 15, 2020, we announced that the FDA accepted the sNDA and granted priority review status to the application with a PDUFA date of May 15, 2020.

Rubraca was granted Breakthrough Therapy designation (“BTD”) for its development as a monotherapy treatment of adult patients with BRCA1/2-mutated mCRPC who have received at least one prior androgen receptor (AR)-directed therapy and taxane-based chemotherapy on October 1, 2018 by the FDA.

The TRITON3 study (NCT02975934), a Phase 3 comparative study in men with mCRPC enrolling BRCA mutant and ATM (both inclusive of germline and/or somatic) patients who have progressed on AR-targeted therapy and who have not yet received chemotherapy in the castrate-resistant setting. TRITON3 will compare Rubraca to physician’s choice of AR-targeted therapy or chemotherapy in these patients. The planned primary endpoint of the study is radiologic PFS. TRITON3 initiated during the first quarter of 2017, and this earlier-line comparative study could potentially serve as a confirmatory study in the advanced prostate setting should the sNDA currently under review for BRCA1/2-mutant recurrent mCRPC support an accelerated approval.

LODESTAR tumor-agnostic study

The LODESTAR clinical study (NCT04171700) is a Phase 2 study evaluating rucaparib as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious HRR gene mutation across a variety of tumor types. These gene mutations included in the primary cohort include BRCA1, BRCA2, PALB2, RAD51C, RAD51D, as well as several additional genes in an exploratory cohort. We anticipate that this study may potentially be registration-enabling for a targeted gene- and tumor-agnostic label. The study initiated in late 2019.

Combination trials

Our ongoing collaboration with BMS involves the evaluation of the combination of Rubraca with BMS’s immunotherapy Opdivo® (nivolumab) in multiple tumor types.

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

Three combination trials of Rubraca and Opdivo are currently underway sponsored by Clovis or BMS, and in February 2019, lucitanib was added to the clinical collaboration in combinations with Opdivo.

ATHENA is the Clovis-sponsored four-arm first-line maintenance treatment study (NCT03522246) to evaluate Rubraca and Opdivo, Rubraca, Opdivo and placebo in an estimated 1,000 newly diagnosed patients with stage III/IV high-grade ovarian, fallopian tube, or primary peritoneal cancer who have completed platinum-based chemotherapy. The primary objectives are first, to determine if Rubraca extends PFS versus placebo, and second, to determine if the combination of Rubraca and Opdivo meaningfully extends PFS versus Rubraca monotherapy, or versus placebo. The ATHENA study, which initiated in 2018, is expected to complete enrollment in the second quarter of 2020, and evaluate Rubraca in terms of two key outcomes in a step-down manner: monotherapy versus placebo in the first-line maintenance setting in the HRD population, inclusive of BRCA, and in the all comers (intent-to-treat) population, and later, any potential advantage for the combination of Rubraca and Opdivo in the same patient populations. ATHENA is the first front-line switch maintenance study to evaluate a PARP inhibitor as monotherapy and in combination with an anti-PD-1 in one study design. We anticipate the results of the Rubraca monotherapy arm versus placebo in all study populations in the second half of 2021, and then a year or more later, the results of Rubraca plus Opdivo versus Rubraca in all study populations. Each of the analyses will first evaluate outcomes in the HRD population, inclusive of BRCA, and then step down to the entire intent-to-treat population.

BMS is sponsoring CheckMate 9KD (NCT03338790), a Phase 2 three-arm study in mCRPC, evaluating Opdivo + Rubraca, Opdivo + docetaxel + prednisone, and Opdivo + enzalutamide, with the objective of determining how the combinations affects objective response rate and PSA response. The study is enrolling patients with biomarker negative or positive disease, and tumor tissue samples are being used to determine biomarker status. BMS initiated the study in the fourth quarter of 2017.

BMS is also sponsoring FRACTION-GC (NCT02935634), a Phase 2 multi-arm study evaluating Opdivo in combination with other therapies in advanced gastric cancer. The trial includes, among other combinations, an evaluation of Opdivo + Rubraca, Yervoy + Rubraca and the triplet combination of Opdivo + Yervoy + Rubraca. This is the first sponsored study to explore this triplet combination, and it is now enrolling patients into the safety lead-in part of the Rubraca-containing portion of the study.

Beyond the BMS clinical collaboration, the Clovis-sponsored SEASTAR Phase 1b/2 study (NCT03992131) is comprised of multiple single-arm rucaparib combination studies, including:

●	Rubraca with lucitanib, our investigational inhibitor of multiple tyrosine kinases including VEGFR, for the treatment of advanced solid tumors in the Phase 1b portion. This study is currently enrolling patients in the dose-finding portion of the study.
●	As part of a clinical collaboration with Immunomedics, Rubraca with sacituzumab govitecan, Immunomedics’ lead antibody-drug conjugate product candidate. The safety cohort is currently enrolling patients, and decisions on any expansion cohorts will be made following review of safety data.

Pancreatic cancer

Interim results from an investigator-initiated Phase 2 trial of Rubraca as first-line maintenance therapy in platinum-sensitive patients with advanced pancreatic cancer reported at the American Association for Cancer Research (“AACR”) annual meeting in April 2019 suggest that first-line maintenance therapy with Rubraca following induction with platinum-based chemotherapy provides disease control with no new safety signals among patients with a pathogenic mutation in BRCA1, BRCA2 or PALB2. Based on these data as well as the earlier Clovis-sponsored RUCAPANC study, we plan to enroll patients with pancreatic cancer and selected genetic mutations in the LODESTAR pan-tumor study of rucaparib that initiated in late 2019.

Bladder cancer

In April 2019, we discontinued our Clovis-sponsored ATLAS Phase 2 open-label monotherapy clinical trial evaluating rucaparib in recurrent, metastatic bladder cancer. The decision was based on recommendations by an independent data monitoring committee (“DMC”) following its review of preliminary efficacy data for 62 patients enrolled and treated in the study, which demonstrated that the objective response rate in the intent-to-treat population did not meet the protocol-defined continuance criteria, and suggested that monotherapy treatment may not provide a meaningful clinical benefit in the all-comer patient population enrolled in the trial. Following the DMC’s recommendation to stop enrollment in the study, we terminated the ATLAS study early. We plan to enroll patients with advanced bladder cancer and selected genetic mutations in the LODESTAR pan-tumor study of rucaparib that initiated in late 2019.

Companion Diagnostics

Two FDA-approved companion diagnostic tests are commercially available to select ovarian cancer patients for treatment with Rubraca.

Foundation Medicine, Inc. (“Foundation”) markets its comprehensive companion diagnostic test for solid tumors, FoundationOne®CDx (“F1CDx”), a next generation sequencing-based in vitro diagnostic device for detection of substitutions, insertion and deletion alterations, and copy number alterations in 324 genes (including BRCA1/2), select gene rearrangements, as well as genomic signatures, including LOH, microsatellite instability and tumor mutational burden using tumor tissue specimens. F1CDx is approved as a companion diagnostic to select ovarian cancer patients with BRCA1/2 mutations for treatment with Rubraca.

BRACAnalysis™CDx, is a blood-based assay for the qualitative detection and classification of germline mutations in BRCA1/2 genes commercialized by Myriad Genetics Laboratories, Inc. BRACAnalysis CDx is approved as a companion diagnostic to select ovarian cancer patients with BRCA1/2 mutations for treatment with Rubraca.

In July 2019, we entered into an agreement with Foundation to collaborate on the development of a plasma-based companion diagnostic assay to select patients with deleterious BRCA1/2 mutations for treatment with Rubraca based on Foundation’s liquid biopsy platform, FoundationOne®Liquid.

Lucitanib – a VEGFR, PDGFR and FGFR Inhibitor

Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with BMS. Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, currently enrolling Phase 1b/2 combination studies involving lucitanib consist of the Clovis-sponsored LIO-1 study (NCT04042116) of lucitanib in combination with nivolumab in advanced gynecologic cancers and other solid tumors and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors. We anticipate initial data from these studies to be presented at medical meetings in 2020. In addition to the LIO-1 study, the BMS-sponsored Phase 1/2 study CheckMate 79X is planned to initiate in early 2020 to evaluate multiple combinations with nivolumab, including an arm with lucitanib in patients with second-line non-small cell lung cancer.

The composition of matter patent for lucitanib expires in 2030 in the U.S. and 2028 in Europe, with up to five years patent term extension available. We hold the global (excluding China) development and commercialization rights for lucitanib.

VEGF, PDGF and FGF: The Role of these Tyrosine Kinase Inhibitors in Cancer

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

The PDGF family consists of five different isoforms of PDGF ligand that bind to and activate cellular responses through two different receptors (PDGFRα/ß). In tumors, PDGF signaling plays a diverse role in many aspects of tumor development promoting cell proliferation, invasion, migration and angiogenesis. Amplification and/or mutation of the gene encoding the PDGFRα receptor is observed in a wide range of cancers, including lung cancer, an aggressive form of brain cancer called glioblastoma and a cancer of the gastrointestinal tract known as gastrointestinal stromal tumors. Amplification of the PDGFRα gene results in excess production, or the over-expression, of PDGFRα protein on the surface of the tumor cell. The over-expression of PDGFRα on the tumor cell surface leads to an increased receptor signaling, which stimulates uncontrolled proliferation of some types of tumor cells.

The FGFs are a family of related extracellular proteins that normally regulate cell proliferation and survival in humans. The FGF family consists of 22 ligands that exert their physiological effect on cells by binding to four FGFRs (FGFR1- 4). As with the PDGF family, some cancers display FGF/FGFR gene amplification/mutation resulting in continual activation of the FGFR signaling pathway leading to uncontrolled cell division. Tumors with a relatively high incidence of FGF aberrations, which include amplification of the FGFR1 gene and amplification of a region of chromosome 11q that contains several FGF ligands, include breast and lung cancers. In addition, FGFR gene amplification/mutation is also observed in a wide range of cancer indications including sarcoma, ovarian cancer, adenocarcinoma of the lung, bladder cancer, colorectal cancer and endometrial cancer.

As an inhibitor of VEGFR1-3, PDGFRα/ß and FGFR1-3 and given the role that each of these receptor kinases plays in tumor progression and metastasis formation, lucitanib has the potential benefit of targeting three relevant pro-angiogenic growth factors in targeted patient populations identified by molecular markers. Data from earlier studies suggest that lucitanib’s VEGF inhibition may be the primary driver of its activity, and both preclinical and clinical data provide a scientific rationale for further development on lucitanib in combination with other agents.

Targeting angiogenesis and immune checkpoint pathways may have a synergistic effect on antitumor activity. Angiogenesis has been shown to be immunosuppressive within the tumor microenvironment, dampening anti-tumor immune responses, according to Nature Reviews in Clinical Oncology (Fukumara 2018). Immune effects of angiogenesis include modulation of T-cell infiltration into the tumor, inhibition of dendritic cell maturation, and the modulation of cell adhesion molecules and immune cell populations. Inhibition of angiogenesis by small molecule RTK inhibitors or monoclonal antibodies may reverse immunosuppression. These data suggest the clinical activity of PD-(L)1 inhibitors may be enhanced through the inhibition of angiogenesis by lucitanib. Clovis preclinical studies of multiple syngeneic tumor models have shown that lucitanib in combination with a PD-1 inhibitor delivers superior activity. In addition to the Clovis- and BMS-sponsored studies underway, multiple additional Phase 1-3 studies are examining the combination of angiogenesis and PD-(L)1 inhibitors in different indications.

Preclinical and clinical data support the potential activity of combining angiogenesis and PARP inhibition. According to Cancer Research (Bindra 2005, Chan 2008, Chan 2010) and Molecular and Cellular Biology (Bindra 2004), there is a link between PARP inhibition and suppression of angiogenesis: chronic hypoxia induces down-regulation of BRCA1 and RAD51 and decreases homologous recombination in cancer cells. Clovis preclinical data in an ovarian tumor BRCA1mut syngeneic model showed the combination of lucitanib and rucaparib is more active than monotherapy than either lucitanib or rucaparib as a single agent and showed similar anti-tumor activity to rucaparib in combination with another oral VEGFR inhibitor. Published clinical data for the combination of another oral VEGFR inhibitor and PARP inhibitor in development further demonstrate the potential activity of the combination.

FAP-2286 and Peptide-Targeted Radiopharmaceutical Therapy Discovery Program

FAP-2286 is a preclinical candidate discovered by 3BP under investigation as a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein alpha (“FAP”). In September 2019, we acquired U.S. and global rights to FAP-2286, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. We plan to file an IND application for FAP-2286 in the second half of 2020 to support a Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent, with expansion cohorts planned in multiple tumor types as part of a global development program.

Patent applications are pending that claim FAP-2286 generically and specifically (including with respect to composition of matter) that, if issued, would have expiration dates in 2040.

We also have agreed with 3BP to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

The Role of Fibroblast Activation Protein Alpha as a Radiopharmaceutical Target

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

PTRT is an emerging class of drugs and it involves the injection of a small amount of radioactive material – a radionuclide – that is combined with a cancer-targeting peptide for use as a targeted pharmaceutical. The targeting peptide is able to recognize and bind to specific receptors on the cancel cells, and the intended result is to deliver a high dose of radiation to the tumor while sparing normal tissue because of its rapid systemic clearance. In order for the targeted radiopharmaceutical to be safe and efficacious, it must rapidly attach to cancer cells or in close vicinity to the cancer cells, be retained in or at the tumor site for a sufficient period of time that the radionuclide can have activity on the cancer cells, have minimal attachment to non-cancer cells, and then be rapidly cleared from the body.

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

In addition, an evident biological rationale supports the combination of targeted radionuclide therapy with cancer therapies including PARP inhibitors and anti-PD-1/PDL-1 agents. While our initial development focus will be on monotherapy with FAP-2286, we may explore these types of combinations pre-clinically and clinically as well.

First Clinical Experience Reported from FAP-2286 Named Patient Use

Physicians in Germany and certain other countries may treat patients suffering from life-threatening diseases or disease leading to severe disability with experimental drugs if no other appropriate options are available under named-patient or similar programs. A physician may initiate treatment for specific patients until there is commercial product available and patients are encouraged to enroll in clinical trials where possible. Named patient programs are not clinical trials and the treating physician is solely responsible for, and makes all decisions independently, including dose and assessment of efficacy and safety, and the drug sponsor has no role in decisions.

In December 2019, Professor Dr. Richard P. Baum reported his initial independent clinical experience with FAP-2286 in named-patient use in ten patients at the International Centers for Precision Oncology (“ICPO”) Foundation Symposium in Bad Berka, Germany. At Prof. Dr. Baum’s clinic, FAP-2286 was linked to Gallium-68 as a tumor-imaging compound using PET/CT scanning and to Lutetium-177 as a therapeutic agent. While we were not provided the data behind his results and have not verified those results, we were encouraged by his presentation, and believe that his reported experience supports our pre-clinical and development plans.

As the early named patient use in Germany suggests, significant interest already exists within the academic community to explore the potential of FAP as an imaging and treatment target. We are evaluating opportunities to support investigator-initiated research proposals that could generate imaging data for FAP-2286 prior to the availability of any clinical data. Information from these independent projects could be useful to provide additional experience with FAP-2286 and better understand the characteristics of FAP expression in multiple tumor types.

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

Rubraca Competition

Lynparza®/olaparib (AstraZeneca UK Limited) was the first PARP inhibitor to market and has been approved in the US in the following indications:

●	for the maintenance treatment of adult patients with deleterious or suspected deleterious germline or somatic BRCA-mutated (“gBRCAm” or “sBRCAm”) advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to first-line platinum-based chemotherapy;
●	for the treatment of adult patients who have deleterious or suspected deleterious gBRCAm advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy;
●	for the maintenance treatment of adult patients with recurrent epithelial, fallopian tube or primary peritoneal cancer, who are in a complete or partial response to platinum-based chemotherapy;
●	in patients with deleterious or suspected deleterious gBRCAm, human epidermal growth factor receptor 2 (“HER2”)-negative metastatic breast cancer who have been treated with chemotherapy in the neoadjuvant, adjuvant, or metastatic setting; and
●	for the maintenance treatment of adult patients with deleterious or suspected deleterious gBRCAm metastatic pancreatic adenocarcinoma whose disease has not progressed on at least 16 weeks of a first-line platinum-based chemotherapy regimen.

Lynparza is approved in the EU as monotherapy for the:

●	maintenance treatment of adult patients with advanced (FIGO stages III and IV) BRCA1/2-mutated (germline and/or somatic) high-grade epithelial ovarian, fallopian tube or primary peritoneal cancer who are in response (complete or partial) following completion of first-line platinum-based chemotherapy;
●	maintenance treatment of adult patients with platinum-sensitive relapsed high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in response (complete or partial) to platinum-based chemotherapy; and
●	treatment of adult patients with germline BRCA1/2-mutations, who have HER2 negative locally advanced or metastatic breast cancer. Patients should have previously been treated with an anthracycline and a taxane in the (neo)adjuvant or metastatic setting unless patients were not suitable for these treatments. Patients with hormone receptor-positive breast cancer should also have progressed on or after prior endocrine therapy, or be considered unsuitable for endocrine therapy.

AstraZeneca and Merck & Co., Inc. have a global strategic oncology collaboration to co-develop and co-commercialize Lynparza for multiple cancer types. Lynparza is being investigated, alone and in combination with other agents, in multiple indications across several tumor types, including breast, prostate, and pancreatic cancers.

AstraZeneca has filed an sNDA for Lynparza in combination with bevacizumab, which has been granted priority review in the United States, for the maintenance treatment of patients with advanced ovarian cancer who are in complete or partial response to 1st-line platinum-based chemotherapy with bevacizumab. A PDUFA date is set for the second quarter of 2020.

In October 2019, the results of the PROFOUND Phase 3 trial were reported in men with metastatic castration-resistant prostate cancer (“mCRPC”) who have a homologous recombination repair gene mutation and have progressed on prior treatments with new hormonal anticancer treatments. Results from the trial showed a statistically-significant and clinically-meaningful improvement in the primary endpoint of radiographic progression-free survival (“rPFS”) with Lynparza vs. enzalutamide or abiraterone in men with mCRPC selected for BRCA1/2 or ATM gene mutations, a subpopulation of HRR gene mutations. AstraZeneca has filed an sNDA for second line mCRPC with HRR mutations based on data from the PROFOUND trial, and has been granted priority review, with a PDUFA date set for Q2 2020.

Zejula®/niraparib (GlaxoSmithKline plc) was the first PARP inhibitor approved for maintenance in the recurrent setting and is approved in the United States in the following indications:

●	for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.
●	for the treatment of adult patients with advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with three or more prior chemotherapy regimens and whose cancer is associated with homologous recombination deficiency (“HRD”) positive status defined by either:
o	a deleterious or suspected deleterious BRCA mutation, or
o	genomic instability and who have progressed more than six months after response to the last platinum-based chemotherapy.

In February 2020, GlaxoSmithKline announced acceptance of an sNDA with the FDA for first line maintenance treatment for women with platinum-responsive advanced ovarian cancer. The sNDA filing is based on data from the PRIMA trial. The sNDA is being reviewed under the Real-Time Oncology Review pilot program.

Zejula is approved in the EU as monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in response (complete or partial) to platinum-based chemotherapy.

Additional clinical investigations of Zejula in ovarian, breast and lung cancers are ongoing or planned. Janssen Pharmaceuticals has licensed rights to develop and commercialize niraparib specifically for patients with prostate cancer worldwide, except in Japan. Preliminary results announced in February and September 2019 for Janssen’s Phase 2 GALAHAD study evaluating niraparib in patients with mCRPC and DNA-repair pathway defects showed that approximately 40 percent of patients with a BRCA1/2 mutation demonstrated a RECIST response.

TALZENNA™/talazoparib (Pfizer Inc.) is approved in the US and EU for the treatment of adult patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) HER2-negative locally advanced or metastatic breast cancer.

There are several PARP inhibitors in clinical development including AbbVie Inc.’s veliparib and ABT-767, BeiGene, Ltd.’s pamiparib, Checkpoint Therapeutics Inc.’s CK-102, and Oncology Venture A/S’s 2X-121. While most PARP inhibitor development focuses on ovarian, breast and prostate cancers, additional efforts are aimed toward bladder, lung, and pancreatic cancers as well.

In addition, combination approaches that include PARP inhibitors, including Lynparza and Zejula, with other anticancer agents are in various phases of clinical development across a variety of oncology indications. These combination therapies may result in future competitive pressure on Rubraca.

Outside of the PARP class, Avastin®/bevacizumab is approved in the US in ovarian cancer for the following indications:

●	epithelial ovarian, fallopian tube, or primary peritoneal cancer in combination with carboplatin and paclitaxel, followed by Avastin as a single agent, for Stage III or IV disease following initial surgical resection;
●	epithelial ovarian, fallopian tube, or primary peritoneal cancer in combination with paclitaxel, pegylated liposomal doxorubicin, or topotecan for platinum-resistant recurrent disease who received no more than 2 prior chemotherapy regimens; and
●	epithelial ovarian, fallopian tube, or primary peritoneal cancer in combination with carboplatin and paclitaxel or carboplatin and gemcitabine, followed by Avastin as a single agent, for platinum-sensitive recurrent disease.

Additionally, Avastin®/bevacizumab is approved in the EU in ovarian cancer for the following indications:

●	in combination with carboplatin and paclitaxel for the front-line treatment of adult patients with advanced (International Federation of Gynecology and Obstetrics (FIGO) stages III B, III C and IV) epithelial ovarian, fallopian tube, or primary peritoneal cancer;
●	in combination with carboplatin and gemcitabine or in combination with carboplatin and paclitaxel, for treatment of adult patients with first recurrence of platinum-sensitive epithelial ovarian, fallopian tube or primary peritoneal cancer who have not received prior therapy with bevacizumab or other VEGF inhibitors or VEGF receptor–targeted agents; and
●	in combination with paclitaxel, topotecan, or pegylated liposomal doxorubicin is indicated for the treatment of adult patients with platinum-resistant recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who received no more than two prior chemotherapy regimens and who have not received prior therapy with bevacizumab or other VEGF inhibitors or VEGF receptor–targeted agents.

Other out-of-class agents approved for use in advanced ovarian cancer include chemotherapeutic agents (e.g. platinum-based doublets, platinum monotherapy, non-platinum chemotherapy, etc.), Doxil® (Janssen Biotech, Inc.), and Hycamtin® (Novartis Pharmaceuticals Corporation). There are additional out-of-class agents in clinical development that may pose a future competitive threat to Rubraca.

Lucitanib Competition

Competitive threats to lucitanib include other inhibitors of VEGFR, PDGFR and FGFR, but most significantly Eisai Inc.’s Lenvima®/lenvatinib. Lenvima is approved for the following indications in the United States:

●	for the treatment of patients with locally recurrent or metastatic, progressive, radioactive iodine-refractory differentiated thyroid cancer;
●	in combination with everolimus, for the treatment of patients with advanced renal cell carcinoma following one prior anti-angiogenic therapy;
●	for the first-line treatment of patients with unresectable hepatocellular carcinoma; and
●	in combination with Merck & Co., Inc.’s PD-1 inhibitor Keytruda (pembrolizumab), for the treatment of patients with advanced endometrial carcinoma that is not microsatellite instability-high or mismatch repair deficient, who have disease progression following prior systemic therapy and are not candidates for curative surgery or radiation.

In addition, Eisai and Merck have established a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima, and have a broad clinical program underway to evaluate Lenvima, alone and in combination with Keytruda, in a wide variety of tumor types.

FAP-2286 Competition

Competitive threats to our product candidate FAP-2286 include those that are currently approved and widely available or are established as standards of care for the treatment of indications for which FAP-2286 may be developed, if the preclinical candidate advances into clinical development. At this preclinical stage, our development strategy for

FAP-2286 is under evaluation, and specific competitive threats will be identified and taken into consideration as the program evolves.

More generally, there is an increasing commitment of resources in the pharmaceutical industry to emerging areas such as antibody drug conjugate therapies and radio-labeled therapeutics and screening agents, which may in the future compete in the indications for which we choose to develop FAP-2286. For example, in June 2019, Sofie Biosciences licensed rights including small molecule inhibitors of FAP for imaging and therapeutic use from University Medical Centre Heidelberg. In addition, other potential FAP-directed radionuclide therapeutics are in preclinical development by other parties.

Radionuclide therapeutics with targets other than FAP may compete with FAP-2286, should we develop FAP-2286 in the same tumor types. For example, in September 2017, Endocyte, Inc. licensed rights to develop and commercialize agents targeting prostate-specific membrane antigen, including the drug candidate 177Lu-PSMA-617, a radioligand therapeutic, from ABX GmbH. Endocyte was acquired by Novartis in 2018, and 177Lu-PSMA-617 is currently in a Phase 3 trial for the treatment of metastatic castration-resistant prostate cancer. In addition, other targeted radionuclide therapeutics are in earlier stage clinical development, including but not limited to 3BP-227 (Ipsen) which targets neurotensin receptor type 1, BAY2287411 (Bayer) which targets mesothelin, BAY2701439 (Bayer) which targets HER-2, and BAY 2315497 (Bayer) which targets PSMA.

Furthermore, universities and private and public research institutes are active in cancer research, the results of which may result in direct competition with FAP-2286 or our other product candidates. For example, the German Center of Cancer Research and University Medical Center Heidelberg, the owners of the patent rights to PSMA 617 (which were licensed to ABX and, in turn, to Novartis), may continue to engage in research relating to radioligand therapeutics.

License Agreements

Pfizer Inc.

In June 2011, we entered into a license agreement with Pfizer, Inc. (“Pfizer”) to obtain the exclusive global rights to develop and commercialize Rubraca. The exclusive rights are exclusive even as to Pfizer and include the right to grant sublicenses. Pursuant to the terms of the license agreement, we made a $7.0 million upfront payment to Pfizer and are required to make additional payments to Pfizer for the achievement of certain development and regulatory and sales milestones and royalties on sales as required by the license agreement. Prior to the FDA approval of Rubraca, we made milestone payments of $1.4 million, which were recognized as acquired in-process research and development expense.

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

These milestone payments were recognized as intangible assets and are amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.0 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

AstraZeneca UK Limited

In April 2012, we entered into a license agreement with AstraZeneca UK Limited (“AstraZeneca”) to acquire exclusive rights associated with Rubraca under a family of patents and patent applications that claim methods of treating patients with PARP inhibitors in certain indications. The license enables the development and commercialization of Rubraca for the uses claimed by these patents. AstraZeneca receives royalties on net sales of Rubraca.

Advenchen Laboratories LLC

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

3B Pharmaceuticals GmbH (“3BP”)

In September 2019, we entered into a global license and collaboration agreement with 3BP to develop and commercialize a PTRT and imaging agent targeting FAP. The lead candidate, designated internally as FAP-2286, is being developed pursuant to a global development plan agreed to by the parties. We are responsible for the costs of all preclinical and clinical development activities described in the plan, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the preclinical development phase of the collaboration. Upon the signing of the license and collaboration agreement in September 2019, we made a $9.4 million upfront payment to 3BP, which we recognized as acquired in-process research and development expense.

Pursuant to the terms of the FAP agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory milestone events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP single- to low-double-digit royalties on net sales of the FAP-targeted therapeutic product and imaging agent, based on the volume of annual net sales achieved. In addition, 3BP is entitled to receive 34% of any consideration, excluding royalties on the therapeutic product, pursuant to any sublicenses we may grant.

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

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we accrued and recognized as a research and development expense.

Pursuant to the terms of the agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory milestone events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP a 6% royalty on net sales of License Products (as defined in the agreement), based on the volume of quarterly net sales achieved.

We are obligated under the discovery collaboration agreement to use diligent efforts to develop and commercialize the product candidates, if any, that result from the discovery program, and we are responsible for all clinical development and commercialization costs. The agreement with 3BP will remain in effect until the expiration of our royalty obligations to 3BP, determined on a product-by-product and country-by-country basis, unless we elect to terminate the agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, 3BP can terminate the agreement, resulting in a loss of our rights.

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

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	completion of extensive non-clinical laboratory tests and non-clinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;

●	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated at least annually;
●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
●	submission to the FDA of a marketing authorization application in the form of an NDA for the initial commercial sale of a product, or of a sNDA, for approval of a new indication if the product is already approved for another indication;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with Current Good Manufacturing Practices (“cGMP”) and/or sites involved in clinical studies to assess compliance with Good Clinical Practices (“GCP”);
●	if FDA convenes an advisory committee, satisfactory completion of the advisory committee review; and
●	FDA review and approval of the marketing authorization application and product prescribing information prior to any commercial marketing or sale of the drug for the intended use.

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

The clinical investigation of a drug is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

●	Phase 1. Phase 1 includes the initial introduction of the product candidate into humans. Phase 1 clinical trials are typically closely monitored and may be conducted in patients with the target disease or condition or in healthy volunteers. These studies are designed to evaluate the safety, dosage tolerance, metabolism and pharmacologic actions of product candidate in humans, the side effects associated with increasing doses, and if possible, to gain early evidence on effectiveness. During Phase 1 clinical trials, sufficient information about the product candidate’s pharmacokinetics and pharmacological effects may be obtained to permit the design of well-controlled and scientifically valid Phase 2 clinical trials. The total number of participants included in Phase 1 clinical trials varies but is generally in the range of 20 to 80.
●	Phase 2. Phase 2 includes controlled clinical trials conducted to preliminarily or further evaluate the effectiveness of the product candidate for a particular indication(s) in patients with the disease or condition under study, to determine dosage tolerance and optimal dosage, and to identify possible adverse side effects and safety risks associated with the drug. Phase 2 clinical trials are typically well-controlled, closely monitored, and conducted in a limited patient population, usually involving no more than several hundred participants.
●	Phase 3. Phase 3 clinical trials are generally controlled clinical trials conducted in an expanded patient population generally at geographically dispersed clinical trial sites. They are performed after preliminary

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

Medicines can be authorized in the EU by using either the centralized authorization procedure or national authorization procedures. Under the centralized procedure, marketing authorization applications are submitted to the EMA whose CHMP reviews the application and issues an opinion on it. The opinion is considered by the European Commission (“EC”) which is responsible for deciding applications. If the application is approved, the EC grants a single marketing authorization that is valid for all EU member states as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that contain a new active substance indicated for the treatment of certain diseases, including cancer.

The national authorization procedures, the decentralized and mutual recognition procedures, are available for products for which the centralized procedure is not compulsory. Using the decentralized procedure, an applicant may apply for simultaneous authorization in more than one EU country of medicinal products that have not yet been authorized in any EU country and that do not fall within the mandatory scope of the centralized procedure. Under the mutual recognition procedure, a medicine is first authorized in one EU Member State, in accordance with the national procedures of that country. Following this, further marketing authorizations can be sought from other EU countries in a procedure whereby the countries concerned agree to recognize the validity of the original, national marketing authorization

Available Special Regulatory Procedures

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

Orphan Drug Designation

The FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States. In the EU, the EMA’s Committee for Orphan Medicinal Products grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions affecting not more than five in 10,000 persons in the EU Community. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition and when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product.

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

In the EU, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Fast Track is a designation which is more similar to the Breakthrough Therapy designation, but is granted based on preliminary data including non-clinical or mechanistic data, and allows more frequent communication with FDA to expedite drug development

Accelerated approval provides for an earlier approval for a new drug that is intended to treat a serious or life-threatening disease or condition upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit and is better than available therapy. A surrogate endpoint is a laboratory measurement or physical sign used as an indirect or substitute measurement representing a clinically meaningful outcome. The FDA will also consider the severity, rarity or prevalence of the condition. As a condition of approval for drugs granted accelerated approval, one or more post-marketing confirmatory studies are required to confirm as predicted by the surrogate marker trial an effect on clinical benefit, which is defined as having a positive effect on how a patient feels, functions or survives.

Accelerated Review in the European Union

Under the Centralized Procedure in the EU, the maximum timeframe for the evaluation of a marketing authorization application is 210 days (excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP). Accelerated evaluation might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, defined by three cumulative criteria: the seriousness of the disease (e.g. heavy disabling or life-threatening diseases) to be treated; the absence or insufficiency of an appropriate alternative therapeutic approach; and anticipation of high therapeutic benefit. In this circumstance, EMA ensures that the opinion of the CHMP is given within 150 days of submission of the MAA, excluding clock stops.

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

Different pricing and reimbursement schemes exist in other countries and vary widely from country to country. In the European Community, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of those products to consumers. Some jurisdictions operate positive and negative list systems under which products may only be marketed once a reimbursement price has been agreed. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost-effectiveness of a particular product candidate to currently available therapies. Other member states allow companies to fix their own prices for medicines but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

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

Advertising and Promotion

The FDA and other U.S. federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, the FDCA and the FDA’s implementing regulations and standards. The FDA’s review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, communications regarding unapproved or “off-label” uses, industry sponsored scientific and educational activities and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. FDA regulations also impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements and restrictions regarding unapproved uses of a drug or for other violations of its advertising and labeling laws and regulations, may result in adverse publicity and enforcement action by the FDA, the Department of Justice or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. A range of penalties are possible that could have significant commercial consequences, including product seizures, injunctions, administrative remedies, civil and/or criminal fines, agreements that materially restrict the manner in which a company promotes or distributes its products, or regulatory enforcement letters which may require corrective advertising or other corrective communications to healthcare professionals or consumers.

Other Healthcare Laws and Compliance Requirements

We are subject to various laws targeting fraud and abuse in the healthcare industry, including federal and state anti-kickback laws and false-claims laws. Violations of these laws can lead to civil and criminal penalties, including fines, imprisonment and administrative remedies such as exclusion from participation in federal healthcare programs.

The federal Anti-Kickback Statute prohibits persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce either the referral of an individual, or the furnishing, recommending, or arranging for a good or service, for which payment may be made under a federal healthcare program, such as Medicare and Medicaid. The reach of the Anti-Kickback Statute was broadened by the Affordable Care Act, which, among other things, amended the intent requirement of the federal Anti-Kickback Statute and criminal healthcare fraud statutes contained within 42 U.S.C. § 1320a-7b. Pursuant to the statutory amendment, a person or entity no longer needs to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it in order to have committed a violation. In addition, the government may assert that a claim submitted in violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (discussed below) or the civil monetary penalties statute. Many states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare items or services reimbursed by any source, not only the Medicare and Medicaid programs.

The federal False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal program, including federal healthcare programs. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil fines and penalties.

In addition, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of co-payments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid-payable items or services, may be liable for civil monetary penalties of up to $20,000 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the federal Anti-kickback Statute and False Claims Act, which can impose additional penalties. One of the statutory exceptions to this prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The Office of Inspector General of the Department of Health and Human Services emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud. To the extent our patient assistance programs are found to be inconsistent with applicable laws, we may be required to restructure or discontinue such programs or be subject to significant penalties.

In addition to the laws described above, the Affordable Care Act also imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information to CMS may result in civil monetary penalties of up to an aggregate of $169,170 per year (or up to an aggregate of $1.128 million per year for “knowing failures”), for all payments, transfers of value, or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Applicable drug manufacturers are required to collect data for each calendar year and submit reports to CMS by March 31st of each subsequent calendar year. In addition, there is also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws impose administrative and compliance burdens that may affect our sales, marketing, and other promotional activities.

For marketed products which are covered in the United States by the Medicaid program, we have various obligations, including government price calculation and reporting and rebate requirements which generally require products be offered at substantial rebates/discounts to Medicaid and certain purchasers (including “covered entities” purchasing under the 340B Drug Discount Program). We are also required to discount such products to authorized users of the Federal Supply Schedule of the General Services Administration, under which additional laws and requirements apply. These programs require submission of pricing data and calculation of discounts and rebates pursuant to complex statutory formulas, as well as the execution of government procurement contracts governed by the Federal Acquisition Regulations. The guidance governing such calculations is not always clear and may require significant investment in personnel, systems and resources in order to comply. Failure to properly calculate our prices, or offer required discounts or rebates could subject us to substantial penalties.

One component of the rebate and discount calculations under the Medicaid and 340B programs is the “additional rebate”, a complex calculation which is based, in part, on the rate at which a branded drug’s price increases over time as compared to the rate of inflation (based on the CPI-U published by the United States Department of Labor). This calculation is based on the baseline pricing data for the first full quarter of sales associated with a branded drug’s NDA, and baseline data cannot generally be reset, even on transfer of the NDA to another manufacturer. This “additional rebate” calculation can, in some cases where price increases have been relatively high versus the first quarter of sales of the NDA, result in Medicaid rebates up to 100% of a drug’s “average manufacturer price” and 340B prices of one penny. Separately, subject to the control of Directive 89/105/EEC, pricing and reimbursement in the EU/EEA (“European Economic Area”) is governed by national rules and policies and may vary from Member State to Member State.

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

The privacy and protection of consumer information remains a developing area and we continue to monitor legislative and regulatory developments both in the United States as well as Europe. For example, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020 and, as enacted, requires us to make new disclosures to consumers about our data collection, use, and sharing practices. It also provides a new cause of action for data breaches. While the CCPA is subject to further rulemaking proceedings by the California Attorney General, the CCPA could create liability for us or increase our cost of doing business. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the EU Data Privacy Directive (95/46/EC), which was replaced on May 25, 2018 by the more restrictive General Data Protection Regulation (Regulation (EU) 2016/679) and the Swiss Federal Data Protection Act and Data Protection Ordinance, regulate the processing of personal data within the EU and between countries in the EU and countries outside of the EU, including the U.S. Failure to provide adequate privacy protections and maintain compliance with the EU-U.S. and Swiss-U.S Privacy Shield Frameworks, could jeopardize business transactions across borders and result in significant penalties. Similar to the impact of the CCPA, these laws could create liability for us or increase our cost of doing business.

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

In the EEA, in vitro medical devices are required to conform to the essential requirements of the E.U. Directive on in vitro diagnostic medical devices (Directive No 98/79/EC, as amended). To demonstrate compliance with the essential requirements, the manufacturer must undergo a conformity assessment procedure. The conformity assessment varies according to the type of medical device and its classification. For low-risk devices, the conformity assessment can be carried out internally, but for higher risk devices it requires the intervention of an accredited EEA Notified Body. If successful, the conformity assessment concludes with the drawing up by the manufacturer of an EC Declaration of Conformity entitling the manufacturer to affix the CE mark to its products and to sell them throughout the EEA. The data generated for the U.S. registration will be sufficient to satisfy the regulatory requirements for the EU and other countries.

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

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which permits the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors. We applied for patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) for U.S. Patent 6,495,541 directed to the rucaparib composition of matter and requested patent term extension to the fourth quarter of 2023. We obtained a one-year interim patent term extension while our patent term extension application remains under review. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms and formulations and have expiration dates through potentially 2035, including the rucaparib camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031 and a patent family directed to high dosage strength rucaparib tablets that expires in 2035. As of 2020, the rucaparib camsylate salt/polymorph patent is issued in 49 countries to date (including US and Europe), with applications pending in 9 countries, and the high dosage strength rucaparib tablets patent is issued in the U.S., pending in Europe and pending or issued in 15 other countries. Two oppositions were filed in the granted European counterpart of the rucaparib camsylate salt/polymorph patent on June 20, 2017. European oppositions are commonly filed against patents related to pharmaceutical products. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019. All claims in the originally granted patent will remain in force until the Technical Board of Appeal issues its decision. The rucaparib camsylate salt/polymorph patent expires in 2031. We have filed for patent term extension under a supplementary protection certificate for Rubraca in the European counterpart of the rucaparib camsylate salt/polymorph patent and believe that extension could be available to 2033. Patents in our high dosage strength rucaparib tablets patent family issued in the United States, with claims that cover the commercial Rubraca product, including all commercial dosage strengths expire in 2035. Additionally, in Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

We obtained rights to lucitanib by acquiring EOS in November 2013, along with its license agreement with Advenchen. We have rights to develop and commercialize lucitanib on a global basis, excluding China. Composition of matter and method of use patent protection for lucitanib and a group of structurally-related compounds is issued in the U.S., Europe and Japan and is issued or pending in other jurisdictions. In the U.S., the composition of matter patent will expire in 2030, and in other jurisdictions, it expires in 2028. We believe that patent term extension could be available to extend our composition of matter patent up to five years beyond the scheduled expiration under the Hatch-Waxman Act in the U.S., and similar provisions in other jurisdictions. Additionally, patents directed to methods of manufacturing lucitanib are issued in the United States, Europe, Japan, and China.

In September 2019, we acquired rights from 3BP, to develop and commercialize a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein alpha (“FAP”), including FAP-2286. We hold global development rights, and U.S. and global commercialization rights, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. Patent applications are pending that claim FAP-2286 generically and specifically (including with respect to composition of matter) that, if issued, would have expiration dates in 2040.

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

In addition, we have sought and intend to continue seeking orphan drug status whenever it is available. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the United States and ten years in the EU. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication.

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

Manufacturing

We currently contract with third parties for the manufacture of our product candidates for commercial use, or non-clinical studies and clinical trials and intend to do so in the future. We currently have long-term agreements with third-party contract manufacturing organizations (“CMOs”) for the production of the active ingredient and final product for Rubraca. We do not own or operate manufacturing facilities for the production of commercial and clinical quantities of our product candidates. We currently have no plans to build our own clinical or commercial scale manufacturing capabilities. To meet our projected needs for commercial manufacturing, we are working with our current third-party suppliers to ensure sufficient capacity to meet our manufacturing requirements. Although we rely on contract manufacturers, we have personnel with extensive manufacturing experience to oversee the relationships with our contract manufacturers.

We have developed the process for manufacturing Rubraca’s active pharmaceutical ingredient (“API”) to a degree sufficient to meet clinical demands and, as production capacity is increased as described below under “Lonza Agreement,” projected commercial requirements. Manufacturing of Rubraca API is being performed by Lonza Ltd (“Lonza”). Manufacturing operations for an advanced intermediate, which is the inventory prior to conversion to API, has been expanded to a second Lonza site during 2019. The Rubraca drug product formulation and manufacturing process to produce that formulation have been developed to a degree sufficient to meet clinical demands and projected commercial requirements. A single third-party CMO capable of both formulation development and drug product manufacturing is currently producing the Rubraca drug product.

To date, our third-party manufacturers have met our manufacturing requirements and we expect them to meet anticipated full-scale commercial demands.

Lonza Agreement - Rubraca

On October 3, 2016, we entered into an agreement with Lonza for the long-term manufacture and supply of the API for rucaparib. Under this agreement, Lonza is a non-exclusive manufacturer of the Rubraca API during the 10-year term of the agreement. Lonza constructed, in an existing Lonza facility, a production train that is exclusively dedicated to the manufacture of the Rubraca API. The dedicated production train provides manufacturing capacity to meet our currently anticipated needs for commercial supply of Rubraca API. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the production train became operational in October 2018, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties.

Either party may terminate the agreement due to a material breach of the agreement by the other party, subject to prior written notice and a cure period. We may terminate the agreement, subject to 90 days’ prior written notice, in the event Rubraca is withdrawn from the market for certain reasons. In the event of such a termination by us, or termination by Lonza due to material breach by us, we are obligated to compensate Lonza for any services rendered, or for which costs have been incurred by Lonza in anticipation of services to be provided to us, and to pay to Lonza the remaining amount of any capital program fees and quarterly fixed facility fees for the remainder of the term of the agreement. In the event we terminate the agreement due to material breach by Lonza, Lonza is obligated to repay all or a portion of the capital program fees previously paid by us.

Lucitanib

The API for lucitanib is currently being produced by Lonza. To date, the current production process has been sufficient to satisfy immediate clinical demands. We may undertake additional development work to further optimize the active pharmaceutical ingredient manufacturing process. The finished drug product for lucitanib is currently being manufactured at a CMO. The current product and process are sufficiently developed to meet immediate clinical demands. Additional scale-up work and/or additional production capacity will be necessary to support larger clinical development or commercialization requirements.

Commercial Operations

Our commercial organizations in the U.S. and Europe are in place and supporting the commercial sale of Rubraca. We believe the oncology market for Rubraca is addressable with a targeted sales and marketing organization, with capabilities that include the management of key accounts such as managed care organizations, group-purchasing organizations, oncology group networks and government accounts. We sell Rubraca through a limited distribution network consisting of select number of specialty pharmacies and distributors. Healthcare providers prescribe Rubraca to patients and the specialty pharmacies and distributors dispense Rubraca directly to patients. We intend to continue promoting Rubraca ourselves for its current indications and any additional indications we may obtain in the future. We retain the rights to Rubraca in the rest of the world.

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

Employees

As of February 14, 2020, we employed 484 full-time employees. None of our employees is represented by labor unions, and a very small number of international employees are covered by collective bargaining agreements. We consider our relationship with our employees to be good.

About Clovis

We were incorporated under the laws of the State of Delaware in April 2009 and completed our initial public offering of our common stock in November 2011. Our common stock is listed on the NASDAQ Global Select Market under the symbol “CLVS.” Our principal executive offices are located at 5500 Flatiron Parkway, Suite 100, Boulder, Colorado 80301, and our telephone number is (303) 625-5000. We maintain additional offices in San Francisco, California, Oakland, California, Cambridge, UK, London, UK, Milan, Italy and in several other locations in Europe. Our website address is www.clovisoncology.com. Our website and the information contained on, or that can be accessed through, the website will not be deemed to be incorporated by reference in, and are not considered part of, this report.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our products. We are not profitable and have incurred losses in each year since our inception in April 2009. We have only a limited operating history upon which you can evaluate our business and prospects. There are many risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Two of our earlier product candidates, CO-101 and CO-1686, encountered development and/or regulatory setbacks after initial promising data, leading us to discontinue enrollment in then-ongoing clinical trials. We have received regulatory approval to market Rubraca in the U.S. and in EU, but do not know whether Rubraca will be approved in other jurisdictions or in additional tumor types and indications, or whether it will achieve market acceptance and be commercially successful in the long run. We have only recently started to generate revenues from product sales, but these revenues have not been sufficient and won’t be sufficient in the near term, to support our operations. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2019, 2018 and 2017, we had net losses of $400.4 million, $368.0 million and $346.4 million, respectively. As of December 31, 2019, we had an accumulated deficit of $2,243.5 million. We expect to continue to incur losses for the foreseeable future. As such, we are subject to all of the risks incident to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, regulatory scrutiny, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if Rubraca or any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to obtain additional financing, we may be unable to complete the development and commercialization of our products or continue our development programs.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our products and launch and commercialize our products.

Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months. We do not have any material committed external source of funds or other support for our development efforts, other than the ATHENA clinical trial financing agreement with TPG to support the funding of the ATHENA trial.

Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we may never do in sufficient amounts, we expect to finance future cash needs through a combination of public or private equity or debt offerings, and collaborations, strategic alliances and other similar licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products, or our plans for acquisition or in-license of new product candidates. We may also seek collaborators for one or more of our current or future product candidates on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and prospects.

Servicing our long-term debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

In September 2014, we completed a private placement of $287.5 million aggregate principal amount of 2.5% convertible senior notes due 2021 (the “2021 Notes”), resulting in net proceeds to the Company of $278.3 million after deducting offering expenses. In April 2018, we completed an underwritten public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025 (the “2025 Notes”), resulting in net proceeds to the Company of $290.9 million after deducting offering expenses. In August 2019, we completed a private placement of $263.0 million aggregate principal amount of 4.50% convertible senior notes due 2024 (the “2024 Notes”, and together with the 2021 Notes and 2025 Notes, the “Notes”). The 2021 Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable on the 2021 Notes semi-annually, and the 2021 Notes mature on September 15, 2021, unless redeemed, repurchased or converted prior to that date. In addition, if, as defined by the terms of the indenture, a fundamental change occurs, holders of the 2021 Notes may require us to repurchase for cash all or any portion of their 2021 Notes at a purchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date. The 2025 Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Interest is payable on the 2025 Notes semi-annually, and the 2025 Notes mature on May 1, 2025, unless redeemed, repurchased or converted prior to that date. In addition, if, as defined by the terms of the indenture, a fundamental change occurs, holders of the 2025 Notes may require us to repurchase for cash all or any portion of their 2025 Notes at a purchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date. The 2024 Notes are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust company, N.A., as trustee. Interest is payable on the 2024 Notes semi-annually, and the 2024 Notes mature on August 1, 2024, unless repurchased or converted prior to that date. In addition, if as defined by the terms in the indenture, a fundamental change occurs, holders of the 2024 Notes may requires us to repurchase for cash all or any portion of their 2024 Notes at a purchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

Our ability to make scheduled payments of interest and principal on the Notes, or to pay the repurchase price for the Notes on a fundamental change, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may not have sufficient cash in the future to service our debt. If we are unable to generate such cash flow or secure additional sources of funding, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. For example, we were able to refinance a portion of the 2021 Notes from the proceeds of the issuance of the 2024 Notes, but the terms of the 2024 Notes are not as favorable from a financial perspective as the 2021 Notes and our stock price declined significantly upon the issuance of the 2024 Notes in part as a result of the assumed significant dilutive impact any future conversion of these Notes would have on our common stock. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. In the near term, we will need to refinance the remaining $97 million principal amount of the 2021 Notes prior to their maturity in September 2021 as we will not be able to generate sufficient cash from our operations to pay off the 2021 Notes at maturity. We may not be able to engage in any of these activities or engage in these activities on desirable terms. If we fail to meet our obligations under the Notes, we will be in default, which may also cause a default under, and an acceleration of, our other debt obligations.

We may not be able to raise the funds necessary to repurchase the Notes upon a fundamental change, and our future debt may contain limitations on our ability to repurchase the Notes.

If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the Notes, holders may require us to repurchase for cash all or any portion of the Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. We may not have or be able to borrow the funds required to repurchase the Notes on the fundamental change repurchase date. In addition, our ability to repurchase the Notes may otherwise be limited by law, regulatory authority or agreements governing our future indebtedness. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes when required.

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

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of Rubraca; Rubraca may not achieve market acceptance and may not be commercially successful and we may not attain profitability and positive cash flow from operations.

Rubraca is commercially available in the U.S. and the EU. The degree of market acceptance and the commercial success of Rubraca will depend on a number of factors, including:

●	the effectiveness of our sales and marketing strategy and operations;
●	maintaining compliance with all regulatory requirements applicable to Rubraca and our commercial activities, including the post-marketing requirements and post-marketing commitments required by the FDA and the EMA, to verify Rubraca’s clinical benefit or safety by completing certain confirmatory trials, pharmacology studies and additional diagnostic development;
●	the acceptance of Rubraca by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing products and therapies;
●	the continued acceptable safety profile of Rubraca and the occurrence of any unexpected side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;
●	the ability of our third-party manufacturers to manufacture commercial supplies of Rubraca, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with cGMP regulations;
●	the availability of coverage and adequate reimbursement from managed care plans, private health insurers and other third-party payors and the willingness and ability of patients to pay for Rubraca;
●	the development or commercialization of competing products or therapies;
●	marketing and distribution support for Rubraca, including the degree to which the approved labeling supports promotional initiatives for commercial success;
●	the actual market size for Rubraca, which may be different than expected;
●	our ability to enforce our intellectual property rights in and to Rubraca;
●	our ability to avoid third party patent interference or patent infringement claims; and
●	our ability to obtain regulatory approvals, including for pricing and reimbursement, to commercialize Rubraca in markets outside of the U.S.

As many of these factors are beyond our control, we cannot assure you that we will ever be able to generate meaningful revenue through the sale of Rubraca. In addition, we may experience significant fluctuations in sales of Rubraca from period to period. Our sNDA for Rubraca for a prostate cancer indication is currently under review and we are evaluating Rubraca in other indications. However, we have only one other product candidate, lucitanib, in clinical development. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any other territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

Rubraca may cause undesirable side effects or have other properties that could limit its commercial potential.

If we or others identify previously unknown side effects or if known side effects are more frequent or severe than in the past, then:

●	sales of Rubraca may decline;
●	regulatory approvals for Rubraca may be restricted or withdrawn;
●	we may decide to, or be required to, send product warning letters or field alerts to physicians, pharmacists and hospitals;

●	additional nonclinical or clinical studies, changes in labeling or changes to manufacturing processes, specifications and/or facilities may be required;
●	government investigations or lawsuits, including class action suits, may be brought against us; and
●	our reputation may suffer.

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

Prior to the launch of Rubraca, we had not commercialized any drug products as a company. To achieve commercial success for Rubraca and any product candidate that may be approved by the FDA or comparable foreign regulatory authorities, we must continue to expand our sales, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services. We are competing with companies that currently have extensive, well-funded, and more experienced sales and marketing operations. We may be unable to compete successfully against these more established companies.

We have built a field organization and other capabilities for the sales, marketing and distribution of Rubraca in the United States and in Europe, and there are significant risks involved with building and managing a sales organization. Factors that may inhibit our efforts to effectively commercialize Rubraca on our own include:

●	our inability to recruit, train, retain and incentivize adequate numbers of qualified and effective sales and marketing personnel;
●	the inability of sales personnel to generate sufficient sales leads and to obtain access to physicians or persuade adequate numbers of physicians to use or prescribe Rubraca; and
●	our inability to effectively manage a geographically dispersed sales and marketing team.

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

Each of our product candidates requires clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization and significant marketing efforts in order to generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. To date, we have received regulatory approval from the FDA and EMA to market Rubraca in the United States and the EU, respectively. We may not receive regulatory approvals for Rubraca for broader indications and lines of therapy or other tumor types and we may never receive regulatory approval for other product candidates. In addition, certain of our product development plans may contemplate the development of companion diagnostics by third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before our product candidates may be commercialized.

We cannot be certain that Rubraca will be successfully developed to expand its current label to include other indications or that any of our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. Two of our product candidates, CO-101 and rociletinib, encountered development and regulatory setbacks after initial promising data, leading us to discontinue enrollment in ongoing clinical trials. Even if we successfully obtain regulatory approvals to market one or more of our other product candidates, our revenues will be dependent, in part, upon our diagnostic collaborators’ ability to obtain regulatory approval of the companion diagnostics, where required, to be used with our product candidates, as well as the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates, and for other indications for Rubraca, in the United States, the EU and in additional foreign countries. While the scope of regulatory approval is similar in other countries, obtaining separate regulatory approval in many other countries requires compliance with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Rubraca in other indications and lines of therapy or for our other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have obtained regulatory approval for Rubraca in the United States and the EU, and it is possible that Rubraca may not obtain regulatory approval for broader indications and lines of therapy or other tumor types or that any of our other existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Indeed, with the issuance of a Complete Response Letter by the FDA with respect to the rociletinib NDA, we decided to discontinue ongoing development of rociletinib.

Our product candidates could fail to receive regulatory approval or approval may be delayed for many reasons, including the following:

●	the FDA, EMA or comparable foreign regulatory authorities may disagree with the design or implementation of our clinical trials;
●	we may be unable to demonstrate to the satisfaction of the FDA, EMA or comparable foreign regulatory authorities that a product candidate is safe and effective for its proposed indication;
●	the results of clinical trials may not meet the level of statistical significance required by the FDA, EMA or comparable foreign regulatory authorities for approval;
●	the FDA, EMA or comparable foreign regulatory authorities may disagree with our interpretation of data from non-clinical studies or clinical trials;

●	the data collected from clinical trials of our product candidates may not be sufficient to support the submission of an NDA, MAA or other submission or to obtain regulatory approval in the United States, the EU or elsewhere;
●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the manufacturing processes or facilities of third-party manufacturers with which we contract for clinical and commercial supplies;
●	the FDA, EMA or comparable foreign regulatory authorities may fail to approve the companion diagnostics we contemplate developing with partners; and
●	the approval policies or regulations of the FDA, EMA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing testing and clinical trials and surveillance to monitor the safety and efficacy of the product candidate. In addition, if the FDA, EMA or comparable foreign regulatory authority approves any of our product candidates, the manufacturing processes, pricing, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with current good manufacturing practices and good clinical practices for any clinical trials that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market or voluntary or mandatory product recalls;
●	fines, warning letters or holds on clinical trials;
●	refusal by the FDA, EMA and comparable foreign authorities to approve pending applications or supplements to approved applications filed by us, or suspension or revocation of product license approvals;
●	product seizure or detention, or refusal to permit the import or export of products; and
●	injunctions or the imposition of civil or criminal penalties.

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

Where appropriate in the context of our clinical development strategy, we seek to identify patient subsets within a disease category who may derive selective and meaningful benefit from the product candidates we are developing. In collaboration with partners, we may develop companion diagnostics to help us to more accurately identify patients within a particular subset, both during our clinical trials and in connection with the commercialization of our product candidates. Companion diagnostics are subject to regulation by the FDA, EMA and comparable foreign regulatory authorities as medical devices and require separate regulatory approval prior to commercialization. We do not develop companion diagnostics internally and thus we are dependent on the sustained cooperation and effort of our third-party collaborators in developing and obtaining approval for these companion diagnostics. We and our collaborators may encounter difficulties in developing and obtaining approval for the companion diagnostics, including issues relating to selectivity/specificity, analytical validation, reproducibility, or clinical validation. Any delay or failure by our collaborators to develop or obtain regulatory approval of the companion diagnostics could delay or prevent approval of our product candidates. In addition, our collaborators may encounter production difficulties that could constrain the supply of the companion diagnostics, and both they and we may have difficulties gaining acceptance of the use of the companion diagnostics in the clinical community. If such companion diagnostics fail to gain market acceptance, it would have an adverse effect on our ability to derive revenues from sales of our products. In addition, the diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of our product candidates or our relationship with such diagnostic company may otherwise terminate. We may not be able to enter into arrangements with another diagnostic company to obtain access to an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

We rely completely on third parties to manufacture our clinical drug supplies and our commercial supplies of Rubraca, and our development and commercialization of any of our product candidates could be stopped, delayed or made less profitable if those third parties fail to maintain approval of the FDA, EMA or comparable foreign regulatory authorities, fail to provide us with sufficient quantities of drug product or fail to do so at acceptable quality levels or prices.

We do not currently have nor do we plan to acquire the infrastructure or capability internally to manufacture our clinical drug supplies for use in the conduct of our clinical trials, and we lack the resources and the capability to manufacture any of our product candidates on a clinical or commercial scale. We do not control the manufacturing operations of, and are completely dependent on our contract manufacturing partners for compliance with the cGMP regulatory requirements for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to the strict regulatory requirements of the FDA, EMA or comparable foreign regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly affect our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

We rely on our manufacturers to purchase from third-party suppliers the materials necessary to produce our products. There are a limited number of suppliers of raw materials that we use to manufacture our drugs, including Chinese suppliers, and there may be a need to assess alternate suppliers to prevent a possible disruption of the manufacture of the materials necessary to produce our products for clinical trials and for commercial sale. We do not have direct control over the process or timing of the acquisition of these raw materials by our manufacturers. Moreover, we currently do not have any direct agreements for the commercial production of these raw materials. Any significant delay in the supply of a product or product candidate, or the raw material components thereof, due to the need to replace a third-party manufacturer, could considerably delay completion of our clinical trials and potential regulatory approval of our product candidates. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenues from the sale of our product candidates.

We are dependent on our third-party manufacturers to conduct process development and scale-up work necessary to support greater clinical development and commercialization requirements for our product candidates. Carrying out these activities in a timely manner, and on commercially reasonable terms, is critical to the successful development and commercialization of our product candidates. We expect that our third-party manufacturers are capable of providing sufficient quantities of our product candidates to meet anticipated clinical and full-scale commercial demands, however if third parties with whom we currently work are unable to meet our supply requirements, we will need to secure alternate suppliers. While we believe that there are other contract manufacturers having the technical capabilities to manufacture our product candidates, we cannot be certain that identifying and establishing relationships with such sources would not result in significant delay or material additional costs. It may also take a significant period of time to establish an alternative source of supply for our products, product candidates and components and to have any such new source approved by the FDA or any applicable foreign regulatory authorities.

We expect to continue to depend on third-party contract manufacturers for the foreseeable future. While we have long-term agreements with Lonza for the manufacture of API for Rubraca and with the manufacturer of the finished drug product, those are our single sources for the supply of Rubraca API and finished drug product, respectively, and we have not entered into agreements with any alternate suppliers. We currently obtain our supplies of finished drug product through individual purchase orders as described in the current supply agreement.

We are subject to risks associated with the availability of key raw materials, such as the radioisotopes used in the manufacture of our product candidates.

The manufacture of our product candidate 177Lu-FAP-2286 and companion imaging agent 68Ga-FAP-2286 will require the use of raw materials that are subject, at times, to global supply constraints that have the potential to delay our work on the products incorporating those raw materials. For example, any limitation on our ability to source adequate supply of lutetium-177 for 177Lu-FAP-2286 could prevent us from gathering sufficient data in clinical trials, or to the extent that we obtain regulatory approval for marketing for this product candidate, a limited supply may prevent us from meeting commercial demands. Supply constraints for lutetium-177 could also materially increase the manufacturing costs of 177Lu-FAP-2286, which would increase the cost of our clinical trials and reduce the commercial potential of the product candidate.

In addition, we plan to use gallium-68 in our development of imaging agent 68Ga-FAP-2286. Increased future demand for gallium-68 may exceed current production capacities. If we are not able to obtain sufficient quantities of gallium-68 for use in 68Ga-FAP-2286, we may not be able to gather sufficient data on 68Ga-FAP-2286 to use in clinical trials or to possibly seek the approval of 68Ga-FAP-2286. In addition, to the extent the approval of our product candidates depends on the screening and monitoring of the patient population with a companion imaging agent such as 68Ga-FAP-2286 in our clinical trials, we would experience a corresponding delay in approval and commercialization of these product candidates if we are not able to obtain sufficient gallium-68.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change. In addition, the competition in the oncology market is intense. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions (see Part I, Item 1-Business, Competition section).

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

There is significant uncertainty related to the third-party coverage and reimbursement of newly approved drugs. We have received marketing authorization for Rubraca in the United States and the EU for multiple indications. We intend to seek additional approvals to market Rubraca and other product candidates in the United States, Europe and other selected foreign jurisdictions. Market acceptance and sales of our products in both domestic and international markets will depend significantly on the availability of adequate coverage and reimbursement from third-party payors for any of our products and may be affected by existing and future healthcare reform measures. Government and other third-party payors are increasingly attempting to contain healthcare costs by limiting both coverage and the level of reimbursement for new drugs and, as a result, they may not cover or provide adequate payment for our products. These payors may conclude that our products are less safe, less effective or less cost-effective than existing or later introduced products, and third-party payors may not approve our products for coverage and reimbursement or may cease providing coverage and reimbursement for these products.

Obtaining coverage and reimbursement approval for a product from a government or other third-party payor is a time consuming and costly process that could require us to provide to the payor supporting scientific, clinical and cost-effectiveness data for the use of our products. We may not be able to provide data sufficient to gain acceptance with respect to coverage and reimbursement. We cannot be sure that coverage or adequate reimbursement will be available for any of our products. Even if we obtain coverage for our products, third-party payors may not establish adequate reimbursement amounts, which may reduce the demand for, or the price of, our products. If reimbursement of our future products is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability.

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

In some foreign countries, particularly in Europe, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a product. To obtain reimbursement or pricing approval in some countries, we may be required to conduct additional clinical trials that compare the cost-effectiveness of our product candidates to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount in a particular country, or if pricing is set at unsatisfactory levels, we may be unable to achieve or sustain profitability of our products in such country.

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

As of February 14, 2020, we employed 484 full-time employees. As our development plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

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

Our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may affect, among other things, our current activities with clinical study investigators and research subjects, as well as proposed and future sales, marketing, disease awareness, and patient assistance programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include, but are not limited to:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, including any kickback, bribe, or certain rebate, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment will be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or special intent to violate the law in order to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;

●	federal false claims laws, including the False Claims Act, which impose criminal and civil penalties, including through civil “qui tam” or “whistleblower” actions, against individuals or entities from knowingly presenting, or causing to be presented, claims for payment or approval from federal programs, such as Medicare and Medicaid, that are false or fraudulent, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;
●	the Health Insurance Portability and Accountability Act of 1996, or HIPAA which imposes criminal and civil liability for, among other things, willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
●	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which also imposes certain requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	the federal civil monetary penalties statute, which prohibits, among other things, the offering or giving of remuneration to a Medicare or Medicaid beneficiary that the person knows or should know is likely to influence the beneficiary’s election of a particular supplier of items or services reimbursable by a Federal or state governmental program;
●	the federal Physician Payment Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare and Medicaid Services, or CMS, information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers;
●	federal government price reporting laws, which require drug manufacturers to calculate and report complex pricing metrics to government agencies, including CMS, where such reported prices may be used in the calculation of reimbursement and/or discounts on marketed products. Participation in these programs and compliance with the applicable requirements may result in potentially significant discounts on products subject to reimbursement under federal healthcare programs and increased infrastructure costs, and may potentially limit a drug manufacturer’s ability to offer certain marketplace discounts; and
●	analogous state laws and regulations, such as state anti-kickback, false claims, consumer protection and unfair competition laws which may apply to pharmaceutical business practices, including but not limited to, research, distribution, sales and marketing arrangements as well as submitting claims involving healthcare items or services reimbursed by any third-party payer, including commercial insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government that otherwise restricts payments that may be made to healthcare providers and other potential referral sources; state laws that require drug manufacturers to file reports with states regarding pricing and marketing information, such as the tracking and reporting of gifts, compensations and other remuneration and items of value provided to healthcare professionals and entities; and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Compliance with data privacy laws and regulations is complex and could expose us to a variety of risks.

We operate in an environment that relies on the collection, processing, analysis and interpretation of large sets of individuals’ personal information, and that also, in many situations, requires that data to be transferred across borders of numerous countries in which there are different, and potentially conflicting, data privacy laws in effect. For example, the EU General Data Protection Regulation (“GDPR”), which took effect in May 2018, and the California Consumer Privacy Act, which took effect in January 2020, impose stringent requirements on how we and third parties with whom we contract collect, share, export or otherwise process personal information, and provide for significant penalties for noncompliance. Breaches of our systems or those of our third-party contractors, or other failures to protect the data we collect from misuse or breach by third parties, could expose such personal information to unauthorized persons.

Any event involving the substantial loss of personal information or other privacy violations could give rise to significant liability, reputational harm, damaged relationships with business partners, and potentially substantial monetary penalties under laws enacted or being enacted around the world. Such events could also lead to restrictions on our ability to use personal information and/or transfer personal information across country borders.

Our business activities may be subject to the Foreign Corrupt Practices Act (“FCPA”) and similar anti-bribery and anti-corruption laws.

We are subject to a number of anti-corruption laws, including the U.S. FCPA and the U.K. Bribery Act. Our failure to comply with anti-corruption laws applicable to us could result in penalties, which could harm our reputation and harm our business, financial condition, results of operations, cash flows or prospects. The FCPA generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. The FCPA also requires public companies to maintain accurate books and records and devise a system of sufficient internal accounting controls. We regularly review and update our policies and procedures and internal controls designed to provide reasonable assurance that we, our employees, distributors and other intermediaries comply with the anti-corruption laws to which we are subject. However, there are inherent limitations to the effectiveness of any policies, procedures and internal controls, including the possibility of human error and the circumvention or overriding of the policies, procedures and internal controls. There can be no assurance that such policies or procedures or internal controls will work effectively at all times or protect us against liability under these or other laws for actions taken by our employees, distributors and other intermediaries with respect to our business.

The SEC and the Department of Justice continue to view FCPA enforcement activities as a high priority. There is no certainty that all of our employees, agents, contractors or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs and prohibitions on the conduct of our business. Any such violations could materially damage our reputation, our brand, our international operations, our ability to attract and retain employees, and our business, prospects, operating results, and financial condition.

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

The United Kingdom’s departure from the EU could be costly and difficult to comply with and could harm our business.

The United Kingdom (“UK”) formally left the EU on January 31, 2020. We have based in the UK a significant portion of our non-U.S. clinical, regulatory affairs, and pharmacovigilance operations, as well as our European commercial organization. In anticipation of Brexit, we have taken steps to relocate certain activities from the UK in order to remain in compliance, post-Brexit, with certain laws and regulations in the EU. While the regulatory environment in the UK is currently consistent with that of the EU, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate. As such, we could be required to comply with regulatory requirements in the UK that are in addition to, or inconsistent with, the regulatory requirements of the EU, resulting in the duplication of certain costs and new challenges to operate in Europe. The full effect of Brexit is uncertain, and consequently, we cannot at this time fully predict what the outcome may have on our business, particularly if our European operations or presence become a more significant part of our business.

Fluctuations in the value of the Euro or UK pound sterling could negatively impact our results of operations and increase our costs.

We generate revenues from sales of Rubraca in the UK and the EU. We also conduct research and development activities in the UK and other European countries and some of the payments for these activities are denominated in Euros and UK pounds sterling. As a result, we are exposed to foreign exchange risk, and our results of operations may be impacted by fluctuations in the exchange rate between the U.S. dollar and the Euro or UK pound sterling, such as the decline in value of the UK pound sterling following the results of the UK’s referendum on withdrawal from the EU. We currently have not entered into any foreign currency hedging contracts to reduce the effect of changes in foreign currency exchange rates, and foreign currency hedging is inherently risky and may result in unanticipated losses.

Our business involves the use of hazardous materials and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product candidates and other hazardous compounds, and which is expected to include radioactive material contained in FAP-2286. We and our manufacturers and suppliers are subject to laws and regulations governing the use, manufacture, storage, handling and disposal of these hazardous materials. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our manufacturers’ facilities, pending use and disposal. We cannot completely eliminate the risk of contamination, which could cause an interruption of our research and development efforts and business operations, injury to our employees and others, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products. Although we believe that the safety procedures utilized by our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources. We do not currently carry biological or hazardous waste insurance coverage.

Environmental, social and governance matters may impact our business and reputation.

Increasingly, in addition to the importance of their financial performance, companies are being judged by their performance on a variety of environmental, social and governance (“ESG”) matters, which are considered to contribute to the long-term sustainability of companies’ performance.

A variety of organizations measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions. Topics taken into account in such assessments include, among others, the company’s efforts and impacts on climate change and human rights, ethics and compliance with law, and the role of the company’s board of directors in supervising various sustainability issues. In addition to the topics typically considered in such assessments, in our healthcare industry, issues of the public’s ability to access our medicines are of particular importance.

In light of investors’ increased focus on ESG matters, there can be no certainty that we will manage such issues successfully, or that we will successfully meet society’s expectations as to our proper role. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

Climate change, extreme weather events, earthquakes and other natural disasters could adversely affect our business.

In recent years, extreme weather events and changing weather patterns such as storms, flooding, droughts, fires and temperature changes have become more common. As a result, we are potentially exposed to varying natural disaster or extreme weather risks such as hurricanes, tornadoes, fires, droughts or floods, or other events that may result from the impact of climate change on the environment, such as sea level rise. For example, in the event of a major earthquake, we could experience business interruptions, destruction of facilities, and loss of life, all of which could have a material adverse effect on our business, financial condition, or results of operations.

The potential impacts of climate change may also include increased operating costs associated with additional regulatory requirements and investments in reducing energy, water use and greenhouse gas emissions.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications, which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtain a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtain a license, limit our uses, or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all.

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

Filing, prosecuting and defending patents on all of our product candidates throughout the world would be prohibitively expensive. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, or permit us to maintain our competitive advantage. The following examples are illustrative:

●	others may be able to make compounds that are similar to our product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed;
●	we or our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed;

●	we or our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions;
●	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
●	it is possible that our pending patent applications will not lead to issued patents;
●	issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	our competitors might conduct research and development activities in countries where we do not have patent rights and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
●	we may not develop additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business, results of operations and prospects.

Risks Related to Ownership of our Common Stock, Convertible Senior Notes and Long-term Debt

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 12-month period ended December 31, 2019, the price of our common stock on the NASDAQ Global Select Market ranged from $2.93 per share to $32.05 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

●	adverse results of regulatory actions or decisions;
●	our failure to successfully commercialize our products;
●	actual or anticipated adverse results or delays in our clinical trials;
●	unanticipated serious safety concerns related to the use of any of our products;
●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	our dependence on third parties, including CMOS and CROs, as well as our partners that provide us with companion diagnostic products;
●	additions or departures of key scientific or management personnel;

●	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet or exceed the estimates and projections of the investment community;
●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	conditions or trends in the biotechnology and biopharmaceutical industries;
●	introduction of new products offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	issuances of debt or equity securities and perceptions of our ability to issue additional debt and equity securities to refinance our debt obligations and to fund our operations;
●	significant lawsuits, including patent or stockholder litigation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	ineffectiveness of our internal controls;
●	general political and economic conditions;
●	effects of natural or man-made catastrophic events; and
●	other events or factors, many of which are beyond our control.

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

The conversion of some or all of the Notes may dilute the ownership interest of existing stockholders. Holders of the outstanding 2021 Notes are able to convert them at any time prior to the close of business on the business day immediately preceding September 15, 2021. Holders of the outstanding 2025 Notes are able to convert them at any time prior to the close of business on the business day immediately preceding May 1, 2025. Holders of the outstanding 2024 Notes are able to convert them at any time prior to the close of business on the business day immediately preceding August 1, 2024. Upon conversion, holders of the Notes will receive shares of common stock. Any sales in the public market of shares of common stock issued upon conversion of such Notes could adversely affect the trading price of our common stock. We cannot predict the size of future issuances or the effect, if any, that they may have on the market price of our common stock. The issuance and sale of substantial amounts of common stock, or the perception that such issuances and sales may occur, could adversely affect the market price of our common stock and impair our ability to raise capital through the sale of additional equity or convertible debt securities.

Following periods of volatility in a company’s stock price, litigation has often been initiated against companies. Following the decline in our stock price related to the rociletinib regulatory update in November 2015, a number of lawsuits have been filed against us and settled. The remaining litigation related to rociletinib are discussed in Part I, Item

3-Legal Proceedings. These proceedings and other similar litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business and financial condition.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

Shares of common stock that are either subject to outstanding options or reserved for future issuance under our equity incentive plans and the Notes will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and the terms of the Notes. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Pursuant to our equity incentive plan(s), our compensation committee (or its designee) is authorized to grant equity-based incentive awards to our employees, directors and consultants. See Part II, Item 5-Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities for the number of shares of our common stock available for future grant under our 2011 Stock Incentive Plan. Future option and restricted stock unit grants and issuances of common stock under our 2011 Plan may have an adverse effect on the market price of our common stock. In addition, a substantial number of shares of our common stock are reserved for issuance upon conversion of the Notes.

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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the General Corporation Law of the State of Delaware, which may discourage, delay or prevent someone from acquiring us or merging with us whether or not it is desired by or beneficial to our stockholders. Under Delaware law, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock. Additionally, certain provisions of our outstanding Notes could make it more difficult or more expensive for a third party to acquire us. The repurchase price of the Notes must be paid in cash, and this obligation may have the effect of discouraging, delaying or preventing an acquisition of the Company that would otherwise be beneficial to our security holders.

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

Our operating results are difficult to predict and may fluctuate significantly from quarter to quarter and year to year. As a result, although we may provide sales guidance for Rubraca from time to time, you should not rely on Rubraca sales results in any period as being indicative of future performance. In addition, such guidance is based on assumptions that may be incorrect or that may change from quarter to quarter, and it may be particularly difficult to correctly forecast sales in indications for which we have recently received marketing approval. Moreover, sales of Rubraca have, on occasion, been below the expectations of securities analysts and investors and have been below prior period sales, and sales of Rubraca in the future may also be below prior period sales, our own guidance and/or the expectations of securities analysts and investors. To the extent that we do not meet any guidance we may give or the expectations of analysts or investors, our stock price may be adversely impacted, perhaps significantly. We believe that our quarterly and annual results of operations may be affected by a variety of factors, including:

●	customer ordering patterns for Rubraca, which may vary significantly from period to period;
●	the overall level of demand for Rubraca, including the impact of any competitive products and the duration of therapy for patients receiving Rubraca;
●	the extent to which coverage and reimbursement for Rubraca is available from government and health administration authorities, private health insurers, managed care programs and other third-party payors;
●	our ability to establish or demonstrate to patients and the medical community the safety, efficacy or value of Rubraca and its perceived advantages compared to existing and future therapies in the recurrent ovarian cancer indications and other indications for which Rubraca may receive approval in the future;
●	changes in the amount of deductions from gross sales, including government-mandated rebates, chargebacks and discounts that can vary because of changes to the government discount percentage, including increases in the government discount percentage resulting from price increases we have taken or may take in the future, or due to different levels of utilization by entities entitled to government rebates and discounts and changes in patient demographics;
●	increases in the scope of eligibility for customers to purchase Rubraca at the discounted government price or to obtain government-mandated rebates on purchases of Rubraca;
●	changes in our cost of sales;
●	the incidence rate of new patients in Rubraca’s approved indications;
●	the timing, cost and level of investment in our sales and marketing efforts to support Rubraca sales; and
●	the timing, cost and level of investment in our research and development and other activities involving Rubraca, lucitanib and our other product candidates by us or our collaborators.

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

Our principal offices are located at five leased facilities, a 29,256 square foot facility in Boulder, Colorado used primarily for corporate functions, a 24,877 square foot facility in San Francisco, California, a 32,660 square foot facility in Oakland, CA used for clinical development operations and research laboratory space, a 11,805 square foot facility in Cambridge, United Kingdom used for our European regulatory and clinical operations and a 416 square foot facility in Milan, Italy used for clinical operations. These leases expire in January 2023, December 2021, April 2028, July 2029 and March 2020, respectively. We also lease office space in several locations throughout Europe. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

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

While the motion to dismiss remained pending, on November 19, 2018, Plaintiffs filed a motion for leave to file a supplemental consolidated complaint, and on November 20, 2018, the Court granted that motion. On November 27, 2018, Plaintiffs filed their supplemental complaint (the “Supplemental Derivative Complaint”), which adds allegations concerning the Company’s, Mr. Mahaffy’s and Mr. Mast’s settlements with the United States Securities and Exchange Commission. Pursuant to a briefing schedule entered by the Court, the defendants filed a supplemental motion to dismiss the Supplemental Derivative Complaint on February 6, 2019; plaintiffs filed an opposition brief on February 22, 2019; and the defendants filed a reply brief on March 5, 2019. The Court held oral arguments on the defendants’ motions to dismiss on June 19, 2019. At the oral arguments, the Court ordered the parties to submit supplemental letter briefs on the motion to dismiss.

On October 1, 2019, Vice Chancellor Joseph R. Slights III of the Delaware Chancery Court, issued a Memorandum Opinion granting in part and denying in part defendants’ motions to dismiss. The Supplemental Derivative Complaint was dismissed as to Plaintiffs’ derivative claims for unjust enrichment and insider trading. The Court allowed Plaintiffs’ remaining derivative claim for breach of fiduciary duty to proceed. Defendants filed an answer to the Supplemental Derivative Complaint on December 27, 2019.

On December 17, 2019, the parties participated in a mediation, which did not result in a settlement. On December 22, 2019, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) to conduct an investigation of the claims asserted in the Supplemental Derivative Complaint. On February 18, 2020, the SLC moved to stay all proceedings in the Consolidated Derivative Action pending completion of its investigation. Plaintiff’s opposition to the motion to stay is due on March 3, 2020 and the SLC’s reply is due on March 13, 2020.

While the SLC’s investigation remains ongoing, the Company does not believe this litigation will have a material impact on its financial position or results of operations.

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

On June 19, 2017, the parties filed a joint motion to stay the Guo action pending resolution of the motion to dismiss the Consolidated Derivative Complaint. On June 20, 2017, the court granted the motion to stay. Based on the October 1, 2019 ruling in the Consolidated Derivative Action, on October 22, 2019, the court lifted the stay. The parties participated in a scheduling conference on December 9, 2019, following which the court set the dates for pre-trial conference and trial for March 2, 2021 and March 29, 2021, respectively. On December 23, 2019, the plaintiff filed an amended complaint, and on February 7, 2020, the plaintiff filed a second amended complaint. Pursuant to a stipulated scheduling order entered by the court on February 10, 2020, the defendants’ motion to dismiss is due on February 28, 2020.

The Company intends to vigorously defend against the allegations in the second amended Guo complaint, but there can be no assurance that the defense will be successful.

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

On February 18, 2020, there were 21 holders of record of our common stock. The holders of record number does not include a substantially greater number of holders whose shares are held of record in nominee or street name accounts through banks, brokers and/or other financial institutions.

Dividends

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings to support our operations and finance the growth and development of our business. We do not intend to pay cash dividends on our common stock for the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions, business prospects and other factors our board of directors may deem relevant. Pursuant to our ATHENA clinical trial financing agreement, we have agreed to limitations on making certain junior payments, including the payment of dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2019

Number of
securities
remaining
available
for issuance
under equity
compensation
		Weighted-	plans
	Number of securities to	average	(excluding
	be issued upon exercise	exercise price	securities
	of outstanding options	of outstanding	reflected
	and restricted stock	options	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	8,458,372	$42.24	4,213,252
Equity compensation plans not approved by security holders	—	—	—
Total	8,458,372	$42.24	4,213,252
(1)

As of December 31, 2019, 13,816,124 shares were authorized for issuance under our 2011 Stock Incentive Plan (“2011 Plan”), which became effective upon closing of our initial public offering in November 2011, including 191,496 remaining shares available for future issuance under the 2009 Equity Incentive Plan (“2009 Plan”), which were transferred to the 2011 Plan. The number of shares of our common stock reserved for issuance under the 2011 Plan will be increased (i) from time to time by the number of shares of our common stock forfeited upon the expiration, cancellation, forfeiture, cash settlement or other termination of awards under the 2009 Plan and (ii) at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 4% of our then-outstanding shares of common stock on such date and (y) 2,758,621 shares of our common stock.

(2)

As of December 31, 2019, 300,416 shares were reserved for issuance under our 2011 Employee Stock Purchase Plan (“ESPP”), which became effective upon closing of our initial public offering in November 2011. The number of shares of our common stock reserved for issuance under the ESPP will be increased at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on such date and (y) 344,828 shares of our common stock.

Performance Graph (1)

The following graph shows a comparison from December 31, 2014 through December 31, 2019 of the cumulative total return on an assumed investment of $100 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

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

The following table sets forth certain of our selected historical financial data at the dates and for the periods indicated. The selected historical statement of operations data presented below for the years ended December 31, 2019, 2018 and 2017 and the historical balance sheet data as of December 31, 2019 and 2018 have been derived from our audited financial statements, which are included elsewhere in this Annual Report on Form 10-K. The historical statement of operations data presented below for the years ended December 31, 2016 and 2015 and the historical balance sheet data as of December 31, 2017, 2016 and 2015 have been derived from our audited financial statements that do not appear in this report.

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

Statement of Operations Data:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Revenues:
Product revenue	$143,006	$95,388	$55,511	$78	$—
Operating expenses:
Cost of sales - product	29,926	19,444	10,251	70	—
Cost of sales - intangible asset amortization	4,760	2,630	1,486	—	—
Research and development	283,146	231,347	142,498	251,129	269,251
Selling, general and administrative	182,769	175,781	138,907	40,731	30,524
Acquired in-process research and development	9,440	—	—	1,300	12,000
Impairment of intangible asset	—	—	—	104,517	89,557
Change in fair value of contingent purchase consideration	—	—	—	(24,936)	(24,611)
Other operating expenses	9,711	—	—	—	—
Total expenses	519,752	429,202	293,142	372,811	376,721
Operating loss	(376,746)	(333,814)	(237,631)	(372,733)	(376,721)
Other income (expense):
Interest expense	(19,405)	(13,183)	(10,428)	(8,491)	(8,372)
Foreign currency (loss) gain	(547)	(346)	(82)	(580)	2,740
Legal settlement loss	(26,750)	(27,975)	(105,477)	—	—
Gain on extinguishment of debt	18,480	—	—	—	—
Other income	6,342	7,917	3,643	633	416
Other income (expense), net	(21,880)	(33,587)	(112,344)	(8,438)	(5,216)
Loss before income taxes	(398,626)	(367,401)	(349,975)	(381,171)	(381,937)
Income tax (expense) benefit	(1,798)	(608)	3,578	32,034	29,076
Net loss	$(400,424)	$(368,009)	$(346,397)	$(349,137)	$(352,861)
Basic and diluted net loss per common share	$(7.43)	$(7.07)	$(7.36)	$(9.07)	$(9.79)
Basic and diluted weighted average common shares outstanding	53,873	52,066	47,047	38,478	36,026

Balance Sheet Data:

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash, cash equivalents and available-for-sale securities	$296,659	$520,146	$563,731	$266,183	$528,588
Working capital	233,384	446,550	545,423	213,813	464,125
Total assets	669,604	863,560	735,230	364,557	713,386
Convertible senior notes	644,751	575,470	282,406	281,126	279,885
Common stock and additional paid-in capital	2,114,123	2,034,195	1,887,249	1,174,989	1,130,016
Total stockholders’ (deficit) equity	(174,257)	146,469	367,636	(3,634)	300,650

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. This conditional approval requires the completion of certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations in each country, commercial launches of Rubraca are underway in each of Germany, England, Italy and France and planned in Spain shortly.

Additional 2019 Rubraca key regulatory and clinical developments include the following:

●	In November 2019, we submitted the supplemental New Drug Application (“sNDA”) for Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer. On January 15, 2020, we announced that the FDA accepted the sNDA and granted priority review status to the application with a Prescription Drug User Fee Act (“PDUFA”) date of May 15, 2020. We are actively preparing for the launch of Rubraca in prostate cancer in the U.S., which we will commence upon receipt of FDA approval.
●	We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca in homologous recombination repair genes across tumor types. The study will evaluate rucaparib as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair (“HRR”) genes. Based on our interactions with the FDA, this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support an accelerated approval.

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

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with BMS. Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, currently enrolling Phase 1b/2 combination studies involving lucitanib consist of the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced gynecologic cancers and other solid tumors and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors. In addition to the LIO-1 study, the BMS-sponsored Phase 1/2 study CheckMate 79X is planned to initiate in early 2020 to evaluate multiple combinations of nivolumab with other therapies, including an arm with lucitanib in patients with second-line non-small cell lung cancer. We hold the global (excluding China) development and commercialization rights for lucitanib.

In September 2019, we entered into a license and collaboration agreement with 3BP to develop a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein alpha (“FAP”). FAP is highly expressed by cancer-associated fibroblasts found in a majority of tumor types, potentially making it a suitable target across a wide array of solid tumors. PTRT is an emerging class of drugs and it involves the injection of a small amount of radioactive material – a radionuclide – that is combined with a cancer-targeting peptide for use as a targeted radiopharmaceutical. The targeting peptide is able to recognize and bind to specific receptors on the cancer cell, such as antigens and cell receptors. When used in a targeted radiopharmaceutical, the peptide is designed to attach to cancer cells, and the intended result is to deliver a high dose of radiation to the tumor while sparing normal tissue because of its rapid systemic clearance. In order for the targeted radiopharmaceutical to be safe and efficacious, it must rapidly attach to cancer cells or in close vicinity to the cancer cells, be retained in or at the tumor site for a sufficient period of time that the radionuclide can have activity on the cancer cells, have minimal attachment to non-cancer cells and then be rapidly cleared from the body.

Following completion of preclinical work to support an IND for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286, we plan to conduct global clinical trials. We anticipate submitting the IND in the second half of 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent. We hold U.S. and global rights to FAP-2286, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. We also have agreed with 3BP to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the year ended December 31, 2019, we generated $143.0 million product revenue related to sales of Rubraca. We have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock, convertible senior notes offerings and our financing agreement related to our ATHENA trial.

We have never been profitable and, as of December 31, 2019, we had an accumulated deficit of $2,243.5 million. We incurred net losses of $400.4 million, $368.0 million and $346.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, and had cash, cash equivalents and available-for-sale securities totaling $296.7 million at December 31, 2019.

We expect to incur significant losses for the foreseeable future, as we incur costs related to commercial activities associated with Rubraca. On May 1, 2019, we entered into a financing agreement in aggregate amount up to $175.0 million whereby we expect to borrow amounts required to reimburse our actual expenses incurred during each fiscal quarter, as such expenses are incurred, related to our ATHENA trial. We have agreed to repay the aggregate borrowed amount plus a return from revenues generated from sales of Rubraca on a quarterly basis, which is anticipated to begin in 2022. See Note 10, Long-term Debt, for additional information.

In August 2019, we completed a private placement to qualified institutional buyers of $263.0 million aggregate principal amount of 4.50% convertible senior notes due 2024 (the “2024 Notes”) resulting in net proceeds to us of $254.9 million, after deducting underwriting discounts and commissions and offering expenses. We used $171.8 million of the total $254.9 million net proceeds from the offering to repurchase $190.3 million principal amount of the 2021 Notes for approximately $171.8 million in privately negotiated transactions with a limited number of holders. We intend to use the remaining net proceeds from this offering for general corporate purposes, including sales and marketing expenses associated with Rubraca, funding of our development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, acquisition or licensing of additional product candidates or businesses, repurchase or repayment of other debt obligations and working capital.

In January 2020, we completed a registered direct offering of 17,777,679 shares of our common stock at a price of $9.25 per share to a limited number of holders of our 2024 Notes. We used the proceeds of the offering to repurchase from such holders an aggregate of $123.4 million principal amount of 2024 Notes in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions.

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

Product License Agreements

For a discussion of our product license agreements, see Note 14, License Agreements, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

During 2019, we recorded $143.0 million in revenue related to sales of Rubraca. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgments and Estimates” below. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the year ended December 31, 2019 and December 31, 2018, the supply of this free drug was approximately 20% and 26%, respectively, of the overall commercial supply or the equivalent of $34.8 million and $33.4 million, respectively, in commercial value.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our product candidates and companion diagnostics, which include:

●	license fees and milestone payments related to the acquisition of in-licensed products, which are reported on our Consolidated Statements of Operations and Comprehensive Loss as acquired in-process research and development;
●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials;
●	the cost of acquiring, developing and manufacturing clinical trial materials;
●	costs associated with non-clinical activities and regulatory operations;
●	market research, disease education and other commercial product planning activities, including the hiring of a sales and marketing and medical affairs organization in preparation for commercial launch of Rubraca; and
●	activities associated with the development of companion diagnostics for our product candidates.

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses increased for 2019 compared to 2018. Beginning with 2020, we expect research and development costs to flatten, and then trend lower in the following years, as the largest of our sponsored clinical trials near completion.

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Rucaparib Expenses
Research and development	$184,617	$153,083	$72,901
Rucaparib Total	184,617	153,083	72,901
FAP Expenses
Acquired in-process research and development	9,440	—	—
Research and development	3,633	—	—
3BP Total	13,073	—	—
Lucitanib Expenses
Research and development	5,128	786	(1,187)
Lucitanib Total	5,128	786	(1,187)
Rociletinib Expenses
Research and development	1,101	2,391	7,712
Rociletinib Total	1,101	2,391	7,712
Personnel and other expenses	88,667	75,087	63,072
Total	$292,586	$231,347	$142,498

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

Effective January 1, 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers”. Upon adoption, we recognized revenue when our customers, the specialty distributors and specialty pharmacy providers, take control of our product. This resulted in us recognizing revenue approximately two to four weeks earlier than before adopting the new standard. We used the modified retrospective method to adopt the new standard. This means that we did not restate previously issued financial statements, but recorded a one-time adjustment to retained earnings of $2.4 million. This adjustment represents the sales of our product to our customers prior to January 1, 2018, that had not been sold to patients or healthcare providers, offset by related gross-to-net adjustments and other direct costs, including royalties and sales incentive compensation.

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

For the year ended December 31, 2019, we recognized $143.0 million of product revenue. For a complete discussion of the accounting for product revenue, see Note 3, Revenue Recognition.

Accrued Research and Development Expenses

As part of the process of preparing our financial statements, we are required to estimate our accrued expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. We periodically confirm the accuracy of our estimates with the service providers and make adjustments if necessary. Examples of estimated accrued research and development expenses include:

●	fees paid to CROs in connection with clinical studies;
●	fees paid to investigative sites in connection with clinical studies;
●	fees paid to vendors in connection with non-clinical development activities;
●	fees paid to vendors associated with the development of companion diagnostics; and
●	fees paid to vendors related to product manufacturing, development and distribution of clinical supplies.

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

The fair value of stock options for the years ended December 31, 2019, 2018 and 2017 was estimated at the grant date using the following weighted average assumptions for the respective periods:

	Year Ended December 31,
	2019	2018	2017
Dividend yield	—	—	—
Volatility (a)	93%	88%	89%
Risk-free interest rate (b)	1.67%	2.92%	2.16%
Expected term (years) (c)	5.9	5.9	5.8
(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using our historical data.

We recognized share-based compensation expense of approximately $54.3 million, $49.1 million and $44.7 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $36.9 million, which is expected to be recognized over a weighted-average remaining vesting period of 1.9 years. As of December 31, 2019, the unrecognized share-based compensation expense related to RSUs, adjusted for expected forfeitures, was $45.1 million, which is expected to be recognized over an estimated weighted-average remaining vesting period of 2.1 years. We expect our share-based compensation to continue to grow in future periods due to the potential increases in the value of our common stock and headcount.

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

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), considering factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. Rubraca finished goods have a shelf-life of four years from the date of manufacture. We expect to sell the finished goods prior to expiration. The API currently has a shelf-life of four years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately nine years based on our long-range sales projections of Rubraca.

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

At December 31, 2019, we had $26.5 million of current inventory and $98.1 million of long-term inventory. In addition, we had $12.4 million cash deposit on inventory, which consists of advanced intermediate, which is the inventory prior to conversion to API.

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

Results of Operations

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018 (in thousands)

			Change
	Year ended December 31,		Favorable/(Unfavorable)
	2019	2018	$	%
Revenues:
Product revenue	$143,006	$95,388	$47,618	50%
Operating expenses:
Cost of sales - product	29,926	19,444	(10,482)	(54)%
Cost of sales - intangible asset amortization	4,760	2,630	(2,130)	(81)%
Research and development	283,146	231,347	(51,799)	(22)%
Selling, general and administrative	182,769	175,781	(6,988)	(4)%
Acquired in-process research and development	9,440	—	(9,440)	(100)%
Other operating expenses	9,711	—	(9,711)	(100)%
Total expenses	519,752	429,202	(90,550)	(21)%
Operating loss	(376,746)	(333,814)	(42,932)	(13)%
Other income (expense):
Interest expense	(19,405)	(13,183)	(6,222)	(47)%
Foreign currency loss	(547)	(346)	(201)	(58)%
Legal settlement loss	(26,750)	(27,975)	1,225	4%
Gain on extinguishment of debt	18,480	—	18,480	100%
Other income	6,342	7,917	(1,575)	(20)%
Other income (expense), net	(21,880)	(33,587)	11,707	35%
Loss before income taxes	(398,626)	(367,401)	(31,225)	(8)%
Income tax expense	(1,798)	(608)	(1,190)	(196)%
Net loss	$(400,424)	$(368,009)	$(32,415)	(9)%

Product Revenue. Product revenue for the year ended December 31, 2019 increased primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and EU markets. We completed our launch of Rubraca as maintenance therapy in Germany and the UK in March 2019. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the year ended December 31,

2019 was $137.2 million in the United States and $5.8 million outside of the United States. Variable considerations represented 15.0% and 10.4% of the transaction price recognized in the year ended December 31, 2019 and 2018, respectively. This increase is primarily due to government and group purchasing organization rebates; in addition, our launch in Germany and the UK in March 2019 contributed to the increase. Amounts are summarized as follows:

	Year ended		Year ended
	December 31, 2019		December 31, 2018
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$168,317	100.0%	$106,479	100.0%
Sales deductions:
Government rebates and chargebacks	15,208	9.0%	6,379	6.0%
Discounts and fees	10,103	6.0%	4,712	4.4%
Total sales deductions	25,311	15.0%	11,091	10.4%
Product revenue	$143,006	85.0%	$95,388	89.6%

Cost of Sales - Product. Product cost of sales for the year ended December 31, 2019 increased due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. For the year ended December 31, 2019 and 2018, we recognized cost of sales of $4.8 million and $2.6 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses increased during the year ended December 31, 2019 due to higher research and development costs for Rubraca. Clinical trial costs for Rubraca were higher compared to the same period a year ago due to increased enrollment in our TRITON3 study for prostate cancer. We have increased costs related to our new ATLAS study for bladder cancer and our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer. Since our ATLAS study for bladder cancer was discontinued in April 2019, costs for this study decreased during the remainder of 2019. In addition, personnel costs increased during the year ended December 31, 2019 due to higher headcount to support increased Rubraca clinical trial activities.

Clinical trial costs for lucitanib were $4.3 million higher than the year ended December 31, 2018 primarily due to increase enrollment in our Phase 1b/2 studies. In addition, we incurred $3.6 million for FAP-2286 as we have begun to pursue a clinical development program in multiple tumor types.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2019 primarily due to increased commercialization activities for Rubraca and the increase of costs associated with building out the European infrastructure for commercialization which began in March 2019. This includes an increase of $4.3 million in personnel costs and $3.6 million in marketing costs.

Acquired In-Process Research and Development Expenses. Upon the signing of the license and collaboration agreement with 3BP in September 2019, we made a $9.4 million upfront payment to 3BP.

Other Operating Expenses. During the year ended December 31, 2019, we recognized other operating expenses related to the write off of some damaged API and certain costs related to our dedicated production train at Lonza.

Interest Expense. Interest expense increased during the year ended December 31, 2019 due to the issuance of the 2025 Notes in April 2018 and the 2024 Notes in August 2019.

Legal Settlement Loss. During the second quarter of 2019, we recorded a charge of $26.8 million to settle a complaint filed by Antipodean Domestic Partners (the “Antipodean Complaint”). During the first quarter of 2018, we recorded a charge of $8.0 million related to an agreement to resolve a potential litigation claim against us and our officers. We also recorded a charge of $20.0 million related to an agreement reached with the SEC to resolve its investigation.

Gain on Extinguishment of Debt. In August 2019, we repurchased $190.3 million principal amount of the outstanding 2021 Notes and $2.0 million of accrued interest for an aggregate repurchase price of $171.8 million. This repurchase resulted in the write off of $2.0 million in unamortized debt issuance costs and the recognition of $18.5 million gain on extinguishment of debt.

Other Income. Other income decreased during the year ended December 31, 2019 due to interest income earned on our available-for-sale securities.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017 (in thousands)

			Change
	Year ended December 31,		Favorable/(Unfavorable)
	2018	2017	$	%
Revenues:
Product revenue	$95,388	$55,511	$39,877	72%
Operating expenses:
Cost of sales - product	19,444	10,251	(9,193)	(90)%
Cost of sales - intangible asset amortization	2,630	1,486	(1,144)	(77)%
Research and development	231,347	142,498	(88,849)	(62)%
Selling, general and administrative	175,781	138,907	(36,874)	(27)%
Total expenses	429,202	293,142	(136,060)	(46)%
Operating loss	(333,814)	(237,631)	(96,183)	(40)%
Other income (expense):
Interest expense	(13,183)	(10,428)	(2,755)	(26)%
Foreign currency loss	(346)	(82)	(264)	(322)%
Legal settlement loss	(27,975)	(105,477)	77,502	73%
Other income	7,917	3,643	4,274	117%
Other expense, net	(33,587)	(112,344)	78,757	70%
Loss before income taxes	(367,401)	(349,975)	(17,426)	(5)%
Income tax (expense) benefit	(608)	3,578	(4,186)	(117)%
Net loss	$(368,009)	$(346,397)	$(21,612)	(6)%

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

Legal Settlement Loss. During the first quarter of 2018, we recorded a charge of $8.0 million related to an agreement to resolve a potential litigation claim against us and our officers. We also recorded a charge of $20.0 million related to an agreement reached with the SEC to resolve its investigation. During 2017, we recorded a $105.5 million legal settlement loss, net of insurance receivable, related to a stipulation agreement of settlement whereby we issued the plaintiff and participating class members a total consideration comprised of $25.0 million in cash and the issuance of 1.5 million shares. The cash portion of the consideration was funded by our insurance carriers.

Other Income. Other income increased during the year ended December 31, 2018 due to interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

To date, we have funded our operations through a financing agreement related to our ATHENA trial, the public offering of our common stock and the private placement of convertible debt securities and preferred stock.

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(323,615)	$(365,997)	$(260,904)
Net cash provided by (used in) investing activities	143,398	(264,242)	(54,102)
Net cash provided by financing activities	119,888	388,464	562,075
Effect of exchange rate changes on cash and cash equivalents	286	(547)	943
Net decrease in cash and cash equivalents	$(60,043)	$(242,322)	$248,012

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the year ended December 31, 2019 compared to prior year primarily due to higher amounts paid for inventory during the year ended December 31, 2018, partially offset by a higher net loss as adjusted for non-cash items primarily due to legal settlement loss and gain on extinguishment of debt.

Net cash used in operating activities was higher during the year ended December 31, 2018 compared to the prior year due to a higher net loss as adjusted for non-cash items and increases in the operating assets needed to support the commercialization of Rubraca, most notably related to inventory.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2019 included sales of available-for-sale securities of $622.0 million partially offset by purchases of available-for-sale securities of $459.8 million and milestone payments of $15.8 million.

Net cash used in investing activities for the year ended December 31, 2018 included milestone payments of $55.0 million and purchases of available-for-sale securities of $500.0 million partially offset by cash from sales of available-for-sale securities of $300.0 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 included proceeds of $254.9 million from the issuance of our 2024 Notes, $32.9 million proceeds from borrowings under our financing agreement and $3.3 million received from employee stock option exercises and issuance of stock under the employee stock purchase plan, partially offset by the $170.0 million extinguishment of a portion of our 2021 Notes.

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

As of December 31, 2019, we had cash, cash equivalents and available-for-sale securities totaling $296.7 million and total current liabilities of $133.1 million.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

●	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
●	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;
●	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and non-clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
●	the cost of commercialization activities, including marketing and distribution costs;

●	the cost of manufacturing any of our product candidates we successfully commercialize;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and
●	the timing, receipt and amount of sales, if any, of our products.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2019 (in thousands):

	Less than 1			More Than 5
	Year	1 to 3 Years	3 to 5 Years	Years	Total
Convertible senior notes	$—	$97,188	$263,000	$300,000	$660,188
Interest on convertible senior notes	18,015	32,891	26,272	1,260	78,438
Operating lease commitments	5,735	9,112	5,932	10,865	31,644
Finance lease commitments	2,287	4,574	4,574	2,287	13,722
Purchase and other commitments (a)	30,841	24,784	24,784	12,392	92,801
Total	$56,878	$168,549	$324,562	$326,804	$876,793
(a)

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier constructed, in its existing facility, a production train that is exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Once the facility became operational in October 2018, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties.

Royalty and License Fee Commitments

Rubraca. We have certain obligations under licensing agreements with third parties contingent upon achieving various development, regulatory and commercial milestones. On August 30, 2016, we entered into a first amendment to the worldwide license agreement with Pfizer, which amends the June 2011 existing worldwide license agreement to permit us to defer payment of the milestone payments payable upon (i) FDA approval of an NDA for 1st Indication in US and (ii) European Commission approval of an MAA for 1st Indication in the EU, to a date that is 18 months after the date of achievement of such milestones.

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

These milestone payments were recognized as intangible assets and are amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.0 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

FAP Program. In September 2019, we entered into a global license and collaboration agreement with 3BP to develop and commercialize a PTRT and imaging agent targeting FAP. The lead candidate, designated internally as FAP-2286, is being developed pursuant to a global development plan agreed to by the parties. We are responsible for the costs of all preclinical and clinical development activities described in the plan, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the preclinical development phase of the collaboration. Upon the signing of the license and collaboration agreement in September 2019, we made a $9.4 million upfront payment to 3BP, which we recognized as acquired in-process research and development expense.

Pursuant to the terms of the FAP agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory milestone events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP single- to low-double-digit royalties on net sales of the FAP-targeted therapeutic product and imaging agent, based on the volume of annual net sales achieved. In addition, 3BP is entitled to receive 34% of any consideration, excluding royalties on the therapeutic product, pursuant to any sublicenses we may grant.

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

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we accrued and recognized as a research and development expense.

Pursuant to the terms of the agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory milestone events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP a 6% royalty on net sales of License Products (as defined in the agreement), based on the volume of quarterly net sales achieved.

We are obligated under the discovery collaboration agreement to use diligent efforts to develop and commercialize the product candidates, if any, that result from the discovery program, and we are responsible for all clinical development and commercialization costs. The agreement with 3BP will remain in effect until the expiration of our royalty obligations to 3BP, determined on a product-by-product and country-by-country basis, unless we elect to terminate the agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, 3BP can terminate the agreement, resulting in a loss of our rights.

Pursuant to terms of each of our product license agreements, we will pay royalties to our licensors on sales, if any, of the respective products.

Off-Balance Sheet Arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined under the rules promulgated by the U.S. Securities and Exchange Commission.

Tax Loss Carryforwards

As of December 31, 2019, we have net operating loss (“NOL”) carryforwards of approximately $1.5 billion to offset future federal income taxes. We also have research and development and orphan drug tax credit carryforwards of $249.7 million to offset future federal income taxes. The federal net operating loss carryforwards and research and development and orphan drug tax credit carryforwards expire at various times through 2039.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change in ownership. At December 31, 2019, we recorded a 100% valuation allowance against our net deferred tax assets in the U.S. of approximately $751 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2019, we had cash, cash equivalents and available-for-sale securities of $296.7 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Swiss company for the production and supply of the active ingredient for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a dedicated production train will be made in Swiss francs. Once the production facility became operational in October 2018, we are obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025.

As of December 31, 2019, $92.8 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of December 31, 2019, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by approximately $13.7 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by approximately $3.9 million.

While we periodically hold foreign currencies, primarily Euro, Pound Sterling and Swiss Franc, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2019, and 2018, approximately 4% and 6%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

As of December 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Finance Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Finance Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, a company’s principal executive officer and principal financial officer and affected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2019, our management, with the participation of our Chief Executive Officer and Chief Finance Officer, assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. In making its assessment, management used the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management determined that, as of December 31, 2019, we maintained effective internal control over financial reporting based on those criteria.

In addition, the effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clovis Oncology, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clovis Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, as of December 31, 2019 and 2018, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 26, 2020 expressed and unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 26, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2019 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2020 Proxy Statement, which we expect to file with the SEC no later than April 29, 2020.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2020 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2020 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits.

Reference is made to the Index to Exhibits filed as a part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(19)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(7)	Indenture, dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

4.3(14)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.4(14)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.5(20)	Indenture dated as of August 13, 2019, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.6	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.5+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.6+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.8+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.9+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

Exhibit Number	Exhibit Description
10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.14+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.15+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.17+(15)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.18+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.19+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.20+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.21(6)

Stock Purchase Agreement, dated as of November 19, 2013, by and among the Company, EOS, the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.22*(6)

Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.P.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.23+(10)	Indemnification Agreement, effective as of August 3, 2015, between Clovis Oncology, Inc. and Lindsey Rolfe.

10.24+(17)	Amended and Restated Employment Agreement, dated as of February 27, 2019, by and between Clovis Oncology UK Limited, Clovis Oncology, Inc. and Dr. Lindsey Rolfe.

10.25+(8)	Indemnification Agreement, dated as of February 17, 2016, between Clovis Oncology, Inc. and Daniel W. Muehl.

10.26+(13)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel Muehl.

10.27*(9)	First Amendment to License Agreement, between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.28+(11)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.29*(11)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

10.30*(12)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017.

10.31+(16)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Robert W. Azelby.

10.32+(16)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Richard A. Fair.

Exhibit Number	Exhibit Description

10.33+(17)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Paul Gross.

10.34+(17)	Indemnification Agreement, dated as of September 9, 2016, between Clovis Oncology, Inc. and Paul E. Gross.

10.35 (18)

Financing Agreement, dated as of May 1, 2019 among Clovis Oncology, Inc., certain of its subsidiaries named therein, as Guarantors, the Lenders from time to time party thereto, and the Administrative Agent party thereto.

10.36(18)	Pledge and Security Agreement, dated as of May 1, 2019 among each of the Grantors party thereto and the Administrative Agent party thereto.

21.1(15)	List of Subsidiaries of Clovis Oncology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from Clovis Oncology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in iXBRL.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(9)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(11)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(12)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(13)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(14)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.

(15)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on August 2, 2018.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(17)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(19)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.

+     Indicates management contract or compensatory plan.

*     Confidential treatment has been sought or granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clovis Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clovis Oncology, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02 and ASU No. 2014-09

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in the December 31, 2019 consolidated financial statements due to the adoption of ASU No. 2016-02, Leases, and the Company changed its method of accounting for revenue recognition in the December 31, 2018 consolidated financial statements due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and development accrual

Description of the Matter

At December 31, 2019, the Company accrued $53.2 million of research and development costs. The completeness and valuation of certain clinical study fees incurred in the Company's accrued research and development costs are subject to risk of estimation uncertainty related to services received and efforts expended. As discussed in Note 2 of the Company’s consolidated financial statements, costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

Auditing management’s accrual of research and development costs was complex and judgmental due to the significant estimation required by management in determining the time period over which services will be performed, enrollment of patients, number of sites activated and the level of effort to be expended in each period. The Company has contracts with multiple contract research organizations (“CROs”) that conduct and manage clinical studies on its behalf. The financial terms of these agreements are subject to negotiation and amendment, vary from contract to contract and may result in uneven payment flows.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for accrued research and development costs. For example, we tested controls over management’s review of the research and development accrual calculation, including review of the confirmations from CROs, patient enrollment, sites activated, and the associated contract costs.

To test the estimated accrued research and development, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above, testing the underlying data used by management, and assessing the historical accuracy of management’s estimates. We performed inquiries of clinical research managers to understand the status of significant trials, discussed any delays or new developments with the studies to understand the impact of the activity on the accounting for the studies, and confirmed directly with CROs the status of significant cost drivers, such as patient enrollment and site activation.

TPG Financing Agreement

Description of the Matter

As discussed in Note 10 of the consolidated financial statements, the Company entered into a financing agreement in 2019 in which they plan to borrow amounts required to reimburse actual costs and expenses incurred in the ATHENA clinical trial during each fiscal quarter. They are obligated to make loan payments on a quarterly basis and timing and amount of repayment is dependent on several defined events. The payments are based on a certain percentage of revenues, with a maximum repayment amount each quarter. Therefore, the amounts borrowed and amounts repaid under the loan are variable. Each period, the Company will determine a new effective interest rate based on the revised estimate of expected remaining cash flows. The new effective interest rate will be used to recognize interest expense prospectively for the remaining periods.

Auditing the financing agreement is complex and required the involvement of professionals with specialized skills and knowledge due to the complex terms of the agreement. Additionally, the estimation of future expected cash flows is subjective, and is affected by expected future market or economic conditions. The assessment of these terms and future cash flows has a significant effect on the accounting for the agreement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the financing agreement, including management’s review of the accounting for the terms of the agreement and the assumptions used in the calculation of the interest rate, including the revenue growth rates and projected clinical expenses incurred.

To test the financing agreement, we performed audit procedures that included, among others, assessing the initial and subsequent accounting for the transaction with the involvement of professionals with specialized skills and knowledge and testing the assumptions underlying the expected cash flows used to calculate the interest rate, including the revenue growth rates and projected clinical expenses incurred. We evaluated the projected cash flows and tested each of the underlying significant assumptions discussed above. We compared the assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s customer base or product approvals and other factors would affect the assumptions. We also evaluated management’s estimation of the probability of whether certain conditions or events, which drive certain accounting conclusions, were probable at December 31, 2019. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the calculated interest expense that would result from changes in those assumptions.

We have served as the Company’s auditor since 2009.

/s/ Ernst & Young LLP

Denver, Colorado

February 26, 2020

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per share amounts)
Revenues:
Product revenue	$143,006	$95,388	$55,511
Operating expenses:
Cost of sales - product	29,926	19,444	10,251
Cost of sales - intangible asset amortization	4,760	2,630	1,486
Research and development	283,146	231,347	142,498
Selling, general and administrative	182,769	175,781	138,907
Acquired in-process research and development	9,440	—	—
Other operating expenses	9,711	—	—
Total expenses	519,752	429,202	293,142
Operating loss	(376,746)	(333,814)	(237,631)
Other income (expense):
Interest expense	(19,405)	(13,183)	(10,428)
Foreign currency loss	(547)	(346)	(82)
Legal settlement loss	(26,750)	(27,975)	(105,477)
Gain on extinguishment of debt	18,480	—	—
Other income	6,342	7,917	3,643
Other income (expense), net	(21,880)	(33,587)	(112,344)
Loss before income taxes	(398,626)	(367,401)	(349,975)
Income tax (expense) benefit	(1,798)	(608)	3,578
Net loss	(400,424)	(368,009)	(346,397)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(272)	(2,543)	5,517
Net unrealized gain (loss) on available-for-sale securities, net of tax	41	82	(110)
Other comprehensive (loss) income:	(231)	(2,461)	5,407
Comprehensive loss	$(400,655)	$(370,470)	$(340,990)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(7.43)	$(7.07)	$(7.36)
Basic and diluted weighted average common shares outstanding	53,873	52,066	47,047

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$161,833	$221,876
Accounts receivable, net	20,562	12,889
Inventories, net	26,519	27,072
Available-for-sale securities	134,826	298,270
Prepaid research and development expenses	3,881	3,579
Other current assets	18,847	8,613
Total current assets	366,468	572,299
Inventories	98,053	113,908
Deposit on inventory	12,350	12,350
Property and equipment, net	15,287	26,524
Right-of-use assets, net	28,141	—
Intangible assets, net	62,920	51,930
Goodwill	63,074	63,074
Other assets	23,311	23,475
Total assets	$669,604	$863,560
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$32,237	$28,517
Accrued research and development expenses	53,214	29,676
Lease liabilities	5,405	—
Other accrued expenses	42,228	67,556
Total current liabilities	133,084	125,749
Long-term lease liabilities - less current portion	29,479	—
Convertible senior notes	644,751	575,470
Borrowings under financing agreement	34,991	—
Other long-term liabilities	1,556	15,872
Total liabilities	843,861	717,091
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2019 and December 31, 2018	—	—
Common stock, $0.001 par value per share, 200,000,000 and 100,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 54,956,341 and 52,797,516 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	55	53
Additional paid-in capital	2,114,068	2,034,142
Accumulated other comprehensive loss	(44,865)	(44,634)
Accumulated deficit	(2,243,515)	(1,843,092)
Total stockholders' (deficit) equity	(174,257)	146,469
Total liabilities and stockholders' equity (deficit)	$669,604	$863,560

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
Balance at January 1,2017	38,724,090	$39	$1,174,948	$(47,580)	$(1,131,042)	$(3,635)
Issuance of common stock, net of issuance costs	9,670,454	10	545,828	—	—	545,838
Issuance of common stock under employee stock purchase plan	51,681	—	2,313	—	—	2,313
Exercise of stock options	465,658	1	13,924	—	—	13,925
Issuance of common stock from vesting of restricted stock units	180,912	—	—	—	—	—
Share-based compensation expense	—	—	44,707	—	—	44,707
Legal settlement	1,472,324	1	105,476	—	—	105,477
Net unrealized loss on available-for-sale securities	—	—	—	(110)	—	(110)
Foreign currency translation adjustments	—	—	—	5,517	—	5,517
Net loss	—	—	—	—	(346,397)	(346,397)
Balance at December 31, 2017	50,565,119	51	1,887,196	(42,173)	(1,477,439)	367,635
Issuance of common stock, net of issuance costs	1,837,898	2	93,888	—	—	93,890
Issuance of common stock under employee stock purchase plan	82,820	—	2,097	—	—	2,097
Exercise of stock options	72,886	—	1,870	—	—	1,870
Issuance of common stock from vesting of restricted stock units	238,793	—	—	—	—	—
Share-based compensation expense	—	—	49,090	—	—	49,090
Net unrealized gain on available-for-sale securities	—	—	—	82	—	82
Foreign currency translation adjustments	—	—	—	(2,543)	—	(2,543)
Adoption of new revenue recognition standard	—	—	—	—	2,357	2,357
Net loss	—	—	—	—	(368,009)	(368,009)
Balance at December 31, 2018	52,797,516	53	2,034,141	(44,634)	(1,843,091)	146,469
Issuance of common stock under employee stock purchase plan	175,634	—	1,905	—	—	1,905
Exercise of stock options	188,829	—	1,361	—	—	1,361
Issuance of common stock from vesting of restricted stock units	312,304	—	—	—	—	—
Share-based compensation expense	—	—	54,304	—	—	54,304
Legal settlement	1,482,058	2	22,745	—	—	22,747
Net unrealized gain on available-for-sale securities	—	—	—	41	—	41
Foreign currency translation adjustments	—	—	—	(272)	—	(272)
Other financing costs	—	—	(388)	—	—	(388)
Net loss	—	—	—	—	(400,424)	(400,424)
Balance at December 31, 2019	54,956,341	$55	$2,114,068	$(44,865)	$(2,243,515)	$(174,257)

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Operating activities
Net loss	$(400,424)	$(368,009)	$(346,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	54,304	49,090	44,707
Depreciation and amortization	7,768	4,601	2,504
Amortization of premiums and discounts on available-for-sale securities	(1,521)	1,345	354
Amortization of debt issuance costs	2,858	2,178	1,279
Legal settlement loss	22,747	—	105,477
Gain on extinguishment of debt	(18,480)	—	—
Loss on sale of property and equipment	804	—	—
Deferred income taxes	—	—	(3,218)
Changes in operating assets and liabilities:
Accounts receivable	(7,518)	(3,371)	(6,061)
Inventory	(26,160)	(49,936)	(27,508)
Prepaid and accrued research and development expenses	23,233	9,145	(17,297)
Deposit on inventory	—	(12,350)	(20,461)
Other operating assets and liabilities	(6,837)	(8,750)	(6,476)
Accounts payable	12,289	5,770	5,637
Other accrued expenses	13,322	4,290	6,556
Net cash used in operating activities	(323,615)	(365,997)	(260,904)
Investing activities
Purchases of property and equipment	(3,290)	(9,242)	(487)
Proceeds from sale of property and equipment	275	—	—
Deposits for sale of property and equipment	—	—	(2,515)
Purchases of available-for-sale securities	(459,835)	(500,000)	(263,500)
Sales of available-for-sale securities	621,998	300,000	213,500
Acquired in-process research and development - milestone payment	(15,750)	(55,000)	(1,100)
Net cash provided by (used in) investing activities	143,398	(264,242)	(54,102)
Financing activities
Proceeds from the sale of common stock, net of issuance costs	—	93,890	545,838
Proceeds from the issuance of convertible senior notes, net of issuance costs	254,879	290,887	—
Proceeds from borrowings under financing agreement, net of issuance costs	32,871	—	—
Proceeds from the exercise of stock options and employee stock purchases	3,266	3,967	16,237
Payments on capital leases	(1,115)	(245)	—
Extinguishment of convertible senior notes	(169,853)	—	—
Payments on other long-term liabilities	(160)	(35)	—
Net cash provided by financing activities	119,888	388,464	562,075
Effect of exchange rate changes on cash and cash equivalents	286	(547)	943
(Decrease) increase in cash and cash equivalents	(60,043)	(242,322)	248,012
Cash and cash equivalents at beginning of period	221,876	464,198	216,186
Cash and cash equivalents at end of period	$161,833	$221,876	$464,198
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,515	$9,188	$7,188
Non-cash investing and financing activities:
Vesting of restricted stock units	$5,442	$10,808	$12,170

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. This conditional approval requires the completion of certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations in each country, commercial launches of Rubraca are underway in each of Germany, England, Italy and France and planned in Spain shortly.

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with BMS. Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, currently enrolling Phase 1b/2 combination studies involving lucitanib consist of the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced gynecologic cancers and other solid tumors and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors. In addition to the LIO-1 study, the BMS-sponsored Phase 1/2 study CheckMate 79X is planned to initiate in early 2020 to evaluate multiple combinations of nivolumab with other therapies, including an arm with lucitanib in patients with second-line non-small cell lung cancer. We hold the global (excluding China) development and commercialization rights for lucitanib.

In September 2019, we entered into a license and collaboration agreement with 3BP to develop a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein alpha (“FAP”). FAP is highly expressed by cancer-associated fibroblasts found in a majority of tumor types, potentially making it a suitable target across a wide array of solid tumors. PTRT is an emerging class of drugs and it involves the injection of a small amount of radioactive material – a radionuclide – that is combined with a cancer-targeting peptide for use as a targeted radiopharmaceutical. The targeting peptide is able to recognize and bind to specific receptors on the cancer cell, such as antigens and cell receptors. When used in a targeted radiopharmaceutical, the peptide is designed to attach to cancer cells, and the intended result is to deliver a high dose of radiation to the tumor while sparing normal tissue because of its rapid systemic clearance. In order for the targeted radiopharmaceutical to be safe and efficacious, it must rapidly attach to cancer cells or in close vicinity to the cancer cells, be retained in or at the tumor site for a sufficient period of time that the radionuclide can have activity on the cancer cells, have minimal attachment to non-cancer cells and then be rapidly cleared from the body.

Following completion of preclinical work to support an IND for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286, we plan to conduct global clinical trials. We anticipate submitting the IND in the second half of 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent. We hold U.S. and global rights to FAP-2286, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. We also have agreed with 3BP to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

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

On May 1, 2019, we entered into a financing agreement in aggregate amount up to $175.0 million whereby we expect to borrow amounts required to reimburse our actual expenses incurred during each fiscal quarter, as such expenses are incurred, related to our ATHENA trial. We have agreed to repay the aggregate borrowed amount plus a return from revenues generated from sales of Rubraca on a quarterly basis, which is anticipated to begin in 2022. See Note 10, Long-term Debt, for additional information.

In August 2019, we completed a private placement to qualified institutional buyers of $263.0 million aggregate principal amount of 2024 Notes resulting in net proceeds to us of $254.9 million, after deducting underwriting discounts and commissions and offering expenses. We used $171.8 million of the total $254.9 million net proceeds from the offering to repurchase $190.3 million principal amount of the 2021 Notes in privately negotiated transactions with a limited number of holders. We intend to use the remaining net proceeds from this offering for general corporate purposes, including sales and marketing expenses associated with Rubraca, funding of our development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, acquisition or licensing of additional product candidates or businesses, repurchase or repayment of other debt obligations and working capital.

In January 2020, we completed a registered direct offering of 17,777,679 shares of our common stock at a price of $9.25 per share to a limited number of holders of our 2024 Notes. We used the proceeds of the offering to repurchase from such holders an aggregate of $123.4 million principal amount of 2024 Notes in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions.

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

Marketable securities are considered to be available-for-sale securities and consist of U.S. treasury securities. Available-for-sale securities are reported at fair value on the Consolidated Balance Sheets and unrealized gains and losses are included in accumulated other comprehensive income/loss on the Consolidated Balance Sheets. Realized gains and losses, amortization of premiums and discounts and interest and dividends earned are included in other income (expense) on the Consolidated Statements of Operations and Comprehensive Loss. The cost of investments for purposes of computing realized and unrealized gains and losses is based on the specific identification method. Investments with maturities beyond one year are classified as short-term based on our intent to fund current operations with these securities or to make them available for current operations.

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

Accounts Receivable

As of December 31, 2019 and 2018, we had no allowance for doubtful accounts. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), considering factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. Rubraca finished goods have a shelf-life of four years from the date of manufacture. We expect to sell the finished goods prior to expiration. The API currently has a shelf-life of four years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately nine years based on our long-range sales projections of Rubraca.

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

API is currently produced by Lonza. As the API has undergone significant manufacturing specific to its intended purpose at the point it is purchased by us, we classify the API as work-in-process inventory. In addition, we currently manufacture Rubraca finished goods with a single third-party manufacturer. The disruption or termination of the supply of API or the disruption or termination of the manufacturing of our commercial products could have a material adverse effect on our business, financial position and results of operations. API that is written off due to damage and certain costs related to our dedicated production train at Lonza are included in Other Operating Expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Inventory used in clinical trials is expensed as research and development expense when it has been identified for such use.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Property and equipment are depreciated using the straight-line method over the estimated useful lives of the assets. Equipment purchased for use in manufacturing and clinical trials is evaluated to determine whether the equipment is solely beneficial for a drug candidate in the development stage or whether it has an alternative use. Equipment with an alternative use is capitalized. Leased assets meeting certain finance lease criteria are capitalized and the present value of the related lease payments is recorded as a liability. Assets under finance lease arrangements are depreciated using the straight-line method over the estimated useful lives. Leasehold improvements are amortized over the economic life of the asset or the lease term, whichever is shorter. Maintenance and repairs are expensed as incurred. The estimated useful lives of our capitalized assets are as follows:

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the acquisition method of accounting and is not amortized, but is subject to impairment testing at least annually in the fourth quarter or when a triggering event is identified that could indicate a potential impairment. We are organized as a single reporting unit and perform impairment testing by comparing the carrying value of the reporting unit to the fair value of the Company. Goodwill was recorded as a result of the EOS acquisition in November 2013.

Other Current Assets

Other current assets are comprised of the following (in thousands):

	December 31,	December 31,
	2019	2018
Prepaid insurance	$505	$243
Prepaid advertising	—	1,802
Prepaid IT	698	666
Prepaid expenses - other	3,371	2,672
Value-added tax ("VAT") receivable	11,920	—
Receivable - other	2,176	2,274
Other	177	956
Total	$18,847	$8,613

Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	December 31,	December 31,
	2019	2018
Accrued personnel costs	$16,915	$15,265
Accrued interest payable	5,903	2,721
Income tax payable	3,505	847
Accrued corporate legal fees and professional services	310	677
Accrued royalties	6,038	4,854
Accrued variable considerations	5,748	2,183
Current portion of capital lease obligations	—	1,031
Purchase of API received not yet invoiced	—	35,472
Accrued expenses - other	3,809	4,506
Total	$42,228	$67,556

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

Advertising Expense

In connection with the FDA approval and commercial launch of Rubraca in 2016, we began to incur advertising costs. Advertising costs are expense when services are performed or goods are delivered. We incurred $21.2 million, $15.9 million and $11.7 million in expense for the years ended December 31, 2019, 2018 and 2017, respectively.

Legal Settlement Loss

Following our regulatory announcement in November 2015 of adverse developments in our ongoing clinical trials for rociletinib, we and certain of our current and former executives were named in various securities lawsuits. As a result of these lawsuits, during 2019, we recorded a charge of $26.8 million to settle the Antipodean Complaint. During 2018, we recorded a charge of $8.0 million related to an agreement to resolve a potential litigation claim against us and our officers and we also recorded a charge of $20.0 million related to an agreement reached with the SEC to resolve its investigation. During 2017, we recorded a $105.5 million legal settlement loss, net of insurance receivable, related to a stipulation agreement of settlement whereby we issued the plaintiff and participating class members a total consideration comprised of $25.0 million in cash and the issuance of 1.5 million shares. The cash portion of the consideration was funded by our insurance carriers. For the remaining actions related to rociletinib, see Note 13, Commitments and Contingencies, for additional information.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the reported periods. The resulting translation adjustments are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to foreign currency gains (losses) on the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2019 and 2018, approximately 4% and 6%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

Recently Adopted Accounting Standards

We adopted ASU 2016-02, “Leases (Topic 842)”, as of January 1, 2019 using the modified retrospective method which leaves the comparative period reporting unchanged. Comparative reporting periods are presented in accordance with Topic 840, while periods subsequent to the effective date are presented in accordance with Topic 842. We have elected to adopt the package practical expedient which allows us: 1) to not reassess whether any expired or existing contracts are or contain leases, 2) to not reassess the lease classification for any expired or existing leases and 3) to not reassess initial direct costs for any existing leases. We also elected not to recognize on the balance sheet leases with terms of 12 months or less. For these short-term leases, we will recognize the lease payments in profit or loss on a straight-line basis over the lease term and the variable lease payments in the period in which the obligation for those payments is incurred.

Adoption of the new lease standard resulted in the recording of net right-of-use assets and lease liabilities of $24.9 million and $31.4 million, respectively, as of January 1, 2019.

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income”, which allow a reclassification from accumulated other comprehensive income (loss) (“AOCI”) to retained earnings for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts at the date of enactment of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We adopted the new standard on January 1, 2019 and elected not to reclassify the income tax effects of the Tax

Act from AOCI to retained earnings. We continue to release disproportionate income tax effects from AOCI based on the aggregate portfolio approach. The adoption of this standard did not have an impact on our consolidated financial statements.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740), “Simplifying the Accounting for Income Taxes”, which removes certain exceptions to the general principles of ASC 740 and improves consistent application of and simplifies GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company early adopted ASU 2019-12 effective the quarter ended December 31, 2019. There was no material impact on our consolidated financial statements and related disclosures.

Effective January 1, 2018, we adopted ASC Topic 606, “Revenue from Contracts with Customers”. Upon adoption, we recognized revenue when our customers, the specialty distributors and specialty pharmacy providers, take control of our product. This resulted in us recognizing revenue approximately two to four weeks earlier than before adopting the new standard. We used the modified retrospective method to adopt the new standard. This means that we did not restate previously issued financial statements, but recorded a one-time adjustment to retained earnings of $2.4 million. This adjustment represents the sales of our product to our customers prior to January 1, 2018, that had not been sold to patients or healthcare providers, offset by related gross-to-net adjustments and other direct costs, including royalties and sales incentive compensation.

Recently Issued Accounting Standards

From time to time, the FASB or other standards setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through issuance of an ASU.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We will adopt ASU 2016-13 as of January 1, 2020 and we expect to recognize an allowance for credit losses related to our available-for-sale securities and accounts receivable. Upon the adoption of ASU 2016-13 on January 1, 2020, we are required to determine whether a decline in the fair value below the amortized cost basis (i.e., impairment) of an available-for-sale debt is security is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in accumulated other comprehensive loss, net of applicable taxes. When evaluating an impairment, entities may not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist. We applied this impairment model for available-for-sale debt securities as of January 1, 2020 and no impairment was recognized upon adoption. In addition, we expect to recognize a minimal allowance for credit losses related to our accounts receivable.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We will adopt ASU 2018-02 as of January 1, 2020. We don’t anticipate a material impact on our consolidated financial statements and related disclosures.

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

Rebates. Rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare coverage gap program. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the Consolidated Balance Sheets. We estimate our Medicaid and Medicare rebates based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. The accrual is based on the expected utilization from historical data we have accumulated since the Rubraca product launch. Rebates are generally invoiced and paid quarterly in arrears so that the accrual balance consists of an estimate of the amount expected to be incurred for the current quarter’s activity, plus an accrual balance for known or estimated prior quarters’ unpaid rebates.

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

For the year ended December 31, 2019 and 2018, we recognized $143.0 million and $95.4 million, respectively, of product revenue. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Rubraca units recognized as revenue during the year ended December 31, 2017 were expensed prior to the December 19, 2016 FDA approval, and a minimal amount was included in cost of sales during the year ended December 31, 2017. The majority of product sales were of pre-commercialization inventory in 2017. Cost of sales increased in 2018 in relation to product revenue as we depleted these inventories.

Product revenue from each of our customers who individually accounted for 10% or more of total revenues consisted of the following:

	December 31,	December 31,
	2019	2018
Customer A	25%	31%
Customer B	20%	24%
Customer C	15%	13%
Customer D	12%	12%
Customer E	10%	7%

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2019	2018
Laboratory, manufacturing and office equipment	$1,290	$2,913
Leasehold improvements	16,946	15,204
Leased equipment at Lonza	—	9,971
Furniture and fixtures	2,805	2,424
Computer hardware and software	1,699	1,329
Total property and equipment	22,740	31,841
Less: accumulated depreciation	(7,453)	(5,317)
Total property and equipment, net	$15,287	$26,524

Upon the adoption of ASU 2016-02, “Leases (Topic 842)” on January 1, 2019, we recognized the leased equipment at Lonza as a finance lease, which resulted in recording a right-of-use asset on the balance sheet. The leased equipment at Lonza is included in right-of-use assets, net on the Consolidated Balance Sheets.

Depreciation expense related to property and equipment was approximately $3.0 million, $2.0 million and $1.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities.

The following table identifies our assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2019
Assets:
Money market	$61,882	$61,882	$—	$—
U.S. treasury securities	189,736	54,910	134,826	—
Total assets at fair value	$251,618	$116,792	$134,826	$—
December 31, 2018
Assets:
Money market	$81,968	$81,968	$—	$—
U.S. treasury securities	308,251	9,981	298,270	—
Total assets at fair value	$390,219	$91,949	$298,270	$—

There were no liabilities that were measured at fair value on a recurring basis as of December 31, 2019.

Financial instruments not recorded at fair value include our convertible senior notes. At December 31, 2019, the carrying amount of the 2021 Notes was $96.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $85.8 million. At December 31, 2019, the carrying amount of the 2024 Notes was $255.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $366.1 million. At December 31, 2019, the carrying amount of the 2025 Notes was $293.0 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $190.0 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 10, Long-term Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

6. Available-for-Sale Securities

As of December 31, 2019, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$134,826	$—	$—	$134,826

As of December 31, 2018, available-for-sale securities consisted of the following (in thousands):

Gross	Gross	Aggregate

	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$298,305	$—	$(35)	$298,270

As of December 31, 2019, the fair value and gross unrealized losses of available-for-sale securities that have been in a continuous unrealized loss position for less than 12 months were as follows (in thousands):

	Aggregate	Gross
	Fair	Unrealized
	Value	Losses
U.S. treasury securities	$60,033	$(9)

As of December 31, 2019, there were no available-for-sale securities that have been in a continuous unrealized loss position for more than 12 months.

As of December 31, 2019, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$134,826	$134,826
Due in one year to two years	—	—
Total	$134,826	$134,826

7. Inventories

The following table presents inventories as of December 31, 2019 and December 31, 2018 (in thousands):

	December 31,	December 31,
	2019	2018
Work-in-process	$104,139	$126,620
Finished goods, net	20,433	14,360
Total inventories	$124,572	$140,980

Some of the costs related to our finished goods on-hand as of December 31, 2018 were expensed as incurred prior to the commercialization of Rubraca on December 19, 2016.

At December 31, 2019, we had $26.5 million of current inventory and $98.1 million of long-term inventory. In addition, we had $12.4 million long-term deposit on inventory, which consists of advanced intermediate, which is the inventory prior to conversion to API.

8. Intangible Assets

At December 31, 2019 and 2018, intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	December 31,	December 31,
	2019	2018
Intangible asset - milestones	$71,850	$56,100
Accumulated amortization	(8,930)	(4,170)
Total intangible asset, net	$62,920	$51,930

The increase in our intangible asset – milestones since December 31, 2018 is due to a $15.0 million milestone payment to Pfizer related to the January 2019 European Commission approval and a $0.75 million milestone payment in June 2019 due to the launch of Rubraca as maintenance therapy in Germany in March 2019. See Note 14, License Agreements for further discussion of these approvals.

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded an amortization expense of $4.8 million and $2.6 million related to capitalized milestone payments during the year ended December 31, 2019 and December 31, 2018, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense for intangible assets as of December 31, 2019 is as follows (in thousands):

2020	$4,847
2021	4,847
2022	4,847
2023	4,847
2024	4,847
Thereafter	38,685
$62,920

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

The components of lease expense and related cash flows were as follows (in thousands):

Year ended December 31,
2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$1,898
Interest on lease liabilities	759
Operating lease cost	4,003
Short-term lease cost	301

Variable lease cost	2,261
Total lease cost	$9,222

Operating cash flows from finance leases	$759
Operating cash flows from operating leases	$4,003
Financing cash flows from finance leases	$1,115

The weighted-average remaining lease term and weighted-average discount rate were as follows:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.9
Finance leases	6.0
Weighted-average discount rate
Operating leases	8%
Finance leases	8%

Future minimum commitments due under these lease agreements as of December 31, 2019 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020	5,735	2,287	8,022
2021	5,684	2,287	7,971
2022	3,428	2,287	5,715
2023	2,989	2,287	5,276
2024	2,943	2,287	5,230
Thereafter	10,865	2,287	13,152
Present value adjustment	(7,630)	(2,852)	(10,482)
Present value of lease payments	$24,014	$10,870	$34,884

10. Long-term Debt

2021 Notes

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

If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the 2021 Notes, holders may require us to repurchase for cash all or any portion of the 2021 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2021 Notes to be repurchased plus accrued and unpaid interest, to, but excluding, the fundamental change repurchase date.

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

Concurrently with the 2024 Notes offering, in separate transactions, we entered into privately negotiated transactions with a limited number of holders to repurchase, for settlement in August 2019, $190.3 million aggregate principal amount of our outstanding 2021 Notes for an aggregate repurchase price of $171.8 million, including accrued interest. This repurchase resulted in the recognition of $18.5 million gain on extinguishment of debt.

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

2025 Notes

In April 2018, we completed an underwritten public offering of $300.0 million aggregate principal amount of 1.25% convertible senior notes due 2025 (the “2025 Notes”) resulting in net proceeds of $290.9 million, after deducting underwriting discounts and commissions and offering expenses. In accordance with the accounting guidance, the conversion feature did not meet the criteria for bifurcation, and the entire principal amount was recorded as a long-term liability on the Consolidated Balance Sheets.

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

If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the 2025 Notes, holders may require us to repurchase for cash all or any portion of the 2025 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

2024 Notes

In August 2019, we completed a private placement to qualified institutional buyers of $263.0 million aggregate principal amount of 4.50% convertible senior notes due 2024 (the “2024 Notes”) resulting in net proceeds of $254.9 million, after deducting underwriting discounts and commissions and offering expenses. In accordance with the accounting guidance, the conversion feature did not meet the criteria for bifurcation, and the entire principal amount was recorded as a long-term liability on the Consolidated Balance Sheets.

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

We will not have the right to redeem the 2024 Notes prior to their maturity. If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the 2024 Notes, holders may require us to repurchase for cash all or any portion of the 2024 Notes at a fundamental change repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. No sinking fund is provided for the 2024 Notes.

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

As of December 31, 2019 and 2018, the balance of unamortized debt issuance costs related to the 2021 Notes, 2025 Notes and 2024 Notes was $15.4 million and $12.0 million, respectively.

In January 2020, we completed a registered direct offering of an aggregate 17,777,679 shares of our common stock at a price of $9.25 per share to a limited number of holders of our 2024 Notes. We used the proceeds of the share offering to repurchase from such holders an aggregate of $123.4 million principal amount of 2024 Notes in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions. Following these transactions, an aggregate $139.6 million principal amount of 2024 Notes remains outstanding and $3.5 million of unamortized debt issuance costs were derecognized.

The following is a summary of our convertible senior notes at December 31, 2019:

		Principal Amount
	Interest Rate	(in thousands)	Due Date
2021 Notes	2.50%	$97,188	September 15, 2021
2025 Notes	1.25%	300,000	May 1, 2025
2024 Notes	4.50%	263,000	August 1, 2024
Total		$660,188

TPG Financing Agreement

On May 1, 2019, we entered into a financing agreement (the “Financing Agreement”) with certain affiliates of TPG Sixth Street Partners, LLC (“TPG”) in which we plan to borrow from TPG amounts required to reimburse our actual costs and expenses incurred during each fiscal quarter (limited to agreed budgeted amounts), as such expenses are incurred, related to the ATHENA clinical trial, in an aggregate amount of up to $175 million (the amount actually borrowed, the “Borrowed Amount”). ATHENA is our largest clinical trial, with a planned target enrollment of 1,000 patients across more than 270 sites in at least 25 countries. The Clovis-sponsored phase 3 ATHENA study in advanced ovarian cancer is the first-line maintenance treatment setting evaluating Rubraca plus nivolumab (PD-1 inhibitor), Rubraca, nivolumab and a placebo in newly-diagnosed patients who have completed platinum-based chemotherapy. This study initiated in the second quarter of 2018 and is currently enrolling patients.

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

We are obligated to repay on a quarterly basis, beginning on the earliest to occur of (i) the termination of the ATHENA Trial, (ii) the approval by the FDA of an update to the label portion of the Rubraca new drug application (“NDA”) to include in such label the treatment of an indication resulting from the ATHENA Trial, (iii) the date on which we determine that the results of the ATHENA Trial are insufficient to achieve such an expansion of the Rubraca label to cover an indication based on the ATHENA Trial and (iv) September 30, 2022 (the “Repayment Start Date”).

●	9.75% (which rate may be increased incrementally up to approximately 10.25% in the event the Borrowed Amount exceeds $166.5 million) of the direct Rubraca net sales recorded by us and our subsidiaries worldwide and our future out-licensees in the United States, if any, during such quarter;

●	19.5% of any royalty payments received by us and our subsidiaries during such quarter based on the sales of Rubraca by our future out-licensees outside the United States, if any; and

●	19.5% of any other amounts received by us and our subsidiaries in connection with any other commercialization arrangement for Rubraca, including any upfront and milestone payments and proceeds of infringement claims (which payments are not subject to the caps described below).

Quarterly payments are capped at $8.5 million, unless the label portion of the Rubraca NDA is expanded by the FDA to include such label the treatment of an indication resulting from the ATHENA Trial, in which case the quarterly payment is capped at $13.5 million. In the event the aggregate Borrowed Amount exceeds $166.5 million, such quarterly limits will be incrementally increased to a maximum of approximately $8.94 million and $14.19 million, respectively. The maximum amount required to be repaid under the agreement is two times the aggregate Borrowed Amount, which may be $350 million in the event we borrow the full $175 million under the Financing Agreement.

In the event we have not made payments on or before December 30, 2025 equal to at least the Borrowed Amount, we are required to make a lump sum payment in an amount equal to such Borrowed Amount less the aggregate of all prior quarterly payments described above. All other payments are contingent on the performance of Rubraca. There is no final maturity date on the Financing Agreement.

Our obligations under the Financing Agreement will be secured under a Pledge and Security agreement by a first priority security interest in all of our assets related to Rubraca, including intellectual property rights and a pledge of the equity of our wholly owned subsidiaries, Clovis Oncology UK Limited and Clovis Oncology Ireland Limited. In addition, the obligations will initially be guaranteed by Clovis Oncology UK Limited and Clovis Oncology Ireland Limited, secured by a first priority security interest in all the assets of those subsidiaries.

Pursuant to the Financing Agreement, we have agreed to certain limitations on our operations, including limitations on making certain restricted junior payments, including payment of dividends, limitation on liens and certain limitations on the ability of our non-guarantor subsidiaries to own certain assets related to Rubraca and to incur indebtedness.

We may terminate the Financing Agreement at any time by paying the lenders an amount (the “Discharge Amount”) equal to the sum of (a) (A) the greater of (x) the Borrowed Amount plus (i) if such date is during calendar year 2019, $35 million or (ii) if such date is during calendar year 2020 or thereafter, $50 million and (y) (i) if such date is prior to the Repayment Start Date, 1.75 times the Borrowed Amount or (ii) if such date is after the Repayment Start Date, 2.00 times the Borrowed Amount minus (B) the aggregate amount of all quarterly payments previously paid to the lenders plus (b) all other obligations which have accrued but which have not been paid under the loan documents, including expense reimbursement.

In the event of (i) a change of control of us, we must pay the Discharge Amount to the lenders and (ii) an event of default under the Financing Agreement (which includes, among other events, breaches or defaults under or terminations of our material in-license agreements related to Rubraca and defaults under our other material indebtedness), the lenders have the right to declare the Discharge Amount to be immediately due and payable.

For the year ended December 31, 2019, we recorded $35.0 million as a long-term liability on the Consolidated Balance Sheets and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheets. In connection with the transaction, we incurred $1.8 million of debt issuance costs. The debt issuance costs are presented as a deduction from the TPG financing liability on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Financing Agreement using the straight-line method. As of December 31, 2019, the balance of unamortized debt issuance costs was $1.6 million.

For the year ended December 31, 2019, we used an effective interest rate of 14.5%. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

The following table sets forth total interest expense recognized during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year ended December 31,
	2019	2018	2017
Interest on convertible notes	$13,680	$9,812	$7,188
Amortization of debt issuance costs	2,858	2,178	1,279
Interest on finance lease	759	—	—
Interest on borrowings under financing agreement	1,997	—	—
Accretion of interest on milestone liability	—	977	1,961
Interest on capital lease liability	—	216	—
Other interest	111	—	—
Total interest expense	$19,405	$13,183	$10,428

11. Stockholders’ Equity

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Foreign Currency	Unrealized	Total Accumulated
	Translation Adjustments	(Losses) Gains	Other Comprehensive Loss
Balance at December 31, 2017	$(41,917)	$(256)	$(42,173)
Other comprehensive income (loss)	(2,543)	82	(2,461)
Total before tax	(44,460)	(174)	(44,634)
Tax effect	—	—	—
Balance at December 31, 2018	(44,460)	(174)	(44,634)
Other comprehensive income (loss)	(272)	41	(231)
Total before tax	(44,732)	(133)	(44,865)
Tax effect	—	—	—
Balance at December 31, 2019	$(44,732)	$(133)	$(44,865)

The period change in each of the periods was primarily due to the foreign currency translation of the goodwill and deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in the years ended December 31, 2019, 2018 and 2017.

Effective October 1, 2018, substantially all assets and activities related to EOS were transferred from our Italian subsidiary to the U.S. This had the impact of changing the functional currency of goodwill from the Euro to USD. Therefore, the balance of goodwill will no longer change due to foreign currency gains and losses.

12. Share-Based Compensation

Stock Options

In August 2011, our Board of Directors approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of our initial public offering in November 2011. The 2011 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to our employees, directors and consultants. Common shares authorized for issuance under the 2011 Plan were 13,816,124 at December 31, 2019, which represents the initial reserve of 1,250,000 shares of common stock plus 191,496 shares of common stock remaining for future grant from the 2009 Equity Incentive Plan (the “2009 Plan”), which was terminated upon the closing of our initial public offering in November 2011, and 12,374,628 new shares authorized by the Board of Directors at the annual meetings of stockholders. Future forfeitures and cancellations of options previously granted under the 2009 Plan were transferred to and also available for grant under the 2011 Plan. Stock options granted vest ratably over either a one-year period or three-year period for Board of Director grants. Employee stock options generally vest over a four-year period with 25% of the options cliff-vesting after year one and the remaining options vesting ratably over each subsequent month. All stock options expire 10 years from the date of grant.

Share-based compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Research and development	$25,838	$20,489	$20,335
Selling, general and administrative	28,466	28,601	24,372
Total share-based compensation expense	$54,304	$49,090	$44,707

We did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2019, 2018 and 2017 as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of December 31, 2019.

The following table summarizes the activity relating to our options to purchase common stock:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2018	6,311,513	$46.05
Granted	1,079,112	18.52
Exercised	(188,829)	7.21
Forfeited	(914,771)	47.82
Outstanding at December 31, 2019	6,287,025	$42.24	6.0	$1,951
Vested and expected to vest at December 31, 2019	6,103,407	$42.62	5.9	$1,816
Vested and exercisable at December 31, 2019	4,677,456	$45.84	5.1	$895

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $10.43 as of December 31, 2019, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the years ended December 31, 2019, 2018 and 2017 (in thousands, except weighted-average grant date fair value per share):

	Year ended December 31,
	2019	2018	2017
Weighted-average grant date fair value per share	$13.53	$32.09	$48.79
Intrinsic value of options exercised	$1,525	$1,714	$18,987
Cash received from stock option exercises	$1,361	$1,869	$13,924

As of December 31, 2019, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $36.9 million and the estimated weighted-average remaining vesting period was 1.9 years.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2019	2018	2017
Dividend yield	—	—	—
Volatility (a)	93%	88%	89%
Risk-free interest rate (b)	1.67%	2.92%	2.16%
Expected term (years) (c)	5.9	5.9	5.8

(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using our historical data.

The total fair value of stock options vested during the years ended December 31, 2019, 2018 and 2017 was $32.8 million, $43.3 million and $36.0 million, respectively.

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

The following table summarizes the activity related to our unvested RSUs:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2018	795,684	$47.73
Granted	2,120,276	24.67
Vested	(312,304)	47.29
Forfeited	(432,309)	32.19
Outstanding at December 31, 2019	2,171,347	$28.37
Unvested at December 31, 2019	1,930,581	$28.42

As of December 31, 2019, the unrecognized share-based compensation expense related to RSUs, adjusted for expected forfeitures, was $45.1 million and the estimated weighted-average remaining vesting period was 2.1 years

Common Stock Reserved for Issuance

As of December 31, 2019, we reserved shares of common stock for future issuance as follows:

		Available for
		Grant	Total Shares of
	Common Stock	or Future	Common Stock
	Outstanding	Issuance	Reserved
2009 Equity Incentive Plan	188,673	—	188,673
2011 Stock Incentive Plan	8,269,699	3,912,836	12,182,535
2011 Employee Stock Purchase Plan	—	300,416	300,416
Total	8,458,372	4,213,252	12,671,624

Employee Stock Purchase Plan

In August 2011, our Board of Directors approved the Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan (the “Purchase Plan”). Each year, on the date of our annual meeting of stockholders and at the discretion of our board of directors, the amount of shares reserved for issuance under the Purchase Plan may be increased by up to the lesser of (1) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock, (2) 344,828 shares of our common stock and (3) a lesser number of shares as approved by the Board. The Purchase Plan provides for consecutive six-month offering periods, during which participating employees may elect to have up to 10% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock is 85% of the lower of the fair value of a share of common stock on the first trading date of each offering period or the fair value of a share of common stock on the last trading day of the offering period. The Purchase Plan will terminate on August 24, 2021, the tenth anniversary of the date of initial adoption of the Purchase Plan. We sold 175,634 and 82,820 shares to employees in 2019 and 2018, respectively. There were 300,416 shares available for sale under the Purchase Plan as of December 31, 2019. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2019 and 2018 was $6.60 and $15.93 per share, respectively. The total share-based compensation expense recorded as a result of the Purchase Plan was approximately $1.0 million, $0.9 million and $1.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

The fair value of purchase awards granted to our employees during the years ended December 31, 2019, 2018 and 2017 was estimated using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2019	2018	2017
Dividend yield	—	—	—
Volatility (a)	79%	51%	79%
Risk-free interest rate (b)	2.20%	1.90%	0.90%
Expected term (years) (c)	0.5	0.5	0.5
(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the U.S. Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right.
(c)	Expected term: The expected life of the award represents the six-month offering period for the Purchase Plan.

13. Commitments and Contingencies

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of December 31, 2019, $92.8 million of purchase commitments exist under the Agreement.

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

While the motion to dismiss remained pending, on November 19, 2018, Plaintiffs filed a motion for leave to file a supplemental consolidated complaint, and on November 20, 2018, the Court granted that motion. On November 27, 2018, Plaintiffs filed their supplemental complaint (the “Supplemental Derivative Complaint”), which adds allegations concerning the Company’s, Mr. Mahaffy’s and Mr. Mast’s settlements with the United States Securities and Exchange Commission. Pursuant to a briefing schedule entered by the Court, the defendants filed a supplemental motion to dismiss the Supplemental Derivative Complaint on February 6, 2019; plaintiffs filed an opposition brief on February 22, 2019; and the defendants filed a reply brief on March 5, 2019. The Court held oral arguments on the defendants’ motions to dismiss on June 19, 2019. At the oral arguments, the Court ordered the parties to submit supplemental letter briefs on the motion to dismiss.

On October 1, 2019, Vice Chancellor Joseph R. Slights III of the Delaware Chancery Court, issued a Memorandum Opinion granting in part and denying in part defendants’ motions to dismiss. The Supplemental Derivative Complaint was dismissed as to Plaintiffs’ derivative claims for unjust enrichment and insider trading. The Court allowed Plaintiffs’ remaining derivative claim for breach of fiduciary duty to proceed. Defendants filed an answer to the Supplemental Derivative Complaint on December 27, 2019.

On December 17, 2019, the parties participated in a mediation, which did not result in a settlement. On December 22, 2019, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) to conduct an investigation of the claims asserted in the Supplemental Derivative Complaint. On February 18, 2020, the SLC moved to stay all proceedings in the Consolidated Derivative Action pending completion of its investigation. Plaintiff’s opposition to the motion to stay is due on March 3, 2020 and the SLC’s reply is due on March 13, 2020.

While the SLC’s investigation remains ongoing, the Company does not believe this litigation will have a material impact on its financial position or results of operations.

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

On June 19, 2017, the parties filed a joint motion to stay the Guo action pending resolution of the motion to dismiss the Consolidated Derivative Complaint. On June 20, 2017, the court granted the motion to stay. Based on the October 1, 2019 ruling in the Consolidated Derivative Action, on October 22, 2019, the court lifted the stay. The parties participated in a scheduling conference on December 9, 2019, following which the court set the dates for pre-trial conference and trial for March 2, 2021 and March 29, 2021, respectively. On December 23, 2019, the plaintiff filed an amended complaint, and on February 7, 2020, the plaintiff filed a second amended complaint. Pursuant to a stipulated scheduling order entered by the court on February 10, 2020, the defendants’ motion to dismiss is due on February 28, 2020.

The Company intends to vigorously defend against the allegations in the second amended Guo complaint, but there can be no assurance that the defense will be successful.

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

14. License Agreements

Rubraca

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

These milestone payments were recognized as intangible assets and are amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.0 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

FAP Program

In September 2019, we entered into a global license and collaboration agreement with 3BP to develop and commercialize a PTRT and imaging agent targeting FAP. The lead candidate, designated internally as FAP-2286, is being developed pursuant to a global development plan agreed to by the parties. We are responsible for the costs of all preclinical and clinical development activities described in the plan, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the preclinical development phase of the collaboration. Upon the signing of the license and collaboration agreement in September 2019, we made a $9.4 million upfront payment to 3BP, which we recognized as acquired in-process research and development expense.

Pursuant to the terms of the FAP agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory milestone events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP single- to low-double-digit royalties on net sales of the FAP-targeted therapeutic product and imaging agent, based on the volume of annual net sales achieved. In addition, 3BP is entitled to receive 34% of any consideration, excluding royalties on the therapeutic product, pursuant to any sublicenses we may grant.

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

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we accrued and recognized as a research and development expense.

Pursuant to the terms of the agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory milestone events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP a 6% royalty on net sales of License Products (as defined in the agreement), based on the volume of quarterly net sales achieved.

We are obligated under the discovery collaboration agreement to use diligent efforts to develop and commercialize the product candidates, if any, that result from the discovery program, and we are responsible for all clinical development and commercialization costs. The agreement with 3BP will remain in effect until the expiration of our royalty obligations to 3BP, determined on a product-by-product and country-by-country basis, unless we elect to terminate the agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, 3BP can terminate the agreement, resulting in a loss of our rights.

Rociletinib

In May 2010, we entered into an exclusive worldwide license agreement with Celgene to discover, develop and commercialize a covalent inhibitor of mutant forms of the epidermal growth factor receptor (“EGFR”) gene product. Rociletinib, an oral mutant-selective inhibitor of EGFR, was identified as the lead inhibitor candidate under the license agreement. Following the termination of enrollment in all sponsored clinical studies of rociletinib, we provided notice of termination to Celgene of our license rights to rociletinib, an oral mutant-selective inhibitor of epidermal growth factor receptor (“EGFR”), and that termination became effective in the second quarter of 2019.

Finally, pursuant to terms of each of our product license agreements, we will pay royalties to our licensors on sales, if any, of the respective products.

15. Net Loss Per Common Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted-average number of common share equivalents outstanding using the treasury-stock method for the stock options and RSUs and the if-converted method for the convertible senior notes. As a result of our net losses for the periods presented, all potentially dilutive common share equivalents were considered anti-dilutive and were excluded from the computation of diluted net loss per share.

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year ended December 31,
	2019	2018	2017
Common shares under option plans	2,480	1,319	4,260
Convertible senior notes	41,598	8,584	4,646
Total potential dilutive shares	44,078	9,903	8,906

16. Income Taxes

We are subject to U.S. federal, state and foreign income tax. The geographical components of loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2019	2018	2017
Domestic	$(399,497)	$(368,402)	$(351,338)
Foreign	871	1,001	1,363
Total loss before income taxes	$(398,626)	$(367,401)	$(349,975)

The income tax provision consists of the following current and deferred tax expense (benefit) amounts (in thousands):

	Year ended December 31,
	2019	2018	2017
Current tax:
U.S. Federal & State	$3	$15	$—
Foreign	1,795	593	(360)
Total current expense (benefit)	1,798	608	(360)
Deferred tax:
U.S. Federal & State	—	—	(3,218)
Foreign	—	—	—
Total deferred (benefit)	—	—	(3,218)
Total income tax expense (benefit)	$1,798	$608	$(3,578)

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is provided below:

	Year ended December 31,
	2019	2018	2017
Federal income tax benefit at statutory rate	(21.0)%	(21.0)%	(34.0)%
State income tax benefit, net of federal benefit	(2.9)	(3.1)	(3.2)
Tax credits	(1.1)	(1.3)	(1.2)
Change in uncertain tax positions	(4.3)	0.1	0.2
SEC settlement costs	—	1.1	—
Share based compensation	2.3	0.8	0.7
Tax impact of Tax Cuts and Jobs Act of 2017	—	—	46.4
Change in valuation allowance	26.5	23.2	(8.1)
Other	1.0	0.4	(1.8)
Effective income tax rate	0.5%	0.2%	(1.0)%

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward	$396,100	$351,730
Tax credit carryforwards	243,901	224,738
Interest expense limitation carryforward	4,449	1,192
Intangible assets	61,459	25,992
Share-based compensation expense	34,006	30,044
Foreign currency translation	—	3,767
Product acquisition costs	6,288	4,518
Lease liabilities	5,317	—
Accrued liabilities and other	5,817	7,656
Total deferred tax assets	757,337	649,637
Valuation allowance	(750,508)	(647,891)
Deferred tax assets, net of valuation allowance	6,829	1,746
Deferred tax liabilities:
Right-of-use assets	(6,337)	—
Prepaid expenses and fixed assets	(492)	(1,746)
Total deferred tax liabilities	(6,829)	(1,746)
Net deferred tax liability	$—	$—

The Tax Cuts and Jobst Act (the “Act”), enacted in the U.S. on December 22, 2017, subjects a U.S. shareholder to tax on the Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income”, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

The realization of deferred tax assets is dependent upon a number of factors including future earnings, the timing and amount of which is uncertain. A valuation allowance was established for the net deferred tax asset balance due to management’s belief that the realization of these assets is not likely to occur in the foreseeable future. We recorded a net increase to the valuation allowance of $102.6 million and $83.8 million for the years ended December 31, 2019 and 2018, respectively, primarily due to the growth in net operating losses and tax credits during the year.

In addition, the Company recognizes tax benefits if it is more likely than not to be sustained under audit by the relevant taxing authority based on technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained during audit. If the threshold is met, the tax benefit is measured and recognized at the largest amount above the greater than 50% likelihood threshold at time of settlement. The balance of unrecognized tax benefits at December 31, 2019 of $7.5 million, if recognized, would not impact the Company’s effective tax rate as long as they remain subject to a full valuation allowance. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2019	2018
Balance at beginning of year	$24,775	$24,512
Reductions related to prior periods tax positions	(35)	(166)
Additions related to current period tax positions	398	429
Settlements with tax authorities	(17,613)	—
Expiration of statute of limitations	—	—
Balance at end of year	$7,525	$24,775

As of December 31, 2019, we had approximately $1.5 billion, $1.6 billion and $1.7 million of U.S., federal, state and foreign net operating loss carryforwards, respectively. The U.S. federal net operating losses, generated prior to the enactment of the Act, will expire from 2029 to 2037 if not utilized and the U.S state net operating losses will expire from

2024 to 2039 if not utilized. We have research and development and orphan drug tax credit carryforwards of $249.7 million that will expire from 2030 through 2039 if not utilized.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses (“NOL”) and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change of ownership. As of December 31, 2019, our audit by the Internal Revenue Service was finalized for the year ended December 31, 2015. The amount of orphan drug tax credit for years 2009 and 2010 was adjusted, but no additional taxes are due as a result of our net operating losses; this also resulted in a release of the uncertain tax position of $17.6 million. Our federal and state income taxes for the period from January 1, 2009 to December 31, 2014, other than the orphan drug tax credit, and January 1, 2016 through December 31, 2019 remain open to an audit. Our foreign subsidiaries are also subject to tax audits by tax authorities in the jurisdictions where they operate for the periods from December 31, 2015 to December 31, 2019.

We may be assessed interest and penalties related to the settlement of tax positions and such amounts will be recognized within income tax expense when assessed. To date, no interest and penalties have been recognized.

17. Employee Benefit Plans

We maintain a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for our U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. We matched contributions up to 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was approximately $2.2 million, $2.0 million and $1.9 million for the years ended December 31, 2019, 2018 and 2017, respectively. Our international employees participate in retirement plans or postretirement life insurance plans governed by the local laws in effect for the country in which they reside. We made contributions to the retirement plans or postretirement life insurance plans of international employees of approximately $1.1 million, $0.9 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

18. Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2019 and 2018 were as follows (in thousands):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019	2018	2018	2018	2018
Revenues:	`
Product revenue	$33,118	$32,978	$37,603	$39,307	$18,523	$23,757	$22,757	$30,351
Operating expenses:
Cost of sales - product	7,405	6,445	8,134	7,942	4,006	4,490	4,766	6,182
Cost of sales - intangible asset amortization	1,120	1,217	1,212	1,211	372	709	771	778
Research and development	62,031	70,746	77,896	72,473	43,543	52,707	63,887	71,210
Selling, general and administrative	47,761	48,029	41,811	45,168	39,274	44,864	42,495	49,148
Acquired in-process research and development	—	—	9,440	—	—	—	—	—
Other operating expenses	—	—	5,539	4,172	—	—	—	—
Total expenses	118,317	126,437	144,032	130,966	87,195	102,770	111,919	127,318
Operating loss	(85,199)	(93,459)	(106,429)	(91,659)	(68,672)	(79,013)	(89,162)	(96,967)
Other income (expense):
Interest expense	(3,590)	(3,817)	(5,278)	(6,720)	(2,635)	(3,581)	(3,376)	(3,591)
Foreign currency (loss) gain	(192)	(226)	(229)	100	(81)	(104)	151	(312)
Legal settlement loss	—	(25,000)	(1,750)	—	(7,975)	(20,000)	—	—
Gain on extinguishment of debt	—	—	18,480	—	—	—	—	—
Other income	2,400	1,899	781	1,262	1,409	1,475	2,536	2,497
Other income (expense), net	(1,382)	(27,144)	12,004	(5,358)	(9,282)	(22,210)	(689)	(1,406)
Loss before income taxes	(86,581)	(120,603)	(94,425)	(97,017)	(77,954)	(101,223)	(89,851)	(98,373)
Income tax benefit (expense)	160	176	350	(2,484)	260	33	(13)	(888)
Net loss	$(86,421)	$(120,427)	$(94,075)	$(99,501)	$(77,694)	$(101,190)	$(89,864)	$(99,261)
Basic and diluted net loss per common share	$(1.63)	$(2.27)	$(1.72)	$(1.81)	$(1.54)	$(1.94)	$(1.71)	$(1.88)
Basic and diluted weighted average common shares outstanding	52,891	53,028	54,707	54,834	50,602	52,223	52,669	52,724

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVIS ONCOLOGY, INC.

	By:	/S/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
Date: February 26, 2020		President and Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ PATRICK J. MAHAFFY	President and Chief Executive Officer; Director (Principal Executive Officer)	February 26, 2020
Patrick J. Mahaffy

/S/ DANIEL W. MUEHL Daniel W. Muehl	Executive Vice President and Chief Finance Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2020

/S/ BRIAN G. ATWOOD Brian G. Atwood	Director	February 26, 2020

/S/ ROBERT W. AZELBY Robert W. Azelby	Director	February 26, 2020

/S/ JAMES C. BLAIR James C. Blair	Director	February 26, 2020

/S/ RICHARD A. FAIR Richard A. Fair	Director	February 26, 2020

/S/ KEITH FLAHERTY Keith Flaherty	Director	February 26, 2020

/S/ GINGER L. GRAHAM Ginger L. Graham	Director	February 26, 2020

/S/ PAUL KLINGENSTEIN Paul Klingenstein	Director	February 26, 2020

/S/ EDWARD J. MCKINLEY Edward J. McKinley	Director	February 26, 2020

/S/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	February 26, 2020