Form 10-Q
period 2020-03-31
Clovis Oncology, Inc.
filed 2020-05-06
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2020.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of May 5, 2020 was 76,900,935.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Revenues:
Product revenue	$42,564	$33,118
Operating expenses:
Cost of sales - product	9,096	7,405
Cost of sales - intangible asset amortization	1,212	1,120
Research and development	68,221	62,031
Selling, general and administrative	42,598	47,761
Other operating expenses	3,449	—
Total expenses	124,576	118,317
Operating loss	(82,012)	(85,199)
Other income (expense):
Interest expense	(9,561)	(3,590)
Foreign currency loss	(877)	(192)
Loss on convertible senior notes conversion	(7,791)	—
Other income	841	2,400
Other income (expense), net	(17,388)	(1,382)
Loss before income taxes	(99,400)	(86,581)
Income tax benefit	68	160
Net loss	(99,332)	(86,421)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(103)	(5)
Net unrealized gain on available-for-sale securities, net of tax	78	75
Other comprehensive (loss) income:	(25)	70
Comprehensive loss	$(99,357)	$(86,351)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.39)	$(1.63)
Basic and diluted weighted average common shares outstanding	71,662	52,891

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share amounts)

	March 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$163,309	$161,833
Accounts receivable, net	25,081	20,562
Inventories, net	30,577	26,519
Available-for-sale securities	65,051	134,826
Prepaid research and development expenses	2,656	3,881
Other current assets	14,671	18,847
Total current assets	301,345	366,468
Inventories	87,267	98,053
Deposit on inventory	24,723	12,350
Property and equipment, net	14,285	15,287
Right-of-use assets, net	26,550	28,141
Intangible assets, net	61,708	62,920
Goodwill	63,074	63,074
Other assets	22,841	23,311
Total assets	$601,793	$669,604
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$36,201	$32,237
Accrued research and development expenses	46,573	53,214
Lease liabilities	5,389	5,405
Other accrued expenses	34,060	42,228
Total current liabilities	122,223	133,084
Long-term lease liabilities - less current portion	27,734	29,479
Convertible senior notes	524,905	644,751
Borrowings under financing agreement	52,419	34,991
Other long-term liabilities	1,506	1,556
Total liabilities	728,787	843,861
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share, 200,000,000 shares authorized at March 31, 2020 and December 31, 2019, respectively; 73,496,587 and 54,956,341 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	73	55
Additional paid-in capital	2,260,671	2,114,068
Accumulated other comprehensive loss	(44,890)	(44,865)
Accumulated deficit	(2,342,848)	(2,243,515)
Total stockholders' deficit	(126,994)	(174,257)
Total liabilities and stockholders' equity (deficit)	$601,793	$669,604

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
January 1, 2020	54,956,341	$55	$2,114,068	$(44,865)	$(2,243,515)	$(174,257)
Exercise of stock options	759	—	2	—	—	2
Issuance of common stock from vesting of restricted stock units	662,323	—	—	—	—	—
Share-based compensation expense	—	—	12,961	—	—	12,961
Net unrealized gain on available-for-sale securities	—	—	—	78	—	78
Foreign currency translation adjustments	—	—	—	(103)	—	(103)
Convertible senior notes conversion	17,877,164	18	133,640	—	—	133,658
Net loss	—	—	—	—	(99,332)	(99,332)
March 31, 2020	73,496,587	$73	$2,260,671	$(44,890)	$(2,342,848)	$(126,994)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total
	(in thousands, except for share amounts)
January 1, 2019	52,797,516	$53	$2,034,142	$(44,634)	$(1,843,092)	$146,469
Exercise of stock options	83,132	—	1,093	—	—	1,093
Issuance of common stock from vesting of restricted stock units	113,402	—	—	—	—	—
Share-based compensation expense	—	—	13,640	—	—	13,640
Net unrealized gain on available-for-sale securities	—	—	—	75	—	75
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(86,421)	(86,421)
March 31, 2019	52,994,050	$53	$2,048,875	$(44,564)	$(1,929,513)	$74,851

See accompanying Notes to Unaudited Consolidated Financial Statements

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2020	2019

Operating activities
Net loss	$(99,332)	$(86,421)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,961	13,640
Depreciation and amortization	2,130	1,722
Amortization of premiums and discounts on available-for-sale securities	(140)	(129)
Amortization of debt issuance costs	786	645
Write-off of debt issuance costs related to convertible senior notes conversion	3,555	—
Loss on convertible senior notes conversion	7,791	—
Changes in operating assets and liabilities:
Accounts receivable	(4,519)	(3,205)
Inventory	6,839	(23,936)
Prepaid and accrued research and development expenses	(5,559)	3,437
Deposit on inventory	(12,373)	—
Other operating assets and liabilities	5,198	(4,901)
Accounts payable	4,016	5,389
Other accrued expenses	(3,847)	(4,692)
Net cash used in operating activities	(82,494)	(98,451)
Investing activities
Purchases of property and equipment	(34)	(1,231)
Purchases of available-for-sale securities	(9,962)	(138,415)
Sales of available-for-sale securities	79,803	153,500
Acquired in-process research and development - milestone payment	—	(15,000)
Net cash provided by (used in) investing activities	69,807	(1,146)
Financing activities
Proceeds from sale of common stock, net of issuance costs	163,901	—
Payment of convertible senior notes	(164,443)	—
Proceeds from borrowings under financing agreement	15,592	—
Proceeds from the exercise of stock options and employee stock purchases	2	1,093
Payments on finance leases	(357)	—
Payments on other long-term liabilities	(51)	—
Net cash provided by financing activities	14,644	1,093
Effect of exchange rate changes on cash and cash equivalents	(481)	(64)
Increase (decrease) in cash and cash equivalents	1,476	(98,568)
Cash and cash equivalents at beginning of period	161,833	221,876
Cash and cash equivalents at end of period	$163,309	$123,308
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,131	$3,594
Non-cash investing and financing activities:
Vesting of restricted stock units	$5,461	$3,277

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

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. This conditional approval requires the completion of certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, we have launched Rubraca in each of Germany, United Kingdom, Italy, France and Spain.

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

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol-Myers Squibb Company (“BMS”). Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, currently enrolling Phase 1b/2 combination studies involving lucitanib consist of the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced solid tumors and gynecologic cancers and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors and ovarian cancer. We hold the global (excluding China) development and commercialization rights for lucitanib.

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

The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments that, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the periods presented herein. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“2019 Form 10-K”) for a broader discussion of our business and the opportunities and risks inherent in such business.

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

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-13 as of January 1, 2020. Upon the adoption of ASU 2016-13 on January 1, 2020, we are required to determine whether a decline in the fair value below the amortized cost basis (i.e., impairment) of an available-for-sale debt is security is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in accumulated other comprehensive loss, net of applicable taxes. When evaluating an impairment, entities may not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist. We applied this impairment model for available-for-sale debt securities as of January 1, 2020 and no impairment was recognized upon adoption. In addition, no impairment was recognized for the three months ended March 31, 2020. We recognized a minimal allowance for credit losses related to our accounts receivable at March 31, 2020. The adoption of ASU 2016-13 did not materially impact our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted ASU 2018-02 as of January 1, 2020 and there was no material impact on our consolidated financial statements and related disclosures.

Revenue Recognition

We are currently approved to sell Rubraca in the United States and Europe markets. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently sell our products to patients and health care providers. Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

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

Government Rebates. Rebates include mandated discounts under the Medicaid Drug Rebate Program, the Medicare coverage gap program, the Tricare health program and various European National Health Service, Sick Fund and Clawback programs. Rebates are amounts owed after the final dispensing of products to a benefit plan participant and are based upon contractual agreements or legal requirements with the public-sector benefit providers. These reserves are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability which is included in accrued expenses on the Consolidated Balance Sheets. Our rebate estimates are based upon a range of possible outcomes that are probability-weighted for the estimated payor mix. The accrual for rebates is based on the expected utilization from historical data we have accumulated since the Rubraca product launch.

GPO and Payor Rebates. We contract with various private payor organizations and group purchasing organizations (“GPO”), primarily insurance companies, pharmacy benefit managers and hospitals, for the payment of rebates with respect to utilization of our products. We estimate these rebates and record such estimates in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a current liability.

Chargebacks. Chargebacks are discounts that occur when contracted customers, which currently consist primarily of group purchasing organizations, Public Health Service (“PHS”) organizations and federal government entities purchasing via the Federal Supply Schedule, purchase directly from our specialty distributors at a discounted price. The specialty distributor, in turn, charges back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the healthcare provider. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for specialty distributor chargebacks is estimated based on known chargeback rates and known sales to specialty distributors adjusted for the estimated utilization by healthcare providers.

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

Accounts Receivable

As a result of the adoption of ASU 2016-13, we recognized a minimal allowance for credit losses related to our accounts receivable at March 31, 2020. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are carried at fair value and charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

Our other significant accounting policies are described in Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our 2019 Form 10-K.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2020
Assets:
Money market	$112,529	$112,529	$—	$—
U.S. treasury securities	65,051	—	65,051	—
Total assets at fair value	$177,580	$112,529	$65,051	$—
December 31, 2019
Assets:
Money market	$61,882	$61,882	$—	$—
U.S. treasury securities	189,736	54,910	134,826	—
Total assets at fair value	$251,618	$116,792	$134,826	$—

There were no liabilities that were measured at fair value on a recurring basis as of March 31, 2020. There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during the three months ended March 31, 2020.

Financial instruments not recorded at fair value include our convertible senior notes. At March 31, 2020, the carrying amount of the 2021 Notes was $96.5 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $87.2 million. At March 31, 2020, the carrying amount of the 2024 Notes was $135.1 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $145.5 million. At March 31, 2020 the carrying amount of the 2025 Notes was $293.3 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $185.1 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of these notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 10, Long-term Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

4. Available-for-Sale Securities

As of March 31, 2020, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$64,966	$85	$—	$65,051

As of December 31, 2019, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$134,826	$—	$—	$134,826

As of March 31, 2020, there were no available-for-sale securities that have been in a continuous unrealized loss position.

As of March 31, 2020, the amortized cost and fair value of available-for-sale securities by contractual maturity were (in thousands):

	Amortized	Fair
	Cost	Value
Due in one year or less	$64,966	$65,051
Due in one year to two years	—	—
Total	$64,966	$65,051

5. Inventories

The following table presents current and long-term inventories as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
	2020	2019
Work-in-process	$98,255	$104,139
Finished goods, net	19,589	20,433
Total inventories	$117,844	$124,572

At March 31, 2020, we had $30.6 million of current inventory and $87.3 million of long-term inventory. In addition, we had $24.7 million long-term deposit on inventory, which consists of advanced intermediate, which is the inventory prior to conversion to API.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid insurance	$2,681	$505
Prepaid IT	867	698
Prepaid expenses - other	4,190	3,371
Value-added tax ("VAT") receivable	5,915	11,920
Receivable - other	915	2,176
Other	103	177
Total	$14,671	$18,847

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
Intangible asset - milestones	$71,850	$71,850
Accumulated amortization	(10,142)	(8,930)
Total intangible asset, net	$61,708	$62,920

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded amortization expense of $1.2 million and $1.1 million related to capitalized milestone payments during the three months ended March 31, 2020 and March 31, 2019, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2020	$3,635
2021	4,847
2022	4,847
2023	4,847
2024	4,847
Thereafter	38,685
$61,708

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued personnel costs	$10,248	$16,915
Accrued interest payable	2,688	5,903
Income tax payable	765	3,505
Accrued corporate legal fees and professional services	146	310
Accrued royalties	6,472	6,038
Accrued variable considerations	9,657	5,748
Purchase of API received not yet invoiced	38	—
Accrued expenses - other	4,046	3,809
Total	$34,060	$42,228

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

We have a finance lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API.

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended March 31,	Three months ended March 31,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$474	$356
Interest on lease liabilities	215	184
Operating lease cost	1,126	1,149
Short-term lease cost	106	49
Variable lease cost	598	725
Total lease cost	$2,519	$2,463

Operating cash flows from finance leases	$215	$184
Operating cash flows from operating leases	$1,126	$1,149
Financing cash flows from finance leases	$357	$250

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.8	6.9
Finance leases	5.8	6.8
Weighted-average discount rate
Operating leases	8%	8%
Finance leases	8%	8%

Future minimum commitments due under these lease agreements as of March 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020 (remaining nine months)	4,279	1,715	5,994
2021	5,628	2,287	7,915
2022	3,387	2,287	5,674
2023	2,948	2,287	5,235
2024	2,900	2,287	5,187
Thereafter	10,655	2,287	12,942
Present value adjustment	(7,187)	(2,637)	(9,824)
Present value of lease payments	$22,610	$10,513	$33,123

10. Long-term Debt

The following is a summary of our convertible senior notes at March 31, 2020:

		Principal Amount
	Interest Rate	(in thousands)	Due Date
2021 Notes	2.50%	$97,188	September 15, 2021
2024 Notes	4.50%	138,858	August 1, 2024
2025 Notes	1.25%	300,000	May 1, 2025
Total		$536,046

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

In August 2019, we entered into privately negotiated transactions with a limited number of holders to repurchase $190.3 million aggregate principal amount of our outstanding 2021 Notes for an aggregate repurchase price of $171.8 million, including accrued interest. This repurchase resulted in the recognition of $18.5 million gain on extinguishment of debt.

In April 2020, we entered into a privately negotiated exchange agreement with a holder (“Holder”) of our 2021 Notes, pursuant to which we issued to such Holder of the 2021 Notes approximately $36.1 million in aggregate principal amount (the “Additional 2024 Notes”) of our currently outstanding 2024 Notes in exchange for approximately $32.8 million in aggregate principal of 2021 Notes held by such Holder (the “Exchange Transaction”). We did not receive any cash proceeds from the Exchange Transaction.

As of May 5, 2020, $64.4 million in aggregate principal amount of our 2021 Notes remain outstanding.

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

As of March 31, 2020 and December 31, 2019, the balance of unamortized debt issuance costs related to the 2021 Notes, 2025 Notes and 2024 Notes was $11.1 million and $15.4 million, respectively.

In January 2020, we completed a registered direct offering of an aggregate 17,777,679 shares of our common stock at a price of $9.25 per share to a limited number of holders of our 2024 Notes. We used the proceeds of the share offering to repurchase from such holders an aggregate of $123.4 million principal amount of 2024 Notes in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions. Following these transactions and at March 31, 2020, an aggregate $138.9 million principal amount of 2024 Notes remained outstanding, $3.6 million of unamortized debt issuance costs were derecognized and we recognized a $7.8 million loss.

In April 2020, we entered into a privately negotiated exchange agreement with a holder (“Holder”) of our 2021 Notes, pursuant to which we issued to such Holder of the 2021 Notes approximately $36.1 million in aggregate principal amount (the “Additional 2024 Notes”) of our currently outstanding 2024 Notes in exchange for approximately $32.8 million in aggregate principal of 2021 Notes held by such Holder (the “Exchange Transaction”). We did not receive any cash proceeds from the Exchange Transaction.

The Additional 2024 Notes issued in the Exchange Transaction were issued as Additional Notes under that certain Indenture, dated as of August 13, 2019 (the “Indenture”), by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and have substantially identical terms to our currently outstanding 2024 Notes, except that the Additional 2024 Notes will accrue interest from February 1, 2020 and the initial interest payment date on the Additional 2024 Notes will be August 1, 2020. The Holder paid to the Company accrued interest on the Additional 2024 Notes from February 1, 2020 to and including April 20, 2020. The Additional 2024 Notes will be treated as a single series of securities with the currently outstanding 2024 Notes.

In May 2020, $24.3 million in principal amount of 2024 Notes were converted into 3,331,047 shares of our common stock at the conversion rate of 137.2213 shares per $1,000 in principal amount of 2024 Notes.

As of May 5, 2020, $150.6 million aggregate principal amount of our 2024 Notes remain outstanding.

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

For the three months ended March 31, 2020, we recorded $52.4 million as a long-term liability on the Consolidated Balance Sheets and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheets. In connection with the transaction, we incurred $1.8 million of debt issuance costs. The debt issuance costs are presented as a deduction from the TPG financing liability on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Financing Agreement using the straight-line method. As of March 31, 2020, the balance of unamortized debt issuance costs was $1.6 million.

For the three months ended March 31, 2020, we used an effective interest rate of 14.5%. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

The following table sets forth total interest expense recognized during the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019
Interest on convertible notes	$3,183	$2,734
Amortization of debt issuance costs	786	645
Debt issuance cost derecognized related to 2024 Notes	3,555	—
Interest on finance lease	215	184
Interest on borrowings under financing agreement	1,791	—
Other interest	31	27
Total interest expense	$9,561	$3,590

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended March 31, 2020 and 2019, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2020	2019	2020	2019	2020	2019
Balance at January 1,	$(44,732)	$(44,460)	$(133)	$(174)	$(44,865)	$(44,634)
Other comprehensive (loss) income	(103)	(5)	78	75	(25)	70
Total before tax	(44,835)	(44,465)	(55)	(99)	(44,890)	(44,564)
Tax effect	—	—	—	—	—	—
Balance at March 31,	$(44,835)	$(44,465)	$(55)	$(99)	$(44,890)	$(44,564)

There were no reclassifications out of accumulated other comprehensive loss in each of the three months ended March 31, 2020 and 2019.

12. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three months ended March 31, 2020 and 2019 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended March 31,
	2020	2019
Research and development	$6,925	$6,611
Selling, general and administrative	6,036	7,029
Total share-based compensation expense	$12,961	$13,640

We did not recognize a tax benefit related to share-based compensation expense during the three months ended March 31, 2020 and 2019, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of March 31, 2020.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the three months ended March 31, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2019	6,287,025	$42.24
Granted	471,250	8.49
Exercised	(759)	3.14
Forfeited	(198,760)	49.86
Outstanding at March 31, 2020	6,558,756	$39.58	6.1	$731
Vested and expected to vest at March 31, 2020	6,412,785	$39.84	6.0	$704
Vested and exercisable at March 31, 2020	4,808,471	$44.68	5.1	$387

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $6.36 as of March 31, 2020, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three months ended March 31,
	2020	2019
Weighted-average grant date fair value per share	$6.55	$18.83
Intrinsic value of options exercised	$4	$765
Cash received from stock option exercises	$2	$1,094

As of March 31, 2020, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $32.3 million and the estimated weighted-average remaining vesting period was 1.9 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the three months ended March 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2019	2,171,347	$28.37
Granted	2,368,303	8.29
Vested	(662,323)	27.19
Forfeited	(111,943)	25.04
Unvested at March 31, 2020	3,765,384	$16.04
Expected to vest after March 31, 2020	3,569,090	$15.45

As of March 31, 2020, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $57.0 million and the estimated weighted-average remaining vesting period was 2.5 years.

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

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.0 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. We will be required to make a milestone payment to Pfizer related to our expected PDUFA date of May 15, 2020 for our sNDA for Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The discovery collaboration agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we accrued and recognized as a research and development expense.

Pursuant to the terms of the discovery collaboration agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory milestone events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP a 6% royalty on net sales of License Products (as defined in the agreement), based on the volume of quarterly net sales achieved.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three months ended March 31,
	2020	2019
Common shares under option plans	4,061	5,123
Convertible senior notes	24,563	8,584
Total potential dilutive shares	28,624	13,707

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

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of March 31, 2020, $76.7 million of purchase commitments exist under the Agreement.

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

On December 17, 2019, the parties participated in a mediation, which did not result in a settlement. On December 22, 2019, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) to conduct an investigation of the claims asserted in the Supplemental Derivative Complaint. On February 18, 2020, the SLC moved to stay all proceedings in the Consolidated Derivative Action pending completion of its investigation. Plaintiffs filed their opposition to the motion to stay on March 3, 2020 and the SLC filed its reply on March 13, 2020. Oral argument on the motion to stay has been scheduled for May 12, 2020.

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

On June 19, 2017, the parties filed a joint motion to stay the Guo action pending resolution of the motion to dismiss the Consolidated Derivative Complaint. On June 20, 2017, the court granted the motion to stay. Based on the October 1, 2019 ruling in the Consolidated Derivative Action, on October 22, 2019, the court lifted the stay. The parties participated in a scheduling conference on December 9, 2019, following which the court set the dates for pre-trial conference and trial for March 2, 2021 and March 29, 2021, respectively. On December 23, 2019, the plaintiff filed an amended complaint, and on February 7, 2020, the plaintiff filed a second amended complaint. On February 28, 2020, the defendants moved to dismiss the second amended Guo complaint. The plaintiff filed an opposition to the motion to dismiss on March 20, 2020 and the defendants filed their reply on April 3, 2020.

The Company intends to vigorously defend against the allegations in the second amended Guo complaint, but there can be no assurance that the defense will be successful.

European Patent Opposition

Oppositions were filed in the granted European counterparts of two patents in the rucaparib camsylate salt/polymorph patent family. An opposition of European patent 2534153 was filed by two opponents on June 20, 2017. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019. An opposition of European patent 3150610, a divisional patent of European patent 2534153, was filed on April 30, 2020. The divisional patent includes claims directed to use of rucaparib camsylate in a method of inhibiting PARP activity or treating cancer. The grounds of opposition for the divisional patent were lack of novelty, lack of inventive step, added subject matter, and insufficient disclosure – similar grounds on which the parent patent was opposed. It is common for an opponent to raise these grounds in an opposition. During examination, the European Patent Office considers all of these grounds and considered the application to comply with the applicable law when granting the patent. In particular, the novelty and inventive step challenges to the divisional patent are based on prior art references (or closely related disclosures) that were cited by the European patent examiner during prosecution of the application. As part of the proceeding, we have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors, including a constellation of properties of Rubraca, support the patentability of this rucaparib camsylate use patent. We believe a successful challenge of all claims relevant to Rubraca would be difficult. No date for response has yet been set by the European Patent Office and it will be at least September 2020 before a response is due. In Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

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

You should also read carefully the factors described in the “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) as supplemented by the risk factors set forth herein, as updated from time to time in our subsequent SEC filings, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on From 10-Q, Current Reports on Form 8-K and our website.

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

Our marketed product Rubraca, an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. The initial indication received approval from the FDA in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval in this second, broader and earlier-line indication on a priority review timeline was based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication. We hold worldwide rights to Rubraca.

In May 2018, the European Commission granted a conditional marketing authorization for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. This conditional approval requires the completion of certain confirmatory post marketing commitments. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in the EU for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, we have launched Rubraca in each of Germany, United Kingdom, Italy, France and Spain.

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

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol-Myers Squibb Company (“BMS”). Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, currently enrolling Phase 1b/2 combination studies involving lucitanib consist of the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced solid tumors and gynecologic cancers and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors and ovarian cancer. We hold the global (excluding China) development and commercialization rights for lucitanib.

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

Following completion of preclinical work to support an IND application for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286, we plan to conduct global clinical trials. We anticipate submitting the IND in the second half of 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent. We hold U.S. and global rights to FAP-2286, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. We also have agreed with 3BP to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the three months ended March 31, 2020 and 2019, we have generated $42.6 million and $33.1 million, respectively, in product revenue related to sales of Rubraca.

We have never been profitable and, as of March 31, 2020, we had an accumulated deficit of $2,342.8 million. We incurred net losses of $99.3 million and $86.4 million for the three months ended March 31, 2020 and 2019, respectively. We had cash, cash equivalents and available-for-sale securities totaling $228.4 million at March 31, 2020.

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

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $16.0 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. We will be required to make a milestone payment to Pfizer related to our expected PDUFA date of May 15, 2020 for our sNDA for Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

Lucitanib

In October 2008, Clovis Oncology Italy S.r.l. entered into an exclusive license agreement with Advenchen to develop and commercialize lucitanib on a global basis, excluding China.

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

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The discovery collaboration agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we accrued and recognized as a research and development expense.

Pursuant to the terms of the discovery collaboration agreement, we are required to make additional payments to 3BP for annual technology access fees and upon the achievement of certain development and regulatory milestone events (or on certain dates, whichever occur earlier). We are also obligated to pay 3BP a 6% royalty on net sales of License Products (as defined in the agreement), based on the volume of quarterly net sales achieved.

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

Financial Operations Overview

Revenue

Product revenue is derived from sales of our product, Rubraca, in the United States and Europe. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently sell our products to patients and healthcare providers. Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and other discounts. Revenue is recorded net of estimated rebates, chargebacks, discounts and other deductions as well as estimated product returns (collectively, “variable considerations”). Revenue from product sales are recognized when customers obtain control of our product, which occurs at a point in time, typically upon delivery to the customers. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices in the Revenue Recognition section.

In the three months ended March 31, 2020, we recorded product revenue of $42.6 million related to sales of Rubraca. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the three months ended March 31, 2020, the supply of this free drug was approximately 12% of the overall commercial supply or the equivalent of $5.6 million in commercial value.

Our product revenues through the quarter ended March 31, 2020 were not impacted by the effects of the coronavirus (COVID-19) pandemic. However, the effects of the COVID-19 pandemic are difficult to assess or predict and we may see some impact on near-term revenues. As a result of the COVID-19 pandemic, our sales force has had physical access to hospitals, clinics, doctors and pharmacies curtailed, which may have a material adverse effect on our future sales as this is the primary means by which we sell product. While digital tools are available to our field employees to facilitate remote meetings with healthcare providers, we cannot ensure that these methods will be effective. Additionally, patients who might be currently using Rubraca, or might otherwise be eligible to use our products, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues from Rubraca both in our currently approved ovarian cancer indications, as well as impacting our anticipated launch in BRCA-mutant metastatic castration-resistant prostate cancer, if approved.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses increased in the three months ended March 31, 2020 compared to the same period in the prior year. We expect research and development costs to be lower in the full year 2021 compared to full year 2020.

Although we did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three months ended March 31, 2020, we could see disruption during the remainder of 2020 and into 2021. Since March 31, 2020, we have seen a slight decrease in the rate of enrollment in ATHENA, our largest clinical trial. For the BMS-sponsored Phase 1/2 study CheckMate 79X, which is planned to evaluate multiple combinations of nivolumab with other therapies, including an arm with lucitanib in patients with second-line non-small cell lung cancer, start up activities are proceeding per regulatory guidelines for clinical trial conduct during COVID-19. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

	Three months ended March 31,
	2020	2019

Rucaparib Expenses
Research and development	$41,730	$38,152
Rucaparib Total	41,730	38,152
FAP Expenses
Research and development	$995	$—
FAP Total	995	—
Lucitanib Expenses
Research and development	1,496	320
Lucitanib Total	1,496	320
Rociletinib Expenses
Research and development	68	351
Rociletinib Total	68	351
Personnel and other expenses	23,932	23,208
Total	$68,221	$62,031

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. As a result of the COVID-19 pandemic, our sales force has had physical access to hospitals, clinics, doctors and pharmacies curtailed, which may decrease sales and marketing expenses during the remainder of 2020 and possibly extending to 2021. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel will decrease resulting in a decrease of our selling, general and administrative expenses.

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the adoption of the new credit losses standard discussed in Note 2, Summary of Significant Accounting Policies, there have not been any material changes to our critical accounting policies since December 31, 2019.

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

Results of Operations

Comparison of Three Months Ended March 31, 2020 and 2019:

The following table summarizes the results of our operations for the three months ended March 31, 2020 and 2019 (in thousands):

			Change
	Three months ended March 31,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenues:
Product revenue	$42,564	$33,118	$9,446	29%
Operating expenses:
Cost of sales - product	9,096	7,405	(1,691)	(23)%
Cost of sales - intangible asset amortization	1,212	1,120	(92)	(8)%
Research and development	68,221	62,031	(6,190)	(10)%
Selling, general and administrative	42,598	47,761	5,163	11%
Other operating expenses	3,449	—	(3,449)	(100)%
Total expenses	124,576	118,317	(6,259)	(5)%
Operating loss	(82,012)	(85,199)	3,187	4%
Other income (expense):
Interest expense	(9,561)	(3,590)	(5,971)	(166)%
Foreign currency loss	(877)	(192)	(685)	(357)%
Loss on convertible senior notes conversion	(7,791)	—	(7,791)	(100)%
Other income	841	2,400	(1,559)	(65)%
Other income (expense), net	(17,388)	(1,382)	(16,006)	(1,158)%
Loss before income taxes	(99,400)	(86,581)	(12,819)	(15)%
Income tax benefit	68	160	(92)	(58)%
Net loss	$(99,332)	$(86,421)	$(12,911)	(15)%

Product Revenue. Product revenue for the three months ended March 31, 2020 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and Europe markets. Following successful reimbursement negotiations, we have launched Rubraca in each of Germany, United Kingdom, Italy, France and Spain. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the three months ended March 31, 2020 was $39.3 million in the United States and $3.3 million outside of the United States. Variable considerations represented

22.6% and 14.0% of the transaction price recognized in the three months ended March 31, 2020 and 2019, respectively. This increase is primarily due to coverage gap rebates and PHS chargebacks and our launch of Rubraca in Europe. In addition, beginning in January 2020, we began providing payor rebates, which represented approximately 4% of the total variable considerations for the three months ended March 31, 2020. Amounts are summarized as follows:

	Three months ended		Three months ended
	March 31, 2020		March 31, 2019
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$54,963	100.0%	$38,530	100.0%
Variable considerations:
Government rebates and chargebacks	8,583	15.6%	3,388	8.8%
Discounts and fees	3,816	6.9%	2,024	5.3%
Total variable considerations	12,399	22.6%	5,412	14.0%
Product revenue	$42,564	77.4%	$33,118	86.0%

Cost of Sales – Product. Product cost of sales for the three months ended March 31, 2020 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. In the three months ended March 31, 2020 and 2019, we recognized cost of sales of $1.2 million and $1.1 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses increased during the three months ended March 31, 2020 compared to the same period in the prior year primarily due to higher research and development costs for Rubraca. We have increased costs related to our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer.

Clinical trial costs for lucitanib were $1.2 million higher than the three months ended March 31, 2019 primarily due to increase enrollment in our Phase 1b/2 studies. In addition, we incurred $1.0 million for FAP-2286 as we have begun to pursue a clinical development program in multiple tumor types.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the three months ended March 31, 2020 compared to the same period in the prior year primarily due to decreased commercialization activities for Rubraca and the decrease in costs associated with European commercialization. This includes a decrease of $4.8 million in marketing costs.

Other Operating Expenses. During the three months ended March 31, 2020, we recognized other operating expenses related to our dedicated production train at Lonza.

Interest Expense. Interest expense increased during the three months ended March 31, 2020 compared to the same period in the prior year primarily due to the issuance of the 2024 Notes in August 2019 and the May 2019 financing agreement related to our ATHENA trial. In addition, our convertible senior notes conversion resulted in the write off of $3.6 million of unamortized debt issuance costs, which was recorded as interest expense.

Loss on Convertible Senior Notes Conversion. In January 2020, we completed a registered direct offering of an aggregate 17,777,679 shares of our common stock at a price of $9.25 per share to a limited number of holders of our 2024 Notes. We used the proceeds of the share offering to repurchase from such holders an aggregate of $123.4 million principal amount of 2024 Notes in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions. This transaction resulted in a loss of $7.8 million for the three months ended March 31, 2020.

Other Income. Other income decreased during the three months ended March 31, 2020 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

To date, we have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock, convertible senior notes offering and our financing agreement related to our ATHENA trial. At March 31, 2020, we had cash, cash equivalents and available-for-sale securities totaling $228.4 million.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2020 and 2019 (in thousands):

	Three months ended March 31,
	2020	2019

Net cash used in operating activities	$(82,494)	$(98,451)
Net cash provided by (used in) investing activities	69,807	(1,146)
Net cash provided by financing activities	14,644	1,093
Effect of exchange rate changes on cash and cash equivalents	(481)	(64)
Net increase (decrease) in cash and cash equivalents	$1,476	$(98,568)

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the three months ended March 31, 2020 compared to the same period in the prior year primarily due to a higher net loss, decreased by the non-cash write-off of debt issuance costs and loss related to the convertible senior notes conversion. In addition, there was a reduction in payments made for inventory during the quarter.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 included sales of available-for-sale securities of $79.8 million partially offset by purchases of available-for-sale securities of $10.0 million. Net cash used in investing activities in the same period in the prior year included purchases of available-for-sale securities of $138.4 million and a milestone payment of $15.0 million, offset by cash from sales of available-for-sale securities of $153.5 million.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 included proceeds of $163.9 million from the issuance of common stock, offset by the payment of our 2024 Notes. In addition, we had $15.6 million proceeds from borrowings under our financing agreement.

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

As of March 31, 2020, we had cash, cash equivalents and available-for-sale securities totaling $228.4 million and total current liabilities of $122.2 million.

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

The trading prices for our common stock and of other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result of this volatility and uncertainties regarding future impact of COVID-19 on our business and operations, we may face difficulties raising capital or which may be on unfavorable terms. In April 2020, we entered into a privately negotiated exchange agreement with a holder (“Holder”) of our 2021 Notes, pursuant to which we issued to such Holder of the 2021 Notes approximately $36.1 million in aggregate principal amount (the “Additional 2024 Notes”) of our currently outstanding 2024 Notes in exchange for approximately $32.8 million in aggregate principal of 2021 Notes held by such Holder (the “Exchange Transaction”). We did not receive any cash proceeds from the Exchange Transaction. In May 2020, $24.3 million in principal amount of 2024 Notes were converted into 3,331,047 shares of our common stock at the conversion rate of 137.2213 shares per $1,000 in principal amount of 2024 Notes. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

Impact of COVID-19 Pandemic

Our product revenues through the quarter ended March 31, 2020 were not impacted by the effects of the coronavirus pandemic. However, the effects of the COVID-19 pandemic are difficult to assess or predict and we may see some impact on near-term revenues. As a result of the COVID-19 pandemic, our sales force has had physical access to hospitals, clinics, doctors and pharmacies curtailed, which may have a material adverse effect on our future sales as this is the primary means by which we sell product. Our European launches in Italy, Spain and France occurred in an environment in which our field-based personnel in those countries have not been allowed to visit hospitals since as early as late February. This curtailment of physical access may also decrease sales and marketing expenses during the remainder of 2020 and possibly extending to 2021. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel will decrease, resulting in a decrease of our selling, general and administrative expenses. We believe that we have sufficient supply of Rubraca and our product candidates to continue our commercial and clinical operations as planned.

Although we did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three months ended March 31, 2020, we may see disruption during the remainder of 2020 and into 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Since March 31, 2020, we have seen a slight decrease in the rate of enrollment in ATHENA, our largest clinical trial, although we continue to anticipate completing enrollment before the end of the second quarter of 2020. For the BMS-sponsored Phase 1/2 study CheckMate 79X, which is planned to evaluate multiple combinations of nivolumab with other therapies, including an arm with lucitanib in patients with second-line non-small cell lung cancer, start up activities are proceeding per regulatory guidelines for clinical trial conduct during COVID-19. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We are currently evaluating the impact of this legislation, but at present do not expect that the income tax provisions would result in a material cash benefit to us. Future regulatory guidance under the FFCR Act and the CARES Act (as well as under the Tax Cuts and Jobs Act) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also highly possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could impact us.

The trading prices for our common stock and of other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result of this volatility and uncertainties regarding future impact of COVID-19 on our business and operations, we may face difficulties raising capital or may only be able to raise capital on unfavorable terms.

Contractual Obligations and Commitments

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. For further information regarding our contractual obligations and commitments, see Note 15, Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of March 31, 2020, we had cash, cash equivalents and available-for-sale securities of $228.4 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigative sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Lonza, a Swiss company, for the long-term manufacture and supply of the API for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a dedicated production train will be made in Swiss Francs. Once the production train became operational in October 2018, we became obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025.

As of March 31, 2020, $76.7 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of March 31, 2020, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $11.9 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $2.5 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2020 and December 31, 2019, approximately 3% and 4%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Finance Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Finance Officer, management performed an evaluation as of March 31, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief

Executive Officer and Chief Finance Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 17, 2019, the parties participated in a mediation, which did not result in a settlement. On December 22, 2019, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) to conduct an investigation of the claims asserted in the Supplemental Derivative Complaint. On February 18, 2020, the SLC moved to stay all proceedings in the Consolidated Derivative Action pending completion of its investigation. Plaintiffs filed their opposition to the motion to stay on March 3, 2020 and the SLC filed its reply on March 13, 2020. Oral argument on the motion to stay has been scheduled for May 12, 2020.

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

On June 19, 2017, the parties filed a joint motion to stay the Guo action pending resolution of the motion to dismiss the Consolidated Derivative Complaint. On June 20, 2017, the court granted the motion to stay. Based on the October 1, 2019 ruling in the Consolidated Derivative Action, on October 22, 2019, the court lifted the stay. The parties participated in a scheduling conference on December 9, 2019, following which the court set the dates for pre-trial conference and trial for March 2, 2021 and March 29, 2021, respectively. On December 23, 2019, the plaintiff filed an amended complaint, and on February 7, 2020, the plaintiff filed a second amended complaint. On February 28, 2020, the defendants moved to dismiss the second amended Guo complaint. The plaintiff filed an opposition to the motion to dismiss on March 20, 2020 and the defendants filed their reply on April 3, 2020.

The Company intends to vigorously defend against the allegations in the second amended Guo complaint, but there can be no assurance that the defense will be successful.

European Patent Opposition

Oppositions were filed in the granted European counterparts of two patents in the rucaparib camsylate salt/polymorph patent family. An opposition of European patent 2534153 was filed by two opponents on June 20, 2017. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019. An opposition of European patent 3150610, a divisional patent of European patent 2534153, was filed on April 30, 2020. The divisional patent includes claims directed to use of rucaparib camsylate in a method of inhibiting PARP activity or treating cancer. The grounds of opposition for the divisional patent were lack of novelty, lack of inventive step, added subject matter, and insufficient disclosure – similar grounds on which the parent patent was opposed. It is common for an opponent to raise these grounds in an opposition. During examination, the European Patent Office considers all of these grounds and considered the application to comply with the applicable law when granting the patent. In particular, the novelty and inventive step challenges to the divisional patent are based on prior art references (or closely related disclosures) that were cited by the European patent examiner during prosecution of the application. As part of the proceeding, we have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors, including a constellation of properties of Rubraca, support the patentability of this rucaparib camsylate use patent. We believe a successful challenge of all claims relevant to Rubraca would be difficult. No date for response has yet been set by the European Patent Office and it will be at least September 2020 before a response is due. In Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

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

There were no material changes to the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2019, other than as highlighted below in connection with the COVID-19 pandemic.

Additional risks and uncertainties not presently known to us or that we currently believe are immaterial also may negatively impact our business.

The outbreak of the coronavirus (COVID-19) could materially adversely affect our business.

On January 30, 2020, the World Health Organization (the “WHO”) declared that the recent novel coronavirus disease (COVID-19) outbreak was a public health emergency of international concern, and on March 11, 2020 the WHO declared the COVID-19 outbreak a pandemic. This has resulted in increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential businesses in the United States, and European and Asia-Pacific countries, including countries in which we commercialize Rubraca and countries in which we have planned or active clinical trials. With a continuing rise in the number of cases of the coronavirus in the United States and throughout Europe, these restrictions, quarantines, shutdowns and other disruption to businesses globally have also increased. The effects of the coronavirus are difficult to assess or predict and we anticipate that the outbreak will likely have a significant impact on our business.

The outbreak of COVID-19 has had a major impact on the financial markets, the global economy or the economies of particular countries or regions. Specifically, the COVID-19 outbreak could result in reduced operations of third-party manufacturers upon whom we rely, disrupt our supply chain, or otherwise limit our ability to obtain sufficient materials to manufacture Rubraca and our product candidates. While we believe that we have sufficient supply of Rubraca and our product candidates to continue our commercial and clinical operations as planned, Rubraca and our product candidates, or materials contained therein, come from facilities located in areas impacted by COVID-19 or that may be impacted, as the COVID-19 outbreak or its disruption worsens. If any third party in our supply or distribution chain for materials or finished product are adversely impacted by restrictions resulting from the COVID-19 outbreak, including staffing shortages, production slowdowns and disruptions in delivery systems, our supply chain may be disrupted, limiting our ability to manufacture and distribute Rubraca for commercial sales and our product candidates for our clinical trials and research and development operations. There is no guarantee that the recent COVID-19, or any potential future, outbreak would not impact our future supply chain, which could have a material adverse impact on our clinical trial plans and business operations.

Our sales force has had physical access to hospitals, clinics, doctors and pharmacies curtailed, which may have a material adverse effect on our future sales. While digital tools are available to our field employees to facilitate remote meetings with healthcare providers, we cannot ensure that these methods will be effective. Additionally, patients who might be currently using Rubraca, or might otherwise be eligible to use our products, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues from Rubraca both in our currently approved ovarian cancer indications, as well as impacting our anticipated launch in BRCA-mutant metastatic castration-resistant prostate cancer, if approved.

Furthermore, our clinical trials may be affected by the COVID-19 outbreak. Although we did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three months ended March 31, 2020, we could see material disruption during the remainder of 2020 and into 2021. Since March 31, 2020, we have seen a slight decrease in the rate of enrollment in ATHENA, our largest clinical trial. For the BMS-sponsored Phase 1/2 study CheckMate 79X, which is planned to evaluate multiple combinations of nivolumab with other therapies, including an arm with lucitanib in patients with second-line non-small cell lung cancer, start up activities are proceeding per regulatory guidelines for clinical trial conduct during COVID-19. As the outbreak persists in countries in which we conduct or plan to conduct our clinical trials, activities such as site initiation, patient enrollment, trial data collection, and site monitoring visits may be delayed or stalled due to travel and access restrictions, diversion of healthcare resources toward the COVID-19 outbreak, which we have already started to see in certain of our trial sites, patient or staff unwillingness to visit hospitals and clinics and participate in our trials, or quarantines and other restrictions that may impede patient or staff movement and study drug availability at trial sites, interrupt healthcare services or otherwise prevent patient compliance with clinical trial protocols. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

In addition, COVID-19 could affect our employees, our agents and their employees or the employees of companies with which we do business, thereby disrupting our business operations. We have implemented work-at-home policies and may experience limitations in employee resources. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We are currently evaluating the impact of this legislation, but at present do not expect that the income tax provisions would result in a material cash benefit to us. Future regulatory guidance under the FFCR Act and the CARES Act (as well as under the Tax Cuts and Jobs Act) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also highly possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could impact us.

The trading prices for our common stock and of other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result, we may face difficulties raising capital or which may be on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock. A number of governments in places where we have operations have adopted stimulus programs to assist businesses effected by COVID-19, including by facilitating lending arrangements. We may access these loan programs for additional working capital although there can be no guarantee that we will obtain any such loans and we do not currently know the terms of such loan programs.

The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of the coronavirus COVID-19 could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(19)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

3.4(22)	Amendment No. 1 to the Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(7)	Indenture dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

4.3(14)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4(14)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.5(20)	Indenture dated as of August 13, 2019, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.6 (21)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.5+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.6+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.7+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.8+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.9+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.10+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.14+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.15+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.16+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.17+(15)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.18+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.19+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.20+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

10.23+(10)	Indemnification Agreement, effective as of August 3, 2015, between Clovis Oncology, Inc. and Lindsey Rolfe.

10.24+(17)	Amended and Restated Employment Agreement, dated as of February 27, 2019, by and between Clovis Oncology, Inc. and Clovis Oncology UK Limited and Dr. Lindsey Rolfe.

10.25+(8)	Indemnification Agreement, dated as of February 17, 2016, between Clovis Oncology, Inc. and Daniel W. Muehl.

10.26+(13)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.27*(9)	First Amendment to License Agreement, between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.28+(11)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.29*(11)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

10.30*(12)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017

10.31+(16)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Robert W. Azelby.

10.32+(16)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Richard A. Fair.

10.33+(17)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Paul Gross.

10.34+(17)	Indemnification Agreement, dated as of September 9, 2016, by and between Clovis Oncology, Inc. and Paul Gross.

10.35(18)

Financing Agreement, dated as of May 1, 2019 among Clovis Oncology, Inc., certain subsidiaries of its subsidiaries named therein, as Guarantors, the Lenders from time to time party thereto, and the Administrative Agent party thereto.

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

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 is formatted in iXBRL.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.

(9)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(11)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(12)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(13)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(14)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 2, 2018.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(17)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(19)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.
(21)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 26, 2020.
(22)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 16, 2020.

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

Date: May 6, 2020	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive Vice President and Chief Finance Officer