Form 10-Q
period 2020-06-30
Clovis Oncology, Inc.
filed 2020-08-07
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2020.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 31, 2020 was 88,203,011.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues:
Product revenue	$39,887	$32,978	$82,451	$66,096
Operating expenses:
Cost of sales - product	9,120	6,445	18,216	13,851
Cost of sales - intangible asset amortization	1,280	1,217	2,492	2,337
Research and development	69,878	70,746	138,099	132,777
Selling, general and administrative	41,902	48,029	84,500	95,791
Other operating expenses	355	—	3,805	—
Total expenses	122,535	126,437	247,112	244,756
Operating loss	(82,648)	(93,459)	(164,661)	(178,660)
Other income (expense):
Interest expense	(6,739)	(3,817)	(16,300)	(7,407)
Foreign currency gain (loss)	142	(226)	(735)	(419)
Loss on convertible senior notes conversion	—	—	(7,791)	—
Loss on extinguishment of debt	(3,277)	—	(3,277)	—
Legal settlement loss	—	(25,000)	—	(25,000)
Other income	239	1,899	1,081	4,300
Other income (expense), net	(9,635)	(27,144)	(27,022)	(28,526)
Loss before income taxes	(92,283)	(120,603)	(191,683)	(207,186)
Income tax benefit	36	176	104	336
Net loss	(92,247)	(120,427)	(191,579)	(206,850)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	61	(1)	(42)	(6)
Net unrealized gain on available-for-sale securities, net of tax	(84)	77	(6)	152
Other comprehensive (loss) income:	(23)	76	(48)	146
Comprehensive loss	$(92,270)	$(120,351)	$(191,627)	$(206,704)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(1.15)	$(2.27)	$(2.52)	$(3.91)
Basic and diluted weighted average common shares outstanding	80,453	53,028	76,057	52,960

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share amounts)

	June 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$261,436	$161,833
Accounts receivable, net	18,204	20,562
Inventories, net	26,851	26,519
Available-for-sale securities	—	134,826
Prepaid research and development expenses	1,832	3,881
Other current assets	14,515	18,847
Total current assets	322,838	366,468
Inventories	106,337	98,053
Deposit on inventory	—	12,350
Property and equipment, net	13,412	15,287
Right-of-use assets, net	32,363	28,141
Intangible assets, net	68,428	62,920
Goodwill	63,074	63,074
Other assets	21,757	23,311
Total assets	$628,209	$669,604
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,287	$32,237
Accrued research and development expenses	45,587	53,214
Lease liabilities	5,028	5,405
Other accrued expenses	37,682	42,228
Total current liabilities	112,584	133,084
Long-term lease liabilities - less current portion	33,786	29,479
Convertible senior notes	504,680	644,751
Borrowings under financing agreement	72,459	34,991
Other long-term liabilities	2,075	1,556
Total liabilities	725,584	843,861
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share, 200,000,000 shares authorized at June 30, 2020 and December 31, 2019, respectively; 88,196,705 and 54,956,341 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	88	55
Additional paid-in capital	2,382,544	2,114,068
Accumulated other comprehensive loss	(44,913)	(44,865)
Accumulated deficit	(2,435,094)	(2,243,515)
Total stockholders' deficit	(97,375)	(174,257)
Total liabilities and stockholders' equity (deficit)	$628,209	$669,604

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2020	54,956,341	$55	$2,114,068	$(44,865)	$(2,243,515)	$(174,257)
Exercise of stock options	759	—	2	—	—	2
Issuance of common stock from vesting of restricted stock units	662,323	—	—	—	—	—
Share-based compensation expense	—	—	12,961	—	—	12,961
Net unrealized gain on available-for-sale securities	—	—	—	78	—	78
Foreign currency translation adjustments	—	—	—	(103)	—	(103)
Convertible senior notes conversion	17,877,164	18	133,640	—	—	133,658
Net loss	—	—	—	—	(99,332)	(99,332)
March 31, 2020	73,496,587	73	2,260,671	(44,890)	(2,342,847)	(126,993)
Exercise of stock options	6,661	—	(41)	—	—	(41)
Issuance of common stock from vesting of restricted stock units	113,461	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	158,126	—	907	—	—	907
Share-based compensation expense	—	—	13,313	—	—	13,313
Net unrealized loss on available-for-sale securities	—	—	—	(84)	—	(84)
Foreign currency translation adjustments	—	—	—	61	—	61
Issuance of common stock, net of issuance costs	11,090,000	11	83,416	—	—	83,427
Convertible senior notes conversion	3,331,870	4	24,278	—	—	24,282
Net loss	—	—	—	—	(92,247)	(92,247)
June 30, 2020	88,196,705	$88	$2,382,544	$(44,913)	$(2,435,094)	$(97,375)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2019	52,797,516	$53	$2,034,142	$(44,634)	$(1,843,092)	$146,469
Exercise of stock options	83,132	—	1,093	—	—	1,093
Issuance of common stock from vesting of restricted stock units	113,402	—	—	—	—	—
Share-based compensation expense	—	—	13,639	—	—	13,639
Net unrealized gain on available-for-sale securities	—	—	—	75	—	75
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(86,421)	(86,421)
March 31, 2019	52,994,050	53	2,048,874	(44,564)	(1,929,513)	74,850
Exercise of stock options	20,741	—	223	—	—	223
Issuance of common stock from vesting of restricted stock units	63,413	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	92,275	—	1,166	—	—	1,166
Share-based compensation expense	—	—	14,130	—	—	14,130
Net unrealized gain on available-for-sale securities	—	—	—	77	—	77
Foreign currency translation adjustments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(120,427)	(120,427)
June 30, 2019	53,170,479	$53	$2,064,393	$(44,488)	$(2,049,940)	$(29,982)

See accompanying Notes to Unaudited Consolidated Financial Statements

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2020	2019

Operating activities
Net loss	$(191,579)	$(206,850)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	26,274	27,769
Depreciation and amortization	4,128	3,632
Amortization of premiums and discounts on available-for-sale securities	(174)	(884)
Amortization of debt issuance costs	1,423	1,324
Write-off of debt issuance costs related to convertible senior notes transactions	4,344	—
Loss on convertible senior notes conversion	7,791	—
Loss on extinguishment of debt	3,277	—
Legal settlement loss	—	21,000
Changes in operating assets and liabilities:
Accounts receivable	2,359	(2,491)
Inventory	4,357	(35,351)
Prepaid and accrued research and development expenses	(5,328)	5,041
Deposit on inventory	—	—
Other operating assets and liabilities	5,895	(5,587)
Accounts payable	(7,804)	(1,393)
Other accrued expenses	2,686	(2,698)
Net cash used in operating activities	(142,351)	(196,488)
Investing activities
Purchases of property and equipment	(75)	(1,484)
Purchases of available-for-sale securities	(9,962)	(205,779)
Sales of available-for-sale securities	144,644	296,845
Acquired in-process research and development - milestone payment	(8,000)	(15,750)
Net cash provided by investing activities	126,607	73,832
Financing activities
Proceeds from sale of common stock, net of issuance costs	246,727	—
Payment of convertible senior notes	(164,443)	—
Proceeds from borrowings under financing agreement	33,322	6,862
Proceeds from the exercise of stock options and employee stock purchases	868	2,482
Payments on finance leases	(720)	—
Payments on other long-term liabilities	(103)	—
Net cash provided by financing activities	115,651	9,344
Effect of exchange rate changes on cash and cash equivalents	(304)	43
Increase (decrease) in cash and cash equivalents	99,603	(113,269)
Cash and cash equivalents at beginning of period	161,833	221,876
Cash and cash equivalents at end of period	$261,436	$108,607
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,006	$5,469
Non-cash investing and financing activities:
Vesting of restricted stock units	$6,255	$4,283

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

Our marketed product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and also an indication specific to metastatic castration-resistant prostate cancer (“mCRPC”). The initial indication received approval from the United States Food and Drug Administration (“FDA”) in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval in this second, broader and earlier-line indication on a priority review timeline was based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

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

In May 2020, the FDA approved Rubraca tablets for the treatment of adult patients with a deleterious BRCA mutation (germline and/or somatic)-associated mCRPC who have been treated with androgen receptor-directed therapy and a taxane-based chemotherapy. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the multi-center, single arm TRITON2 clinical trial. We have launched Rubraca for prostate cancer in the U.S. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for the Rubraca accelerated approval in mCRPC.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol-Myers Squibb Company (“BMS”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca in homologous recombination repair genes across tumor types. The study is evaluating rucaparib as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on our interactions with the FDA, we believe that this study may be registration-

enabling for a targeted gene- and tumor-agnostic label, if data from the trial support the potential for an accelerated approval. We may potentially file a supplemental New Drug Application with the FDA for this indication in 2021. We hold worldwide rights to Rubraca.

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with BMS. Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, we are currently enrolling Phase 1b/2 combination studies involving lucitanib consist of the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced solid tumors and gynecologic cancers and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors and ovarian cancer. We hold the global (excluding China) development and commercialization rights for lucitanib.

Following completion of preclinical work to support an investigational new drug application (“IND”) for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286, we plan to conduct global clinical trials. We anticipate submitting two INDs for FAP-2286 for use as imaging and treatment agents, respectively, in Q4 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. We also have agreed with 3BP to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

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

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-13 as of January 1, 2020. Upon the adoption of ASU 2016-13 on January 1, 2020, we are required to determine whether a decline in the fair value below the amortized cost basis (i.e., impairment) of an available-for-sale debt is security is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in accumulated other comprehensive loss, net of applicable taxes. When evaluating an impairment, entities may not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist. We applied this impairment model for available-for-sale debt securities as of January 1, 2020 and no impairment was recognized upon adoption. In addition, no impairment was recognized for the three and six months ended June 30, 2020. We recognized a minimal allowance for credit losses related to our accounts receivable at June 30, 2020. The adoption of ASU 2016-13 did not materially impact our consolidated financial statements and disclosures.

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

Accounts Receivable

As a result of the adoption of ASU 2016-13, we recognized a minimal allowance for credit losses related to our accounts receivable at June 30, 2020. We provide an allowance for doubtful accounts based on experience and specifically identified risks. Accounts receivable are charged off against the allowance for doubtful accounts when we determine that recovery is unlikely and we cease collection efforts.

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

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. Rubraca finished goods have a shelf-life of four years from the date of manufacture. We expect to sell the finished goods prior to expiration. The API currently has a shelf-life of four years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately six years based on our long-range sales projections of Rubraca.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2020
Assets:
Money market	$147,902	$147,902	$—	$—
U.S. treasury securities	—	—	—	—
Total assets at fair value	$147,902	$147,902	$—	$—
December 31, 2019
Assets:
Money market	$61,882	$61,882	$—	$—
U.S. treasury securities	189,736	54,910	134,826	—
Total assets at fair value	$251,618	$116,792	$134,826	$—

There were no liabilities that were measured at fair value on a recurring basis as of June 30, 2020. There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during three and six months ended June 30, 2020.

Financial instruments not recorded at fair value include our convertible senior notes. At June 30, 2020, the carrying amount of the 2021 Notes was $64.0 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $58.2 million. At June 30, 2020, the carrying amount of the 2024 Notes was $147.0 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $152.8 million. At June 30, 2020, the carrying amount of the 2025 Notes was $293.6 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $180.8 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of these notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 10, Long-term Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

4. Available-for-Sale Securities

We did not have available-for-sale securities as of June 30, 2020.

As of December 31, 2019, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$134,826	$—	$—	$134,826

5. Inventories

The following table presents current and long-term inventories as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
	2020	2019
Work-in-process	$103,871	$104,139
Finished goods, net	29,317	20,433
Total inventories	$133,188	$124,572

At June 30, 2020, we had $26.9 million of current inventory and $106.3 million of long-term inventory.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid insurance	$1,913	$505
Prepaid IT	796	698
Prepaid expenses - other	4,235	3,371
Value-added tax ("VAT") receivable	6,364	11,920
Receivable - other	1,111	2,176
Other	96	177
Total	$14,515	$18,847

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
Intangible asset - milestones	$79,850	$71,850
Accumulated amortization	(11,422)	(8,930)
Total intangible asset, net	$68,428	$62,920

The increase in our intangible asset – milestones since December 31, 2019 is due to an $8.0 million milestone payment to Pfizer related to the May 2020 FDA approval. See Note 13, License Agreements for further discussion of this approval.

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded amortization expense of $1.3 million and $2.5 million related to capitalized milestone payments during the three and six months ended June 30, 2020, respectively. We recorded amortization expense of $1.2 million and $2.3 million related to capitalized milestone payments during the three and six months ended June 30, 2019, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2020 (remaining six months)	$2,686
2021	5,371
2022	5,371
2023	5,371
2024	5,371
Thereafter	44,258
$68,428

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued personnel costs	$12,101	$16,915
Accrued interest payable for convertible senior notes	3,900	5,903
Income tax payable	871	3,505
Accrued corporate legal fees and professional services	920	310
Accrued royalties	6,082	6,038
Accrued variable considerations	8,303	5,748
Purchase of API received not yet invoiced	79	—
Accrued expenses - other	5,426	3,809
Total	$37,682	$42,228

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

We have a finance lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API.

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended June 30,	Three months ended June 30,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$474	$356
Interest on lease liabilities	208	179
Operating lease cost	998	994
Short-term lease cost	116	48
Variable lease cost	472	645
Total lease cost	$2,268	$2,222

Operating cash flows from finance leases	$208	$179
Operating cash flows from operating leases	$998	$994
Financing cash flows from finance leases	$364	$255

	Six months ended June 30,	Six months ended June 30,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$947	$712
Interest on lease liabilities	423	363
Operating lease cost	2,124	2,144
Short-term lease cost	222	97
Variable lease cost	1,070	1,369
Total lease cost	$4,786	$4,685

Operating cash flows from finance leases	$423	$363
Operating cash flows from operating leases	$2,124	$2,144
Financing cash flows from finance leases	$720	$505

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	June 30, 2020	June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.0	6.8
Finance leases	5.5	6.5
Weighted-average discount rate
Operating leases	8%	8%
Finance leases	8%	8%

Future minimum commitments due under these lease agreements as of June 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020 (remaining six months)	2,814	1,143	3,957
2021	5,628	2,287	7,915
2022	5,177	2,287	7,464
2023	4,791	2,287	7,078
2024	4,798	2,287	7,085
Thereafter	14,619	2,287	16,906
Present value adjustment	(9,162)	(2,429)	(11,591)
Present value of lease payments	$28,665	$10,149	$38,814

10. Long-term Debt

The following is a summary of our convertible senior notes at June 30, 2020:

		Principal Amount
	Interest Rate	(in thousands)	Due Date
2021 Notes	2.50%	$64,418	September 15, 2021
2024 Notes	4.50%	150,624	August 1, 2024
2025 Notes	1.25%	300,000	May 1, 2025
Total		$515,042

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

In April 2020, we entered into a privately negotiated exchange agreement with a holder (“Holder”) of our 2021 Notes, pursuant to which we issued to such Holder of the 2021 Notes approximately $36.1 million in aggregate principal amount (the “Additional 2024 Notes”) of our currently outstanding 2024 Notes in exchange for approximately $32.8 million in aggregate principal of 2021 Notes held by such Holder (the “Exchange Transaction”), which resulted in a $3.3 million loss on extinguishment of debt. We did not receive any cash proceeds from the Exchange Transaction.

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

In January 2020, we completed a registered direct offering of an aggregate 17,777,679 shares of our common stock at a price of $9.25 per share. We used the proceeds of the share offering to repurchase an aggregate of $123.4 million principal amount of 2024 Notes in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions. As a result of this transaction, $3.6 million of unamortized debt issuance costs were derecognized and we recognized a $7.8 million loss on the transactions.

In April 2020, we completed the Exchange Transaction discussed in the 2021 Notes section above.

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

In April and May 2020, approximately $24.3 million in principal amount of 2024 Notes were converted into 3,331,870 shares of our common stock at the conversion rate of 137.2213 shares per $1,000 in principal amount of 2024 Notes.

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

As of June 30, 2020 and December 31, 2019, the balance of unamortized debt issuance costs related to the 2021 Notes, 2024 Notes and 2025 Notes was $10.4 million and $15.4 million, respectively.

TPG Financing Agreement

On May 1, 2019, we entered into a financing agreement (the “Financing Agreement”) with certain affiliates of TPG Sixth Street Partners, LLC (“TPG”) in which we plan to borrow from TPG amounts required to reimburse our actual costs and expenses incurred during each fiscal quarter (limited to agreed budgeted amounts), as such expenses are incurred, related to the ATHENA clinical trial, in an aggregate amount of up to $175 million (the amount actually borrowed, the “Borrowed Amount”). ATHENA is our largest clinical trial, with a planned target enrollment of 1,000 patients across more than 270 sites in at least 25 countries. The Clovis-sponsored phase 3 ATHENA study in advanced ovarian cancer is the first-line maintenance treatment setting evaluating Rubraca plus nivolumab (PD-1 inhibitor), Rubraca, nivolumab and a placebo in newly-diagnosed patients who have completed platinum-based chemotherapy. This study initiated in the second quarter of 2018 and we completed target enrollment during the second quarter of 2020.

We incur borrowings under the Financing Agreement on a quarterly basis, beginning with such expenses incurred during the quarter ended March 31, 2019 and ending generally on the earliest to occur of (i) the termination of the ATHENA Trial, (ii) the date of completion of all activities under the ATHENA Trial Clinical Study Protocol, (iii) the date on which we pay the Discharge Amount (as defined in the Financing Agreement), (iv) the date of the occurrence of a change of control of us (or a sale of all or substantially all of our assets related to Rubraca) or our receipt of notice of certain breaches by us of our obligations under material in-license agreements related to Rubraca and (v) September 30, 2022.

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

Our obligations under the Financing Agreement are secured under a Pledge and Security agreement by a first priority security interest in all of our assets related to Rubraca, including intellectual property rights and a pledge of the equity of our wholly owned subsidiaries, Clovis Oncology UK Limited and Clovis Oncology Ireland Limited. In addition, the obligations are guaranteed by Clovis Oncology UK Limited and Clovis Oncology Ireland Limited, secured by a first priority security interest in all the assets of those subsidiaries.

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

For the six months ended June 30, 2020, we recorded $72.5 million as a long-term liability on the Consolidated Balance Sheets and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheets. In connection with the transaction, we incurred $1.8 million of debt issuance costs. The debt issuance costs are presented as a deduction from the TPG financing liability on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Financing Agreement using the straight-line method. As of June 30, 2020, the balance of unamortized debt issuance costs was $1.6 million.

For the six months ended June 30, 2020, we used an effective interest rate of 14.5%. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

The following table sets forth total interest expense recognized during the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest on convertible notes	$2,811	$2,734	$5,994	$5,469
Amortization of debt issuance costs	637	679	1,423	1,324
Debt issuance cost derecognized related to convertible debt transactions	789	—	4,344	—
Interest on finance lease	208	179	423	363
Interest on borrowings under financing agreement	2,264	199	4,055	199
Other interest	30	26	61	52
Total interest expense	$6,739	$3,817	$16,300	$7,407

11. Stockholders’ Equity

Common Stock

In May 2020, we sold 11,090,000 shares of our common stock in a public offering at $8.05 per share. The net proceeds from the offering were $82.8 million, after deducting underwriting discounts and commissions and offering expenses.

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended June 30, 2020 and 2019, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2020	2019	2020	2019	2020	2019
Balance at April 1,	$(44,835)	$(44,465)	$(55)	$(99)	$(44,890)	$(44,564)
Other comprehensive income (loss)	61	(1)	(84)	77	(23)	76
Total before tax	(44,774)	(44,466)	(139)	(22)	(44,913)	(44,488)
Tax effect	—	—	—	—	—	—
Balance at June 30,	$(44,774)	$(44,466)	$(139)	$(22)	$(44,913)	$(44,488)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the six months ended June 30, 2020 and 2019, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2020	2019	2020	2019	2020	2019
Balance at January 1,	$(44,732)	$(44,460)	$(133)	$(174)	$(44,865)	$(44,634)
Other comprehensive (loss) income	(42)	(6)	(6)	152	(48)	146
Total before tax	(44,774)	(44,466)	(139)	(22)	(44,913)	(44,488)
Tax effect	—	—	—	—	—	—
Balance at June 30,	$(44,774)	$(44,466)	$(139)	$(22)	$(44,913)	$(44,488)

There were no reclassifications out of accumulated other comprehensive loss in each of the three and six months ended June 30, 2020 and 2019.

12. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and six months ended June 30, 2020 and 2019 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Research and development	$6,636	$6,633	$13,561	$13,244
Selling, general and administrative	6,677	7,497	12,713	14,525
Total share-based compensation expense	$13,313	$14,130	$26,274	$27,769

We did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 31, 2020 and 2019, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of June 30, 2020.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the six months ended June 30, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2019	6,287,025	$42.24
Granted	870,492	7.61
Exercised	(24,153)	3.08
Forfeited	(346,100)	48.18
Outstanding at June 30, 2020	6,787,264	$37.63	6.1	$851
Vested and expected to vest at June 30, 2020	6,606,555	$38.12	6.0	$806
Vested and exercisable at June 30, 2020	4,912,792	$44.14	5.0	$350

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $6.75 as of June 30, 2020, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Weighted-average grant date fair value per share	$5.06	$11.33	$5.87	$15.81
Intrinsic value of options exercised	$87	$198	$91	$963
Cash received from stock option exercises	$72	$222	$74	$1,316

As of June 30, 2020, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $28.2 million and the estimated weighted-average remaining vesting period was 1.8 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the six months ended June 30, 2020:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2019	2,171,347	$28.37
Granted	2,392,428	8.27
Vested	(775,784)	28.10
Forfeited	(276,398)	19.18
Unvested at June 30, 2020	3,511,593	$15.46
Expected to vest after June 30, 2020	(3,351,795)	$14.97

As of June 30, 2020, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $49.1 million and the estimated weighted-average remaining vesting period was 2.3 years.

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

In April, 2018, Rubraca received a second FDA approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in April 2018.

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

In May 2020, Rubraca received a third FDA approval for Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer. This approval resulted in an obligation to pay an $8.0 million milestone payment, which we paid in June 2020.

These milestone payments were recognized as intangible assets and are amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $8.0 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

Lucitanib

On November 19, 2013, we acquired all of the issued and outstanding capital stock of EOS pursuant to the terms set forth in that certain Stock Purchase Agreement, dated as of November 19, 2013 (the “Stock Purchase Agreement”), by and among the Company, EOS, its shareholders (the “Sellers”) and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ representative. Following the acquisition, EOS became a wholly-owned subsidiary of the Company. Under the terms of the Stock Purchase Agreement, in addition to the initial purchase price paid at the time of the closing of the acquisition and other license fees due to Advenchen described below, we will also be obligated to pay to the Sellers a milestone payment of $65.0 million upon obtaining the first NDA approval from the FDA with respect to lucitanib.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and six months ended June 30,
	2020	2019
Common shares under option plans	4,156	3,133
Convertible senior notes	25,648	8,584
Total potential dilutive shares	29,804	11,717

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

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of June 30, 2020, $74.5 million of purchase commitments exist under the Agreement.

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

On December 17, 2019, the parties participated in a mediation, which did not result in a settlement. On December 22, 2019, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) to conduct an investigation of the claims asserted in the Supplemental Derivative Complaint. On February 18, 2020, the SLC moved to stay all proceedings in the Consolidated Derivative Action pending completion of its investigation. Plaintiffs filed their opposition to the motion to stay on March 3, 2020 and the SLC filed its reply on March 13, 2020. On May 12, 2020, after hearing oral argument, Vice Chancellor Slights granted the SLC’s motion to stay proceedings until September 18, 2020 so that the SLC may complete its investigation.

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

European Patent Opposition

Oppositions were filed in the granted European counterparts of two patents in the rucaparib camsylate salt/polymorph patent family. An opposition of European patent 2534153 was filed by two opponents on June 20, 2017. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019. An opposition of European patent 3150610, a divisional patent of European patent 2534153, was filed on April 30, 2020. The divisional patent includes claims directed to use of rucaparib in a method of inhibiting PARP activity or treating cancer. The grounds of opposition for the divisional patent were lack of novelty, lack of inventive step, added subject matter, and insufficient disclosure – similar grounds on which the parent patent was opposed. It is common for an opponent to raise these grounds in an opposition. During examination, the European Patent Office considers all of these grounds and considered the application to comply with the applicable law when granting the patent. In particular, the novelty and inventive step challenges to the divisional patent are based on prior art references (or closely related disclosures) that were cited by the European patent examiner during prosecution of the application. As part of the proceeding, we have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors support the patentability of this rucaparib use patent. We believe a successful challenge of all claims would be difficult. Clovis’ response is due on October 28, 2020. In Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Information

This Quarterly Report on Form 10-Q and the information incorporated herein by reference includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Quarterly Report on Form 10-Q and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, the market acceptance and commercial viability of our approved product, the development and performance of our sales and marketing capabilities, the performance of our clinical trial partners, third party manufacturers and our diagnostic partners, our ongoing and planned non-clinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, including our ability to confirm clinical benefit and safety of our approved product through confirmatory trials and other post-marketing requirements, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, expectations regarding sales of our products, our results of operations, financial condition, liquidity, prospects, growth and strategies, the industry in which we operate, including our competition and the trends that may affect the industry or us.

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

Our marketed product Rubraca, an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and also an indication specific to metastatic castration-resistant prostate cancer (“mCRPC”). The initial indication received approval from the FDA in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. In April 2018, the FDA also approved Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval in this second, broader and earlier-line indication on a priority review timeline was based on positive data from the phase 3 ARIEL3 clinical trial. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

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

In May 2020, the FDA approved Rubraca tablets for the treatment of adult patients with a deleterious BRCA mutation (germline and/or somatic)-associated mCRPC who have been treated with androgen receptor-directed therapy and a taxane-based chemotherapy. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the multi-center, single arm TRITON2 clinical trial. We have launched Rubraca for prostate cancer in the U.S. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for the Rubraca accelerated approval in mCRPC.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol-Myers Squibb Company (“BMS”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca in homologous recombination repair genes across tumor types. The study is evaluating rucaparib as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on our interactions with the FDA, we believe that this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support the potential for an accelerated approval. Assuming enrollment in this study continues as planned, we may potentially file a supplemental New Drug Application with the FDA for this indication in 2021. We hold worldwide rights to Rubraca.

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent inhibitor of the tyrosine kinase activity of vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with BMS. Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, we are currently enrolling Phase 1b/2 combination studies involving lucitanib consist of the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced solid tumors and gynecologic cancers and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors and ovarian cancer. We hold the global (excluding China) development and commercialization rights for lucitanib.

Following completion of preclinical work to support an IND application for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286, we plan to conduct global clinical trials. We anticipate submitting two INDs for FAP-2286 for use as imaging and treatment agents, respectively, in Q4 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. We also have agreed with 3BP to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

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

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the six months ended June 30, 2020 and 2019, we have generated $82.5 million and $66.1 million, respectively, in product revenue related to sales of Rubraca.

We have never been profitable and, as of June 30, 2020, we had an accumulated deficit of $2,435.1 million. We incurred net losses of $191.6 million and $206.9 million for the six months ended June 30, 2020 and 2019, respectively. We had cash and cash equivalents totaling $261.4 million at June 30, 2020.

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

In April 2018, Rubraca received a second FDA approval. This approval resulted in an obligation to pay a $15.0 million milestone payment, which we paid in April 2018.

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

In May 2020, Rubraca received a third FDA approval for Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer. This approval resulted in an obligation to pay an $8.0 million milestone payment, which we paid in June 2020.

These milestone payments were recognized as intangible assets and are amortized over the estimated remaining useful life of Rubraca.

We are obligated under the license agreement to use commercially reasonable efforts to develop and commercialize Rubraca and we are responsible for all ongoing development and commercialization costs for Rubraca. We are required to make regulatory milestone payments to Pfizer of up to an additional $8.0 million in aggregate if specified clinical study objectives and regulatory filings, acceptances and approvals are achieved. In addition, we are obligated to make sales milestone payments to Pfizer if specified annual sales targets for Rubraca are met, which relate to annual sales targets of $250.0 million and above, which, in the aggregate, could amount to total milestone payments of $170.0 million, and tiered royalty payments at a mid-teen percentage rate on net sales, with standard provisions for royalty offsets to the extent we need to obtain any rights from third parties to commercialize Rubraca.

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

Lucitanib

On November 19, 2013, we acquired all of the issued and outstanding capital stock of EOS pursuant to the terms set forth in that certain Stock Purchase Agreement, dated as of November 19, 2013 (the “Stock Purchase Agreement”), by and among the Company, EOS, its shareholders (the “Sellers”) and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ representative. Following the acquisition, EOS became a wholly-owned subsidiary of the Company. Under the terms of the Stock Purchase Agreement, in addition to the initial purchase price paid at the time of the closing of the acquisition and other license fees due to Advenchen described below, we will also be obligated to pay to the Sellers a milestone payment of $65.0 million upon obtaining the first NDA approval from the FDA with respect to lucitanib.

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

In the three and six months ended June 30, 2020, we recorded product revenue of $39.9 million and $82.5 million, respectively, related to sales of Rubraca. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the six months ended June 30, 2020, the supply of this free drug was approximately 14% of the overall commercial supply or the equivalent of $12.7 million in commercial value.

Our ability to generate product revenues for the quarter ended June 30, 2020 was negatively affected, largely due to fewer new patient starts, as oncology practices and patients adjusted to the impact of the COVID-19 pandemic in the U.S. and Europe. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches in Italy, Spain and France occurred in an environment in which our field-based personnel in those countries have not been allowed to visit hospitals since as early as late February and into the second quarter; however, physical access in Europe has been gradually granted starting late second quarter. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May, but our physical access to hospital, clinics, doctors and pharmacies has been limited. An additional factor affecting our prostate cancer launch is that Foundation Medicine has not yet received FDA approval for the companion plasma-based diagnostic for Rubraca.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses remained relatively flat in the three months ended June 30, 2020 compared to the same period in the prior year while they increased during the six months ended June 30, 2020 compared to the same period in the prior year. We expect research and development costs to be lower in the full year 2021 compared to full year 2020.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and six months ended June 30, 2020 as we completed target enrollment of ATHENA, our largest clinical trial, during the second quarter. However, we may see disruption during the remainder of 2020 and into 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

The following table identifies research and development costs on a program-specific basis for our products under development. Personnel-related costs, depreciation and share-based compensation are not allocated to specific programs, as they are deployed across multiple projects under development and, as such, are separately classified as personnel and other expenses in the table below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)
Rucaparib Expenses
Research and development	$45,928	$47,377	$87,658	$85,530
Rucaparib Total	45,928	47,377	87,658	85,530
FAP Expenses
Research and development	$1,849	$—	$2,844	$—
FAP Total	1,849	—	2,844	—
Lucitanib Expenses
Research and development	1,335	1,281	2,831	1,601
Lucitanib Total	1,335	1,281	2,831	1,601
Rociletinib Expenses
Research and development	$(868)	$175	(800)	525
Rociletinib Total	(868)	175	(800)	525
Personnel and other expenses	21,634	21,913	45,566	45,121
Total	$69,878	$70,746	$138,099	$132,777

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited, which may decrease sales and marketing expenses during the remainder of 2020 and possibly extending to 2021. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel will decrease resulting in a decrease of our selling, general and administrative expenses.

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

Results of Operations

Comparison of Three Months Ended June 30, 2020 and 2019:

The following table summarizes the results of our operations for the three months ended June 30, 2020 and 2019 (in thousands):

			Change
	Three months ended June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenues:
Product revenue	$39,887	$32,978	$6,909	21%
Operating expenses:
Cost of sales - product	9,120	6,445	(2,675)	(42)%
Cost of sales - intangible asset amortization	1,280	1,217	(63)	(5)%
Research and development	69,878	70,746	868	1%
Selling, general and administrative	41,902	48,029	6,127	13%
Other operating expenses	355	—	(355)	(100)%
Total expenses	122,535	126,437	3,902	3%
Operating loss	(82,648)	(93,459)	10,811	12%
Other income (expense):
Interest expense	(6,739)	(3,817)	(2,922)	(77)%
Foreign currency gain (loss)	142	(226)	368	163%
Loss on extinguishment of debt	(3,277)	—	(3,277)	(100)%
Legal settlement loss	—	(25,000)	25,000	100%
Other income	239	1,899	(1,660)	(87)%
Other income (expense), net	(9,635)	(27,144)	17,509	65%
Loss before income taxes	(92,283)	(120,603)	28,320	23%
Income tax benefit	36	176	(140)	(80)%
Net loss	$(92,247)	$(120,427)	$28,180	23%

Product Revenue. Product revenue for the three months ended June 30, 2020 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and Europe markets. Following successful reimbursement negotiations, we launched Rubraca in Germany and United Kingdom in March 2019, Italy in November 2019, France in February 2020 and Spain in March 2020. In May 2020, the FDA approved Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer and we have launched Rubraca for prostate cancer in the U.S. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the three months ended June 30, 2020 was $36.7 million in the United States and $3.2 million outside of the United States. Variable considerations represented 19.4% and 14.2% of the transaction price recognized in the three months ended June 30, 2020 and 2019, respectively. This increase is primarily due to the European National Health Service rebates related to our sales in Europe. In addition, beginning in January 2020, we began providing payor rebates, which is included in discounts and fees for the three months June 30, 2020. Amounts are summarized as follows:

	Three months ended		Three months ended
	June 30, 2020		June 30, 2019
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$49,497	100.0%	$38,453	100.0%
Variable considerations:
Government rebates and chargebacks	6,636	13.4%	3,514	9.1%
Discounts and fees	2,974	6.0%	1,961	5.1%
Total variable considerations	9,610	19.4%	5,475	14.2%
Product revenue	$39,887	80.6%	$32,978	85.8%

Cost of Sales – Product. Product cost of sales for the three months ended June 30, 2020 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period. The increase in product revenue resulted in $1.6 million in royalties.

Cost of Sales – Intangible Asset Amortization. In the three months ended June 30, 2020 and 2019, we recognized cost of sales of $1.3 million and $1.2 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses remained relatively flat in the three months ended June 30, 2020 compared to the same period in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the three months ended June 30, 2020 compared to the same period in the prior year primarily due to decreased commercialization activities for Rubraca and the decrease in costs associated with European commercialization. This includes a decrease of $2.9 million in marketing costs. In addition, there was a decrease of $1.6 million in travel due to the COVID-19 pandemic.

Interest Expense. Interest expense increased during the three months ended June 30, 2020 compared to the same period in the prior year primarily due to the May 2019 financing agreement related to our ATHENA trial. In addition, our convertible senior notes transactions during the quarter resulted in the write off of $0.8 million of unamortized debt issuance costs, which was recorded as interest expense.

Loss on Extinguishment of Debt. In April 2020, we entered into a privately negotiated exchange agreement with a Holder of our 2021 Notes, pursuant to which we issued to such Holder of the 2021 Notes approximately $36.1 million in Additional 2024 Notes of our currently outstanding 2024 Notes in exchange for approximately $32.8 million in aggregate principal of 2021 Notes held by such Holder, which resulted in a $3.3 million loss on extinguishment of debt.

Legal Settlement Loss.  During the second quarter of 2019, we recorded a one-time charge of $25.0 million to settle a complaint filed by Antipodean Domestic Partners.

Other Income. Other income decreased during the three months ended June 30, 2020 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Comparison of Six Months Ended June 30, 2020 and 2019:

The following table summarizes the results of our operations for the six months ended June 30, 2020 and 2019 (in thousands):

			Change
	Six months ended June 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenues:
Product revenue	$82,451	$66,096	$16,355	25%
Operating expenses:
Cost of sales - product	18,216	13,851	(4,365)	(32)%
Cost of sales - intangible asset amortization	2,492	2,337	(155)	(7)%
Research and development	138,099	132,777	(5,322)	(4)%
Selling, general and administrative	84,500	95,791	11,291	12%
Other operating expenses	3,805	—	(3,805)	(100)%
Total expenses	247,112	244,756	(2,356)	(1)%
Operating loss	(164,661)	(178,660)	13,999	8%
Other income (expense):
Interest expense	(16,300)	(7,407)	(8,893)	(120)%
Foreign currency loss	(735)	(419)	(316)	(75)%
Loss on convertible senior notes conversion	(7,791)	—	(7,791)	(100)%
Loss on extinguishment of debt	(3,277)	—	(3,277)	(100)%
Legal settlement loss	—	(25,000)	25,000	100%
Other income	1,081	4,300	(3,219)	(75)%
Other income (expense), net	(27,022)	(28,526)	1,504	5%
Loss before income taxes	(191,683)	(207,186)	15,503	7%
Income tax benefit	104	336	(232)	69%
Net loss	$(191,579)	$(206,850)	$15,271	7%

Product Revenue. Product revenue for the six months ended June 30, 2020 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and Europe markets. Following successful reimbursement negotiations, we launched Rubraca in Germany and United Kingdom in March 2019, Italy in November 2019, France in February 2020 and Spain in March 2020. In May 2020, the FDA approved Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer and we have launched Rubraca for prostate cancer in the U.S. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the six months ended June 30, 2020 was $76.0 million in the United States and $6.5 million outside of the United States. Variable considerations represented 21.1% and 14.1% of the transaction price recognized in the six months ended June 30, 2020 and 2019, respectively. This increase is primarily due to coverage gap rebates, PHS chargebacks and the European National Health Service rebates related to our sales in Europe. In addition, beginning in January 2020, we began providing payor rebates, which is included in discounts and fees for the six months June 30, 2020. Amounts are summarized as follows:

	Six months ended		Six months ended
	June 30, 2020		June 30, 2019
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$104,460	100.0%	$76,983	100.0%
Sales deductions:
Government rebates and chargebacks	15,219	14.6%	6,902	9.0%
Discounts and fees	6,790	6.5%	3,985	5.2%
Total sales deductions	22,009	21.1%	10,887	14.1%
Product revenue	$82,451	78.9%	$66,096	85.9%

Cost of Sales – Product. Product cost of sales for the six months ended June 30, 2020 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. In the six months ended June 30, 2020 and 2019, we recognized cost of sales of $2.5 million and $2.3 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses increased during the six months ended June 30, 2020 compared to the same period in the prior year primarily due to higher research and development costs for Rubraca. We have increased costs related to our ATHENA combination study with Bristol-Myers Squibb Company’s immunotherapy nivolumab for ovarian cancer.

Clinical trial costs for lucitanib were $1.2 million higher than the six months ended June 30, 2019 primarily due to increased enrollment in our Phase 1b/2 studies. In addition, we incurred $2.8 million for FAP-2286 as we have begun to pursue a clinical development program in multiple tumor types.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the six months ended June 30, 2020 compared to the same period in the prior year primarily due to decreased commercialization activities for Rubraca and the decrease in costs associated with European commercialization. This includes a decrease of $7.7 million in marketing costs. In addition, there was a decrease of $1.8 million in legal costs.

Other Operating Expenses. During the six months ended June 30, 2020, we recognized other operating expenses related to our dedicated production train at Lonza.

Interest Expense. Interest expense increased during the six months ended June 30, 2020 compared to the same period in the prior year primarily due to the May 2019 financing agreement related to our ATHENA trial. In addition, our convertible senior notes transactions during the year resulted in the write off of $4.3 million of unamortized debt issuance costs, which was recorded as interest expense.

Loss on Convertible Senior Notes Conversion. In January 2020, we completed a registered direct offering of an aggregate 17,777,679 shares of our common stock at a price of $9.25 per share. We used the proceeds of the share offering to repurchase an aggregate of $123.4 million principal amount of 2024 Notes in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions. This transaction resulted in a loss of $7.8 million for the six months ended June 30, 2020.

Loss on Extinguishment of Debt. In April 2020, we entered into a privately negotiated exchange agreement with a Holder of our 2021 Notes, pursuant to which we issued to such Holder of the 2021 Notes approximately $36.1 million in Additional 2024 Notes of our currently outstanding 2024 Notes in exchange for approximately $32.8 million in aggregate principal of 2021 Notes held by such Holder, which resulted in a $3.3 million loss on extinguishment of debt.

Legal Settlement Loss.  During the second quarter of 2019, we recorded a one-time charge of $25.0 million to settle a complaint filed by Antipodean Domestic Partners.

Other Income. Other income decreased during the six months ended June 30, 2020 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

To date, we have principally funded our operations using the net proceeds from the sale of convertible preferred stock, the issuance of convertible promissory notes, public offerings of our common stock, convertible senior notes offering and our financing agreement related to our ATHENA trial. At June 30, 2020, we had cash and cash equivalents totaling $261.4 million.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended June 30,
	2020	2019

Net cash used in operating activities	$(142,351)	$(196,488)
Net cash provided by investing activities	126,607	73,832
Net cash provided by financing activities	115,651	9,344
Effect of exchange rate changes on cash and cash equivalents	(304)	43
Net increase (decrease) in cash and cash equivalents	$99,603	$(113,269)

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the six months ended June 30, 2020 compared to the same period in the prior year primarily due to a lower net loss, decreased by the non-cash write-off of debt issuance costs related to the convertible senior notes transactions, loss related to the convertible senior notes conversion and loss on extinguishment of debt. In addition, there was a reduction in payments made for inventory during the quarter.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 included sales of available-for-sale securities of $144.6 million, partially offset by purchases of available-for-sale securities of $10.0 million and a milestone payment of $8.0 million. Net cash used in investing activities in the same period in the prior year included sales of available-for-sale securities of $296.8 million, offset by purchases of available-for-sale securities of $205.8 million and a milestone payment of $15.8 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 included proceeds of $246.7 million from the issuance of common stock, partially offset by the payment of our 2024 Notes. In addition, we had $33.3 million proceeds from borrowings under our financing agreement.

Operating Capital Requirements

In the United States, Rubraca is approved by the FDA for two indications for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. Rubraca is also approved by the FDA for prostate cancer. In the EU, Rubraca is approved by the EMA for two indications for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. We expect to incur significant losses for the foreseeable future, as we commercialize Rubraca and expand our selling, general and administrative functions to support the growth in our commercial organization.

As of June 30, 2020, we had cash and cash equivalents totaling $261.4 million and total current liabilities of $112.6 million.

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

In April 2020, we entered into a privately negotiated exchange agreement with a holder (“Holder”) of our 2021 Notes, pursuant to which we issued to such Holder of the 2021 Notes approximately $36.1 million in aggregate principal amount (the “Additional 2024 Notes”) of our currently outstanding 2024 Notes in exchange for approximately $32.8 million in aggregate principal of 2021 Notes held by such Holder (the “Exchange Transaction”). We did not receive any cash proceeds from the Exchange Transaction. In April and May 2020, approximately $24.3 million in principal amount of 2024 Notes were converted into 3,331,870 shares of our common stock at the conversion rate of 137.2213 shares per $1,000 in principal amount of 2024 Notes. In May 2020, we sold 11,090,000 shares of our common stock in a public offering at $8.05 per share. The net proceeds from the offering were $82.8 million, after deducting underwriting discounts and commissions and offering expenses. Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months.

Impact of COVID-19 Pandemic

Our ability to generate product revenues for the quarter ended June 30, 2020 was negatively affected, largely due to fewer new patient starts, as oncology practices and patients adjusted to the impact of the COVID-19 pandemic in the U.S. and Europe. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches in Italy, Spain and France occurred in an environment in which our field-based personnel in those countries have not been allowed to visit hospitals since as early as late February and into the second quarter; however, physical access in Europe has been gradually granted starting late second quarter. Similarly, we launched Rubraca for prostate cancer in the U.S. beginning in May, but our physical access to hospitals, clinics, doctors and pharmacies has been limited. We saw no clear trend in U.S. new patient starts through May 2020, but saw a meaningful decline in June 2020. In July 2020, we saw a recovery back toward the previous levels, aided by U.S. new patient starts in the newly-approved prostate indication. In July 2020, we also saw improved sales performance in the EU. However, it is too early to discern or predict any trend in new patient starts or EU revenues due to the unpredictability of the COVID-19 situation.

This curtailment of and/or limited physical access may also decrease sales and marketing expenses during the remainder of 2020 and possibly extending to 2021. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel will decrease, resulting in a decrease of our selling, general and administrative expenses. We believe that we have sufficient supply of Rubraca and our product candidates to continue our commercial and clinical operations as planned.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and six months ended June 30, 2020 as we completed target enrollment of ATHENA, our largest clinical trial, during the second quarter. However, we may see disruption during the remainder of 2020 and into 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We evaluated the impact of this legislation and the income tax provisions did not result in a material cash benefit to us. Future regulatory guidance under the FFCR Act and the CARES Act (as well as under the Tax Cuts and Jobs Act) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also highly possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could impact us.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2020, we had cash and cash equivalents of $261.4 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

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

As of June 30, 2020, $74.5 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of June 30, 2020, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $13.1 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $0.5 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2020 and December 31, 2019, approximately 2% and 4%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Finance Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Finance Officer, management performed an evaluation as of June 30, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Finance Officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 17, 2019, the parties participated in a mediation, which did not result in a settlement. On December 22, 2019, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) to conduct an investigation of the claims asserted in the Supplemental Derivative Complaint. On February 18, 2020, the SLC moved to stay all proceedings in the Consolidated Derivative Action pending completion of its investigation. Plaintiffs filed their opposition to the motion to stay on March 3, 2020 and the SLC filed its reply on March 13, 2020. On May 12, 2020, after hearing oral argument, Vice Chancellor Slights granted the SLC’s motion to stay proceedings until September 18, 2020 so that the SLC may complete its investigation.

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

European Patent Opposition

Oppositions were filed in the granted European counterparts of two patents in the rucaparib camsylate salt/polymorph patent family. An opposition of European patent 2534153 was filed by two opponents on June 20, 2017. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019. An opposition of European patent 3150610, a divisional patent of European patent 2534153, was filed on April 30, 2020. The divisional patent includes claims directed to use of rucaparib in a method of inhibiting PARP activity or treating cancer. The grounds of opposition for the divisional patent were lack of novelty, lack of inventive step, added subject matter, and insufficient disclosure – similar grounds on which the parent patent was opposed. It is common for an opponent to raise these grounds in an opposition. During examination, the European Patent Office considers all of these grounds and considered the application to comply with the applicable law when granting the patent. In particular, the novelty and inventive step challenges to the divisional patent are based on prior art references (or closely related disclosures) that were cited by the European patent examiner during prosecution of the application. As part of the proceeding, we have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors support the patentability of this rucaparib use patent. We believe a successful challenge of all claims would be difficult. Clovis’ response is due on October 28, 2020. In Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

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

The outbreak of COVID-19 could materially adversely affect our business.

On January 30, 2020, the World Health Organization (the “WHO”) declared that the recent novel coronavirus disease (COVID-19) outbreak was a public health emergency of international concern, and on March 11, 2020 the WHO declared the COVID-19 outbreak a pandemic. This has resulted in increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential businesses in the United States, and European and Asia-Pacific countries, including countries in which we commercialize Rubraca and countries in which we have planned or active clinical trials. With a renewed rise in the number of cases of the coronavirus in certain parts of the United States and Europe and the ongoing uncertainty regarding future trends in cases, these restrictions, quarantines, shutdowns and other disruption to businesses globally continue to evolve and, in many areas, increase. The effects of the coronavirus are difficult to assess or predict.

Our ability to generate product revenues for the quarter ended June 30, 2020 was negatively affected, largely due to fewer new patient starts, as oncology practices and patients adjusted to the impact of the coronavirus (COVID-19) pandemic in the U.S. and Europe. We anticipate that the outbreak will likely have a significant impact on our business in future quarters, and cannot currently predict the extent or duration of that impact.

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

Our sales force has had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or has been limited, which may have a material adverse effect on our future sales. While digital tools are available to our field employees to facilitate remote meetings with healthcare providers, we cannot ensure that these methods will be effective. Additionally, patients who might be currently using Rubraca, or might otherwise be eligible to use our products, may be unable to meet with their healthcare providers in person, which may reduce the number of prescription refills or new patient starts, affecting our revenues from Rubraca both in our currently approved ovarian cancer indications, as well as impacting our current launch in BRCA-mutant metastatic castration-resistant prostate cancer, which was approved during the second quarter of 2020.

Furthermore, our clinical trials may be affected by the COVID-19 outbreak. Although we did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the six months ended June 30, 2020, we could see material disruption during the remainder of 2020 and into 2021. During the second quarter of 2020, we observed a slight decrease in the rate of enrollment in ATHENA, our largest clinical trial, culminating in the completion of target enrollment in ATHENA in that quarter. As the outbreak persists in countries in which we conduct or plan to conduct our clinical trials, activities such as site initiation, patient enrollment, trial data collection, and site monitoring visits may be delayed or stalled due to travel and access restrictions, diversion of healthcare resources toward the COVID-19 outbreak, which we have already started to see in certain of our trial sites, patient or staff unwillingness to visit hospitals and clinics and participate in our trials, or quarantines and other restrictions that may impede patient or staff movement and study drug availability at trial sites, interrupt healthcare services or otherwise prevent patient compliance with clinical trial protocols. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

In addition, COVID-19 could affect our employees, our agents and their employees or the employees of companies with which we do business, thereby disrupting our business operations. We have implemented work-at-home policies and may experience limitations in employee resources. Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. The effects of working from home and other burdens imposed by COVID-19 on individuals may impact our employee retention. In addition, our reliance on personnel working from home could increase our cyber security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, manufacturing sites, research or clinical trial sites and other important agencies and contractors.

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017. We evaluated the impact of this legislation and the income tax provisions did not result in a material cash benefit to us. Future regulatory guidance under the FFCR Act and the CARES Act (as well as under the Tax Cuts and Jobs Act) remains forthcoming, and such guidance could ultimately increase or lessen their impact on our business and financial condition. It is also highly possible that Congress will enact additional legislation in connection with the COVID-19 pandemic, some of which could impact us.

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

The effectiveness of external parties, including governmental and non-governmental organizations, in combating the spread and severity of COVID-19 could have a material impact on the losses we experience. These events could cause a material adverse effect on our results of operations in any period and, depending on their severity, could also materially and adversely affect our financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(19)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

3.4(22)	Amendment No. 1 to the Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(7)	Indenture dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

4.3(14)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4(14)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.5(20)	Indenture dated as of August 13, 2019, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.6 (21)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+	Clovis Oncology, Inc. 2020 Stock Incentive Plan

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(23)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Option Agreement.

10.8+(23)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Restricted Stock Unit Agreement.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(15)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.21+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.23+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.24(6)

Stock Purchase Agreement, dated as of November 19, 2013, by and among the Company, EOS, the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.25*(6)

Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.P.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.26+(10)	Indemnification Agreement, effective as of August 3, 2015, between Clovis Oncology, Inc. and Lindsey Rolfe.

10.27+(17)	Amended and Restated Employment Agreement, dated as of February 27, 2019, by and between Clovis Oncology, Inc. and Clovis Oncology UK Limited and Dr. Lindsey Rolfe.

10.28+(8)	Indemnification Agreement, dated as of February 17, 2016, between Clovis Oncology, Inc. and Daniel W. Muehl.

10.29+(13)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel W. Muehl.

10.30*(9)	First Amendment to License Agreement, between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.31+(11)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.32*(11)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

10.33*(12)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017

10.34+(16)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Robert W. Azelby.

10.35+(16)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Richard A. Fair.

10.36+(17)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Paul Gross.

10.37+(17)	Indemnification Agreement, dated as of September 9, 2016, by and between Clovis Oncology, Inc. and Paul Gross.

10.38(18)

Financing Agreement, dated as of May 1, 2019 among Clovis Oncology, Inc., certain subsidiaries of its subsidiaries named therein, as Guarantors, the Lenders from time to time party thereto, and the Administrative Agent party thereto.

10.39(18)	Pledge and Security Agreement, dated as of May 1, 2019 among each of the Grantors party thereto and the Administrative Agent party thereto.

21.1(15)	List of Subsidiaries of Clovis Oncology, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2020 is formatted in iXBRL.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(9)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(11)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(12)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(13)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(14)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 2, 2018.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(17)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(19)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.
(21)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 26, 2020.
(22)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 16, 2020.
(23)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 4, 2020.

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

Date: August 6, 2020	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive Vice President and Chief Finance Officer