Form 10-Q
period 2020-09-30
Clovis Oncology, Inc.
filed 2020-11-05
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2020.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of October 30, 2020 was 88,318,959.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues:
Product revenue	$38,772	$37,603	$121,223	$103,699
Operating expenses:
Cost of sales - product	8,438	8,134	26,654	21,984
Cost of sales - intangible asset amortization	1,343	1,212	3,834	3,549
Research and development	62,902	77,896	201,000	210,674
Selling, general and administrative	38,636	41,811	123,136	137,601
Acquired in-process research and development	—	9,440	—	9,440
Other operating expenses	—	5,539	3,805	5,539
Total expenses	111,319	144,032	358,429	388,787
Operating loss	(72,547)	(106,429)	(237,206)	(285,088)
Other income (expense):
Interest expense	(6,859)	(5,278)	(23,160)	(12,684)
Foreign currency gain (loss)	633	(229)	(102)	(648)
Gain on extinguishment of debt	—	18,480	—	18,480
Loss on convertible senior notes conversion	—	—	(7,791)	—
Loss on extinguishment of debt	—	—	(3,277)	—
Legal settlement loss	—	(1,750)	—	(26,750)
Other income	79	781	1,160	5,081
Other income (expense), net	(6,147)	12,004	(33,170)	(16,521)
Loss before income taxes	(78,694)	(94,425)	(270,376)	(301,609)
Income tax benefit	18	350	122	686
Net loss	(78,676)	(94,075)	(270,254)	(300,923)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	254	(143)	212	(149)
Net unrealized (loss) gain on available-for-sale securities, net of tax	—	(68)	(6)	84
Other comprehensive income (loss):	254	(211)	206	(65)
Comprehensive loss	$(78,422)	$(94,286)	$(270,048)	$(300,988)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.89)	$(1.72)	$(3.37)	$(5.62)
Basic and diluted weighted average common shares outstanding	88,255	54,707	80,153	53,549

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

(Unaudited)

(In thousands, except for share amounts)

	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$224,702	$161,833
Accounts receivable, net	20,265	20,562
Inventories, net	24,626	26,519
Available-for-sale securities	—	134,826
Prepaid research and development expenses	3,418	3,881
Other current assets	16,268	18,847
Total current assets	289,279	366,468
Inventories	109,448	98,053
Deposit on inventory	—	12,350
Property and equipment, net	12,808	15,287
Right-of-use assets, net	31,262	28,141
Intangible assets, net	67,086	62,920
Goodwill	63,074	63,074
Other assets	20,100	23,311
Total assets	$593,057	$669,604
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$35,495	$32,237
Accrued research and development expenses	43,084	53,214
Lease liabilities	4,975	5,405
Other accrued expenses	40,404	42,228
Total current liabilities	123,958	133,084
Long-term lease liabilities - less current portion	32,652	29,479
Convertible senior notes	505,278	644,751
Borrowings under financing agreement	92,108	34,991
Other long-term liabilities	2,427	1,556
Total liabilities	756,423	843,861
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share, 200,000,000 shares authorized at September 30, 2020 and December 31, 2019, respectively; 88,309,067 and 54,956,341 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	88	55
Additional paid-in capital	2,394,975	2,114,068
Accumulated other comprehensive loss	(44,659)	(44,865)
Accumulated deficit	(2,513,770)	(2,243,515)
Total stockholders' deficit	(163,366)	(174,257)
Total liabilities and stockholders' equity (deficit)	$593,057	$669,604

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2020	54,956,341	$55	$2,114,068	$(44,865)	$(2,243,515)	$(174,257)
Exercise of stock options	759	—	2	—	—	2
Issuance of common stock from vesting of restricted stock units	662,323	—	—	—	—	—
Share-based compensation expense	—	—	12,961	—	—	12,961
Net unrealized gain on available-for-sale securities	—	—	—	78	—	78
Foreign currency translation adjustments	—	—	—	(103)	—	(103)
Convertible senior notes conversion	17,877,164	18	133,640	—	—	133,658
Net loss	—	—	—	—	(99,332)	(99,332)
March 31, 2020	73,496,587	73	2,260,671	(44,890)	(2,342,847)	(126,993)
Exercise of stock options	6,661	—	(41)	—	—	(41)
Issuance of common stock from vesting of restricted stock units	113,461	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	158,126	—	907	—	—	907
Share-based compensation expense	—	—	13,313	—	—	13,313
Net unrealized loss on available-for-sale securities	—	—	—	(84)	—	(84)
Foreign currency translation adjustments	—	—	—	61	—	61
Issuance of common stock, net of issuance costs	11,090,000	11	83,416	—	—	83,427
Convertible senior notes conversion	3,331,870	4	24,278	—	—	24,282
Net loss	—	—	—	—	(92,247)	(92,247)
June 30, 2020	88,196,705	88	2,382,544	(44,913)	(2,435,094)	(97,375)
Exercise of stock options	—	—	—	—	—	—
Issuance of common stock from vesting of restricted stock units	112,362	—	—	—	—	—
Share-based compensation expense	—	—	12,491	—	—	12,491
Net unrealized gain (loss)on available-for-sale securities	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	254	—	254
Other financing costs	—	—	(60)	—	—	(60)
Net loss	—	—	—	—	(78,676)	(78,676)
September 30, 2020	88,309,067	$88	$2,394,975	$(44,659)	$(2,513,770)	$(163,366)

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2019	52,797,516	$53	$2,034,142	$(44,634)	$(1,843,092)	$146,469
Exercise of stock options	83,132	—	1,093	—	—	1,093
Issuance of common stock from vesting of restricted stock units	113,402	—	—	—	—	—
Share-based compensation expense	—	—	13,639	—	—	13,639
Net unrealized gain on available-for-sale securities	—	—	—	75	—	75
Foreign currency translation adjustments	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	(86,420)	(86,420)
March 31, 2019	52,994,050	53	2,048,874	(44,564)	(1,929,512)	74,851
Exercise of stock options	20,741	—	223	—	—	223
Issuance of common stock from vesting of restricted stock units	63,413	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	92,275	—	1,166	—	—	1,166
Share-based compensation expense	—	—	14,130	—	—	14,130
Net unrealized gain on available-for-sale securities	—	—	—	77	—	77
Foreign currency translation adjustments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(120,426)	(120,426)
June 30, 2019	53,170,479	$53	$2,064,393	$(44,488)	$(2,049,938)	$(29,980)
Exercise of stock options	84,482	—	45	—	—	45
Issuance of common stock from vesting of restricted stock units	68,506	—	—	—	—	—
Share-based compensation expense	—	—	13,979	—	—	13,979
Net unrealized loss on available-for-sale securities	—	—	—	(68)	—	(68)
Foreign currency translation adjustments	—	—	—	(143)	—	(143)
Litigation settlement	1,482,058	2	22,745	—	—	22,747
Net loss	—	—	—	—	(94,075)	(94,075)
September 30, 2019	54,805,525	$55	$2,101,162	$(44,699)	$(2,144,013)	$(87,495)

See accompanying Notes to Unaudited Consolidated Financial Statements

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2020	2019

Operating activities
Net loss	$(270,254)	$(300,923)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	38,765	41,748
Depreciation and amortization	6,147	5,727
Amortization of premiums and discounts on available-for-sale securities	(174)	(1,269)
Amortization of debt issuance costs	2,068	2,070
Write-off of debt issuance costs related to convertible senior notes transactions	4,344	—
Gain on extinguishment of debt	—	(18,480)
Loss on convertible senior notes conversion	7,791	—
Loss on extinguishment of debt	3,277	—
Legal settlement loss	—	22,747
Acquired in-process research and development	—	9,440
Loss on sale of property and equipment	—	783
Changes in operating assets and liabilities:
Accounts receivable	315	(3,952)
Inventory	8,694	(22,952)
Prepaid and accrued research and development expenses	(8,270)	13,293
Other operating assets and liabilities	4,655	(5,979)
Accounts payable	(2,247)	2,384
Other accrued expenses	8,214	1,895
Net cash used in operating activities	(196,675)	(253,468)
Investing activities
Purchases of property and equipment	(94)	(2,887)
Proceeds from sale of property and equipment	—	275
Purchases of available-for-sale securities	(9,962)	(335,104)
Sales of available-for-sale securities	144,644	480,097
Acquired in-process research and development - milestone payment	(8,000)	(15,750)
Net cash provided by investing activities	126,588	126,631
Financing activities
Proceeds from sale of common stock, net of issuance costs	246,668	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	254,965
Payment of convertible senior notes	(164,443)	—
Extinguishment of convertible senior notes	—	(169,853)
Proceeds from borrowings under ATHENA financing agreement	49,963	19,044
Proceeds from the exercise of stock options and employee stock purchases	868	2,526
Payments on finance leases	(1,092)	—
Payments on other long-term liabilities	(156)	—
Net cash provided by financing activities	131,808	106,682
Effect of exchange rate changes on cash and cash equivalents	1,148	(240)
Increase (decrease) in cash and cash equivalents	62,869	(20,395)
Cash and cash equivalents at beginning of period	161,833	221,876
Cash and cash equivalents at end of period	$224,702	$201,481
Supplemental disclosure of cash flow information:
Cash paid for interest	$10,200	$8,640
Non-cash investing and financing activities:
Vesting of restricted stock units	$6,885	$4,735

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

In May 2020, the FDA approved Rubraca tablets for the treatment of adult patients with a deleterious BRCA mutation (germline and/or somatic)-associated mCRPC who have been treated with androgen receptor-directed therapy and a taxane-based chemotherapy. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the multi-center, single arm TRITON2 clinical trial. We have launched Rubraca for prostate cancer in the U.S. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for the Rubraca accelerated approval in mCRPC. In August 2020, the FDA approved the use of Foundation Medicine’s plasma diagnostic detection of deleterious BRCA mutation (germline and/or somatic) to select mCRPC patients for treatment with Rubraca.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca in homologous recombination repair genes across tumor types. The study is evaluating rucaparib as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on our interactions with the FDA, we believe that this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support the potential for an accelerated approval. Assuming enrollment in this study continues as planned, we may potentially file a supplemental New Drug Application with the FDA for this indication in the second half of 2021. We hold worldwide rights to Rubraca.

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, we have two Phase 1b/2 combination studies involving lucitanib underway, which consist of the following: the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced solid tumors and gynecologic cancers, which is currently enrolling patients in the Phase 2 part of the study; and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors and ovarian cancer. We expect to present interim data from the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab at medical meetings in 2021. We hold the global (excluding China) development and commercialization rights for lucitanib.

In September 2019, we entered into a license and collaboration agreement with 3B Pharmaceuticals GmbH (“3BP”) to develop a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein alpha (“FAP”).

Following completion of preclinical work to support an investigational new drug application (“IND”) for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286, we plan to conduct a broad clinical development program. We anticipate submitting two INDs for FAP-2286 for use as imaging and treatment agents, respectively, in Q4 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The FAP-targeting imaging agent will be utilized to identify tumors that contain FAP for treatment in the Phase 1 clinical study, which we anticipate initiating in 2021. In addition to our own planned studies, an academic institution in the U.S. is sponsoring a separate imaging-only study with FAP-2286 to evaluate FAP expression in multiple tumor types; their IND has been authorized and they expect to initiate their study in the near term. We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. We also have agreed with 3BP to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

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

Based on current estimates, we believe that our cash, cash equivalents, available-for-sale securities and liquidity available under our financing agreement related to our ATHENA trial will allow us to fund our operating plan through at least the next 12 months.

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

From time to time, the Financial Accounting Standards Board (“FASB”) or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification (“ASC”) are communicated through the issuance of an Accounting Standards Update (“ASU”).

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-13 as of January 1, 2020. Upon the adoption of ASU 2016-13 on January 1, 2020, we are required to determine whether a decline in the fair value below the amortized cost basis (i.e., impairment) of an available-for-sale debt is security is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in accumulated other comprehensive loss, net of applicable taxes. When evaluating an impairment, entities may not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist. We applied this impairment model for available-for-sale debt securities as of January 1, 2020 and no impairment was recognized upon adoption. In addition, no impairment was recognized for the three and nine months ended September 30, 2020. We recognized a minimal allowance for credit losses related to our accounts receivable at September 30, 2020. The adoption of ASU 2016-13 did not materially impact our consolidated financial statements and disclosures.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance that simplifies an issuer’s accounting for debt and equity instruments. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. We plan to adopt this guidance on January 1, 2022. We will evaluate the impact this guidance may have on our consolidated financial statements and related disclosures as the adoption date approaches.

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

Returns. Consistent with industry practice, we generally offer customers a right of return limited only to product that will expire in six months or product that is six months beyond the expiration date. To date, we have had minimal product returns and we currently do not have an accrual for product returns. We will continue to assess our estimate for product returns based on additional historical experience.

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

Accounts Receivable

We provide an allowance for credit losses based on experience and specifically identified risks. Accounts receivable are charged off against the allowance when we determine that recovery is unlikely and we cease collection efforts. At September 30, 2020, we recognized a minimal allowance for credit losses related to our accounts receivable.

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

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), taking into account factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. Rubraca finished goods have a shelf-life of four years from the date of manufacture. We expect to sell the finished goods prior to expiration. The API currently has a shelf-life of four years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately seven years based on our long-range sales projections of Rubraca.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities that are measured at fair value on a recurring basis.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2020
Assets:
Money market	$147,918	$147,918	$—	$—
U.S. treasury securities	—	—	—	—
Total assets at fair value	$147,918	$147,918	$—	$—
December 31, 2019
Assets:
Money market	$61,882	$61,882	$—	$—
U.S. treasury securities	189,736	54,910	134,826	—
Total assets at fair value	$251,618	$116,792	$134,826	$—

There were no liabilities that were measured at fair value on a recurring basis as of September 30, 2020. There were no transfers between the Level 1 and Level 2 categories or into or out of the Level 3 category during three and nine months ended September 30, 2020.

Financial instruments not recorded at fair value include our convertible senior notes. At September 30, 2020, the carrying amount of the 2021 Notes was $64.1 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $59.4 million. At September 30, 2020, the carrying amount of the 2024 Notes was $147.2 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $145.9 million. At September 30, 2020, the carrying amount of the 2025 Notes was $293.9 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $204.2 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of these notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 10, Long-term Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

4. Available-for-Sale Securities

We did not have available-for-sale securities as of September 30, 2020.

As of December 31, 2019, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$134,826	$—	$—	$134,826

5. Inventories

The following table presents current and long-term inventories as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
	2020	2019
Work-in-process	$101,711	$104,139
Finished goods, net	32,363	20,433
Total inventories	$134,074	$124,572

At September 30, 2020, we had $24.6 million of current inventory and $109.4 million of long-term inventory.

6. Other Current Assets

Other current assets were comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid insurance	$1,338	$505
Prepaid IT	1,210	698
Prepaid variable considerations	1,526	550
Prepaid expenses - other	2,692	2,821
Value-added tax ("VAT") receivable	8,054	11,920
Receivable - other	1,342	2,176
Other	106	177
Total	$16,268	$18,847

7. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
Intangible asset - milestones	$79,850	$71,850
Accumulated amortization	(12,764)	(8,930)
Total intangible asset, net	$67,086	$62,920

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

We recorded amortization expense of $1.3 million and $3.8 million related to capitalized milestone payments during the three and nine months ended September 30, 2020, respectively. We recorded amortization expense of $1.2 million and $3.5 million related to capitalized milestone payments during the three and nine months ended September 30, 2019, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2020 (remaining three months)	$1,343
2021	5,371
2022	5,371
2023	5,371
2024	5,371
Thereafter	44,259
$67,086

8. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued personnel costs	$15,090	$16,915
Accrued interest payable for convertible senior notes	2,730	5,903
Income tax payable	1,063	3,505
Accrued corporate legal fees and professional services	441	310
Accrued royalties	5,907	6,038
Accrued variable considerations	8,969	5,748
Purchase of API received not yet invoiced	41	—
Accrued expenses - other	6,163	3,809
Total	$40,404	$42,228

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

We have a finance lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API.

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended September 30,	Three months ended September 30,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$474	$356
Interest on lease liabilities	201	174
Operating lease cost	1,275	667
Short-term lease cost	88	80
Variable lease cost	503	379
Total lease cost	$2,541	$1,656

Operating cash flows from finance leases	$201	$174
Operating cash flows from operating leases	$1,275	$667
Financing cash flows from finance leases	$371	$260

	Nine months ended September 30,	Nine months ended September 30,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$1,421	$1,068
Interest on lease liabilities	624	537
Operating lease cost	3,400	2,811
Short-term lease cost	310	177
Variable lease cost	1,573	1,749
Total lease cost	$7,328	$6,342

Operating cash flows from finance leases	$624	$537
Operating cash flows from operating leases	$3,400	$2,811
Financing cash flows from finance leases	$1,092	$765

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	September 30, 2020	September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.8	7.2
Finance leases	5.3	6.3
Weighted-average discount rate

Operating leases	8%	8%
Finance leases	8%	8%

Future minimum commitments due under these lease agreements as of September 30, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2020 (remaining three months)	1,381	572	1,953
2021	5,668	2,287	7,955
2022	5,204	2,287	7,491
2023	4,818	2,287	7,105
2024	4,827	2,287	7,114
Thereafter	14,758	2,287	17,045
Present value adjustment	(8,807)	(2,229)	(11,036)
Present value of lease payments	$27,849	$9,778	$37,627

10. Long-term Debt

The following is a summary of our convertible senior notes at September 30, 2020 and December 31, 2019 (principal amount in thousands):

	Principal Amount	Principal Amount
	September 30, 2020	December 31, 2019	Interest Rate	Due Date
2021 Notes	$64,418	$97,188	2.50%	September 15, 2021
2024 Notes	150,624	263,000	4.50%	August 1, 2024
2025 Notes	300,000	300,000	1.25%	May 1, 2025
Total	$515,042	$660,188

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

The Additional 2024 Notes issued in the Exchange Transaction were issued as Additional Notes under that certain Indenture, dated as of August 13, 2019 (the “Indenture”), by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and have substantially identical terms to our currently outstanding 2024 Notes, except that the Additional 2024 Notes will accrue interest from February 1, 2020 and the initial interest payment date on the Additional 2024 Notes was August 1, 2020. The Holder paid to the Company accrued interest on the Additional 2024 Notes from February 1, 2020 to and including April 20, 2020. The Additional 2024 Notes will be treated as a single series of securities with the currently outstanding 2024 Notes.

In April and May 2020, approximately $24.3 million in principal amount of 2024 Notes were converted into 3,331,870 shares of our common stock at the conversion rate of 137.2213 shares per $1,000 in principal amount of 2024 Notes.

Subsequent Event

In November 2020, we entered into a privately negotiated exchange and purchase agreement with a holder of our 2024 Notes. Pursuant to the agreement, in exchange for approximately $64.8 aggregate principal amount of 2024 Notes held by the holder, we agreed to issue to the holder a number shares of our common stock (the “Exchanged Shares”) utilizing an exchange ratio that is based in part on the daily volume-weighted average prices (“VWAPs”) per share of our common stock during a seven-day pricing period following execution of the agreement.

In addition, pursuant to the agreement, we also agreed to sell to the holder $50.0 million aggregate principal amount of a new series of 4.50% Convertible Senior Notes due 2024 (the “New 2024 Notes”) at a purchase price of $1,000 per $1,000 principal amount thereof. Also, we granted the holder a 13-day option to purchase up to an additional $20.0 million aggregate principal amount of New 2024 Notes on the same terms and conditions.

The number of Exchanged Shares will be calculated utilizing an exchange ratio that is based in part on the average VWAPs of our common stock (subject to a floor) during a seven-day pricing period beginning on November 5, 2020 and ending on, and including, November 13, 2020. Assuming such average VWAP is $5.67 per share, which is the last reported sale price of our common stock on November 4, 2020, 13,038,683 Exchanged Shares would be issuable pursuant to the debt exchange transaction. However, in the event that our stock price declines during the pricing period, we will be required to issue more shares, but in no event more than 15,696,240 Exchanged Shares are issuable pursuant to the debt exchange transaction.

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

As of September 30, 2020 and December 31, 2019, the balance of unamortized debt issuance costs related to the 2021 Notes, 2024 Notes and 2025 Notes was $9.8 million and $15.4 million, respectively.

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

For the nine months ended September 30, 2020, we recorded $92.1 million as a long-term liability on the Consolidated Balance Sheets and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheets. In connection with the transaction, we incurred $1.8 million of debt issuance costs. The debt issuance costs are presented as a deduction from the TPG financing liability on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Financing Agreement using the straight-line method. As of September 30, 2020, the balance of unamortized debt issuance costs was $1.5 million.

For the nine months ended September 30, 2020, we used an effective interest rate of 14.5%. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

The following table sets forth total interest expense recognized during the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest on convertible notes	$3,024	$3,708	$9,018	$9,176
Amortization of debt issuance costs	644	746	2,068	2,070
Debt issuance cost derecognized related to convertible debt transactions	—	—	4,344	—
Interest on finance lease	201	174	624	537
Interest on borrowings under ATHENA financing agreement	2,962	625	7,017	824
Other interest	28	25	89	77
Total interest expense	$6,859	$5,278	$23,160	$12,684

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended September 30, 2020 and 2019, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2020	2019	2020	2019	2020	2019
Balance at July 1,	$(44,774)	$(44,466)	$(139)	$(22)	$(44,913)	$(44,488)
Other comprehensive income (loss)	254	(143)	—	(68)	254	(211)
Total before tax	(44,520)	(44,609)	(139)	(90)	(44,659)	(44,699)
Tax effect	—	—	—	—	—	—
Balance at September 30,	$(44,520)	$(44,609)	$(139)	$(90)	$(44,659)	$(44,699)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the nine months ended September 30, 2020 and 2019, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2020	2019	2020	2019	2020	2019
Balance at January 1,	$(44,732)	$(44,460)	$(133)	$(174)	$(44,865)	$(44,634)
Other comprehensive (loss) income	212	(149)	(6)	84	206	(65)
Total before tax	(44,520)	(44,609)	(139)	(90)	(44,659)	(44,699)
Tax effect	—	—	—	—	—	—
Balance at September 30,	$(44,520)	$(44,609)	$(139)	$(90)	$(44,659)	$(44,699)

There were no reclassifications out of accumulated other comprehensive loss in each of the three and nine months ended September 30, 2020 and 2019.

12. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and nine months ended September 30, 2020 and 2019 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Research and development	$6,284	$6,561	$19,845	$19,805
Selling, general and administrative	6,207	7,418	18,920	21,943
Total share-based compensation expense	$12,491	$13,979	$38,765	$41,748

We did not recognize a tax benefit related to share-based compensation expense during the three and nine months ended September 30, 2020 and 2019, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of September 30, 2020.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the nine months ended September 30, 2020:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2019	6,287,025	$42.24
Granted	907,592	7.56
Exercised	(24,153)	3.08
Forfeited	(487,171)	48.40
Outstanding at September 30, 2020	6,683,293	$37.22	5.9	$502
Vested and expected to vest at September 30, 2020	6,532,307	$37.66	5.8	$490
Vested and exercisable at September 30, 2020	4,956,674	$43.65	4.9	$274

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $5.83 as of September 30, 2020, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Weighted-average grant date fair value per share	$4.88	$4.40	$5.83	$14.40
Intrinsic value of options exercised	$—	$560	$91	$1,523
Cash received from stock option exercises	$—	$44	$74	$1,360

As of September 30, 2020, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $22.9 million and the estimated weighted-average remaining vesting period was 1.6 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the nine months ended September 30, 2020:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2019	2,171,347	$28.37
Granted	2,407,678	8.26
Vested	(888,146)	28.61
Forfeited	(389,266)	17.94
Unvested at September 30, 2020	3,301,613	$14.86
Expected to vest after September 30, 2020	3,173,818	$14.48

As of September 30, 2020, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $41.2 million and the estimated weighted-average remaining vesting period was 2.2 years.

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

FAP-2286 and the Radionuclide Therapy Development Program

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and nine months ended September 30,
	2020	2019
Common shares under option plans	3,570	2,460
Convertible senior notes	25,648	41,598
Total potential dilutive shares	29,218	44,058

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

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier will construct, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Further, once the facility is operational, we are obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of September 30, 2020, $68.2 million of purchase commitments exist under the Agreement.

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

On December 17, 2019, the parties participated in a mediation, which did not result in a settlement. On December 22, 2019, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) to conduct an investigation of the claims asserted in the Supplemental Derivative Complaint. On February 18, 2020, the SLC moved to stay all proceedings in the Consolidated Derivative Action pending completion of its investigation. Plaintiffs filed their opposition to the motion to stay on March 3, 2020 and the SLC filed its reply on March 13, 2020. On May 12, 2020, after hearing oral argument, Vice Chancellor Slights granted the SLC’s motion to stay proceedings until September 18, 2020 so that the SLC may complete its investigation. On September 11, 2020, Vice Chancellor Slights granted the parties’ request to extend the stay until October 31, 2020, to allow the SLC further time to complete its investigation. On October 26, 2020, Vice Chancellor Slights granted the parties’ request to further extend the stay until November 15, 2020.

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

On September 29, 2020, Judge R. Brooke Jackson dismissed plaintiff’s Section 14(a) claim with prejudice. Judge Jackson also dismissed plaintiff’s breach of fiduciary duty claim with leave to re-file in the Delaware Court of Chancery, where the Consolidated Derivative Action, which alleges virtually identical claims, remains pending.

European Patent Opposition

Oppositions were filed in the granted European counterparts of two patents in the rucaparib camsylate salt/polymorph patent family. An opposition of European patent 2534153 was filed by two opponents on June 20, 2017. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019. An opposition of European patent 3150610, a divisional patent of European patent 2534153, was filed on April 30, 2020. The divisional patent includes claims directed to use of rucaparib camsylate or rucaparib maleate in a method of inhibiting PARP activity or treating cancer. The grounds of opposition for the divisional patent were lack of novelty, lack of inventive step, added subject matter, and insufficient disclosure – similar grounds on which the parent patent was opposed. It is common for an opponent to raise these grounds in an opposition. During examination, the European Patent Office considers all of these grounds and considered the application to comply with the applicable law when granting the patent. In particular, the novelty and inventive step challenges to the divisional patent are based on prior art references (or closely related disclosures) that were cited by the European patent examiner during prosecution of the application. As part of the proceeding, we have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors support patentability and we believe a successful challenge of all claims would be difficult. The date for response in the divisional patent is December 28, 2020. In Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

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

In May 2020, the FDA approved Rubraca tablets for the treatment of adult patients with a deleterious BRCA mutation (germline and/or somatic)-associated mCRPC who have been treated with androgen receptor-directed therapy and a taxane-based chemotherapy. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the multi-center, single arm TRITON2 clinical trial. We have launched Rubraca for prostate cancer in the U.S. Continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for the Rubraca accelerated approval in mCRPC. In August 2020, the FDA approved the use of Foundation Medicine’s plasma diagnostic detection of deleterious BRCA mutation (germline and/or somatic) to select mCRPC patients for treatment with Rubraca.

In October 2020, we adopted a new U.S. commercial strategy to address a challenging sales environment resulting from a trend toward reduced in-person access for oncology commercial teams to oncology practices in general, which has been further accelerated by COVID-19, which has severely limited oncology patient visits and cancer diagnoses. Physicians increasingly prefer digital communications and virtual peer-to-peer interactions which they can access when they choose. The new hybrid strategy elevates digital programming, virtual communication and peer-to-peer interactions while reducing in-person promotion, and the remaining in-person activities will be much more targeted. This hybrid strategy does not require as large a U.S. commercial organization, and in early November the size of the organization was reduced by approximately 45 employees, resulting in a U.S. team of approximately 85 employees.

We anticipate clinical data from our ARIEL4 confirmatory ovarian cancer study in December 2020. ARIEL4 is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy, which is enrolling relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who have failed two prior lines of therapy. The primary endpoint of the study is progression-free survival. This study represents a post marketing commitment to support the conditional approval granted for the treatment indication in the EU, including ensuring that sufficient partially platinum-sensitive patients are enrolled in the trial.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol Myers Squibb to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We anticipate initial data of Rubraca monotherapy versus placebo from our ATHENA study in the second half of 2021, with the results of Rubraca versus OPDIVO in all study populations a year or more later.

We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca in homologous recombination repair genes across tumor types. The study is evaluating rucaparib as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on our interactions with the FDA, we believe that this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support the potential for an accelerated approval. Assuming enrollment in this study continues as planned, we may potentially file a supplemental New Drug Application with the FDA for this indication in the second half of 2021.

The newest Phase 3 clinical trial for Rubraca is the CASPAR study, sponsored by the Alliance for Clinical Trials in Oncology which is part of the National Cancer Institute. CASPAR is a Phase 3 study comparing Enzalutamide and Rubraca to Enzalutamide and placebo as a novel therapy in first line mCRPC in an all-comers population of approximately 1000 patients. CASPAR is expected to begin enrolling patients in the near-term. We hold worldwide rights to Rubraca.

In addition to Rubraca, we have a second product candidate currently in clinical development. Lucitanib is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). We believe that data for a drug similar to lucitanib that inhibits these same pathways – when combined with a PD-1 inhibitor – represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. Encouraging data of VEGF and PARP inhibitors in combination also supports the evaluation of lucitanib combined with Rubraca. Thus, we have two Phase 1b/2 combination studies involving lucitanib underway, which consist of the following: the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced solid tumors and gynecologic cancers, which is currently enrolling patients in the Phase 2 part of the study; and an arm of the Clovis-sponsored SEASTAR study evaluating lucitanib in combination with Rubraca in advanced solid tumors and ovarian cancer. We expect to present interim data from the Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab at medical meetings in 2021. We hold the global (excluding China) development and commercialization rights for lucitanib.

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

Following completion of preclinical work to support an investigational new drug application (“IND”) for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286, we plan to conduct a broad clinical development program. We anticipate submitting two INDs for FAP-2286 for use as imaging and treatment agents, respectively, in Q4 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The FAP-targeting imaging agent will be utilized to identify tumors that contain FAP for treatment in the Phase 1 clinical study, which we anticipate initiating in 2021. In addition to our planned studies, an academic institution in the U.S. is sponsoring a separate imaging-only study with FAP-2286 to evaluate FAP expression in multiple tumor types; their IND has been authorized and they expect to initiate their study in the near term. We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. We also have agreed with 3BP to collaborate on a discovery program directed to up to three additional, undisclosed targets for peptide-targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

In September 2020, data for our three compounds were presented as e-posters at the European Society for Medical Oncology (“ESMO”) Virtual Congress 2020. These include initial data from the Phase 1b part of the LIO-1 study of lucitanib in combination with OPDIVO, new analyses of data from the pivotal Rubraca ARIEL3 and TRITON2 studies, initial data from the Phase 1b part of the SEASTAR study arm of Rubraca with Trodelvy™ (sacituzumab govitecan-hziy) and the first presentation of preclinical data for FAP-2286 Clovis’ novel peptide-targeted radionuclide therapy.

Data presented from the Phase 1b part of the Phase 1b/2 LIO-1 study in patients with an advanced solid tumor (n=17) identified the recommended starting Phase 2 dose of oral lucitanib to be used in combination with OPDIVO and showed promising signs of antitumor activity. Across three dose levels studied (6 mg, 8 mg and 10 mg) of oral lucitanib in combination with intravenous (IV) OPDIVO at (480 mg once every 28 days), only one dose-limiting toxicity of Grade

3 proteinuria was observed among 17 patients, and there were no apparent differences in treatment-emergent adverse event (“TEAE”) frequencies between dose levels. In this small patient population, TEAEs were consistent with those expected for lucitanib and OPDIVO. Grade 3 TEAEs included hypertension (n=4), diarrhea (n=1), and proteinuria (n=1); treatment-emergent hypertension was otherwise grade 1 or 2 (n=4), and readily managed with close monitoring and early hypertensive therapy. No grade ≥4 adverse events were reported. Given lucitanib’s relatively large inter-patient pharmacokinetic variability, a safety-based dose-titration approach is being used for the Phase 2 part of the study to optimize lucitanib efficacy as well as safety and tolerability. Among the 17 patients treated, 15 were evaluable for RECIST response as of the efficacy cut-off date: these include one patient with a confirmed complete response, one patient with a confirmed partial response, 10 patients have had a best response of stable disease and three patients had progressive disease.

In addition to data from the Phase 1b part of the LIO-1 study, a Trials in Progress (“TiP”) poster describing the study design of the Phase 2 part of LIO-1 was presented. The Phase 2 part of the study is currently enrolling patients to evaluate the efficacy and safety of the lucitanib and OPDIVO combination in patients with advanced gynecological solid tumors, including ovarian, endometrial and cervical cancers. A safety-based dose-titration approach is being used for lucitanib dosing to manage tolerability and maintain dose intensity.

New safety data analyses from the pivotal Rubraca studies ARIEL3 and pharmacokinetic (“PK”) analyses of TRITON2 provided additional information to healthcare professionals that can help support their ovarian and prostate cancer patients being treated with Rubraca.

The ARIEL3 data presented in an e-poster reinforce the overall safety profile of Rubraca as a maintenance treatment in patients with recurrent ovarian cancer. After two years of additional follow up for those patients who continued on treatment in the study, the safety profile remained consistent with previous reports, with no new safety signals identified. As of the safety data cutoff, 33 of 372 and 1 of 189 patients in the safety population were still receiving Rubraca or placebo, respectively. Median treatment duration was 8.3 months in the Rubraca arm and 5.5 months in the placebo arm. Prevalence of any-grade nausea declined progressively over the 24-month evaluation period, and prevalence of any-grade anemia/decreased hemoglobin peaked at month 4, decreasing to a plateau after month 8. The first onset of frequently reported TEAEs generally occurred early in treatment (≤45 days). The median duration of the first event of frequently reported TEAEs was generally <60 days.

Population PK analyses of 199 men with mCRPC receiving Rubraca in the TRITON2 study suggest there is no difference in Rubraca PK in men with mCRPC and women with ovarian cancer based on a comparison to a previously-developed model that used data from 454 women with ovarian cancer treated with Rubraca. Also, a higher maximum concentration of Rubraca in the blood was not associated with increased rates of most safety endpoints analyzed, including hematologic adverse events. These PK data and exposure and safety/efficacy correlations using data from the TRITON2 study support the use of Rubraca in eligible mCRPC patients with a starting dose of 600 mg twice daily. TRITON2 served as the pivotal data supporting the May 2020 FDA approval of Rubraca as the first PARP inhibitor for patients with advanced mCRPC associated with a BRCA mutation.

Investigators also presented initial data from the arm of the Phase 1b/2 SEASTAR study evaluating Rubraca in combination with Trodelvy in patients with advanced solid tumors (n=6). Data from the Phase 1b part of the study suggest encouraging initial antitumor activity for the novel combination, including patients with prior PARP inhibitor exposure and without a deleterious homologous recombination repair gene mutation. Despite early toxicities, including dose-limiting neutropenia in two of the three patients in the higher dose cohort, all six patients continued treatment for at least 12 weeks, with side effects effectively managed with dose modification and/or growth factor support. One patient remained on treatment as of the August 11, 2020 data cut-off date. All patients had a best response of stable disease or better, including three patients with a confirmed partial response (all three had been previously treated with a PARP inhibitor).

And finally, the first data from a preclinical evaluation of FAP-2286, Clovis’ novel peptide-targeted radionuclide therapy to FAP were presented. The data showed that FAP-2286 potently and selectively binds FAP. Compelling anti-tumor activity was observed with 177Lu-FAP-2286 (Lutetium-177 conjugated to FAP-2286 for therapeutic use) in FAP-expressing tumor models.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the nine months ended September 30, 2020 and 2019, we have generated $121.2 million and $103.7 million, respectively, in product revenue related to sales of Rubraca.

We have never been profitable and, as of September 30, 2020, we had an accumulated deficit of $2,513.8 million. We incurred net losses of $270.3 million and $300.9 million for the nine months ended September 30, 2020 and 2019, respectively. We had cash and cash equivalents totaling $224.7 million at September 30, 2020.

We have principally funded our operations using the net proceeds from public offerings of our common stock, convertible senior notes offerings and our financing agreement related to our ATHENA trial. We expect to incur significant losses for the foreseeable future, as we incur costs related to commercial activities associated with Rubraca. Based on current estimates, we believe that our cash, cash equivalents, available-for-sale securities and liquidity available under our financing agreement related to our ATHENA trial will allow us to fund our operating plan through at least the next 12 months. Until we can generate a sufficient amount of revenue from Rubraca, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

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

FAP-2286 and the Radionuclide Therapy Development Program

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

In the three and nine months ended September 30, 2020, we recorded product revenue of $38.8 million and $121.2 million, respectively, related to sales of Rubraca. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the nine months ended September 30, 2020, the supply of this free drug was approximately 17% of the overall commercial supply or the equivalent of $21.8 million in commercial value.

Our ability to generate product revenues for the quarter ended September 30, 2020 was negatively affected by the COVID-19 pandemic due to fewer diagnoses and fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches in Italy, Spain and France occurred in an environment in which our field-based personnel in those countries have not been allowed to visit hospitals since as early as late February. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May, but our physical access to hospital, clinics, doctors and pharmacies has been limited.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses decreased during the three and nine months ended September 30, 2020 compared to the same periods in the prior year. We expect research and development costs to be lower in the full year 2021 compared to full year 2020.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and nine months ended September 30, 2020 as we completed target enrollment of ATHENA, our largest clinical trial, during the second quarter. However, we may see disruption during the remainder of 2020 and into 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)
Rucaparib Expenses
Research and development	$38,672	$54,268	$126,329	$139,802
Rucaparib Total	38,672	54,268	126,329	139,802
FAP Expenses
Research and development	2,182	—	5,026	—
Acquired in-process research and development	—	9,440	—	9,440
FAP Total	2,182	9,440	5,026	9,440
Lucitanib Expenses
Research and development	1,774	1,290	4,605	2,891
Lucitanib Total	1,774	1,290	4,605	2,891
Rociletinib Expenses
Research and development	(334)	252	(1,134)	778
Rociletinib Total	(334)	252	(1,134)	778
Personnel and other expenses	20,608	22,086	66,174	67,203
Total	$62,902	$87,336	$201,000	$220,114

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited, which have decreased sales and marketing expenses during 2020 and will extend to 2021. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel have and will continue to decrease resulting in a decrease of our selling, general and administrative expenses.

The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we are adopting a hybrid commercial strategy combining increased digital promotion activities, greater online resources and more peer-to-peer interactions with reduced and more targeted in-person promotion. Accordingly, new tools and performance indicators based on this hybrid approach are being rolled out during the fourth quarter, and the U.S. commercial organization has been reduced in size by approximately 45 employees. Despite increased investment in digital promotion, we anticipate an effect of adopting this hybrid model will result in annual cost-savings of approximately $10.0 million. We are adopting this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced.

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

New Accounting Standards

From time to time, the FASB or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through the issuance of an Accounting Standards Update. Unless otherwise discussed, we believe that the impact of recently issued guidance, whether adopted or to be adopted in the future, is not expected to have a material impact on our Consolidated Financial Statements upon adoption.

To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, Summary of Significant Accounting Policies, in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2020 and 2019:

The following table summarizes the results of our operations for the three months ended September 30, 2020 and 2019 (in thousands):

			Change
	Three months ended September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenues:
Product revenue	$38,772	$37,603	$1,169	3%
Operating expenses:
Cost of sales - product	8,438	8,134	(304)	(4)%
Cost of sales - intangible asset amortization	1,343	1,212	(131)	(11)%
Research and development	62,902	77,896	14,994	19%
Selling, general and administrative	38,636	41,811	3,175	8%
Acquired in-process research and development	—	9,440	9,440	100%
Other operating expenses	—	5,539	5,539	100%
Total expenses	111,319	144,032	32,713	23%
Operating loss	(72,547)	(106,429)	33,882	32%
Other income (expense):
Interest expense	(6,859)	(5,278)	(1,581)	(30)%
Foreign currency gain (loss)	633	(229)	862	376%
Gain on extinguishment of debt	—	18,480	(18,480)	(100)%
Legal settlement loss	—	(1,750)	1,750	100%
Other income	79	781	(702)	(90)%
Other income (expense), net	(6,147)	12,004	(18,151)	(151)%
Loss before income taxes	(78,694)	(94,425)	15,731	17%
Income tax benefit	18	350	(332)	(95)%
Net loss	$(78,676)	$(94,075)	$15,399	16%

Product Revenue. Product revenue for the three months ended September 30, 2020 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and Europe markets. Following successful reimbursement negotiations, we launched Rubraca in Germany and United Kingdom in March 2019, Italy in November 2019, France in February 2020 and Spain in March 2020. In May 2020, the FDA approved Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer and we have launched Rubraca for prostate cancer in the U.S. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the three months ended September 30, 2020 was $33.9 million in the United States and $4.9 million outside of the United States. Variable considerations represented 25.1% and 14.1% of the transaction price recognized in the three months ended September 30, 2020 and 2019, respectively. The increase in variable considerations is primarily due to the European National Health Service rebates related to our sales in Europe. Countries in Europe contract larger government rebates and discounts compared to the U.S. contributing to the overall increase in variable considerations. As sales in Europe increase in percentage terms compared to the U.S., variable considerations will also increase. In addition, in the United States, PHS chargebacks increased and beginning in January 2020, we began providing payor rebates, which is included in discounts and fees for the three months September 30, 2020. Amounts are summarized as follows:

	Three months ended		Three months ended
	September 30, 2020		September 30, 2019
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$51,768	100.0%	$43,775	100.0%
Variable considerations:
Government rebates and chargebacks	9,573	18.5%	3,558	8.1%
Discounts and fees	3,423	6.6%	2,614	6.0%
Total variable considerations	12,996	25.1%	6,172	14.1%
Product revenue	$38,772	74.9%	$37,603	85.9%

Cost of Sales – Product. Product cost of sales for the three months ended September 30, 2020 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. In the three months ended September 30, 2020 and 2019, we recognized cost of sales of $1.3 million and $1.2 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses decreased during the three months ended September 30, 2020 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON studies for prostate cancer, diagnostic development costs, clinical supply and related manufacturing development costs and personnel costs. These decreases were partially offset by decreased costs related to our ATHENA combination study with Bristol Myers Squibb’s immunotherapy OPDIVO for ovarian cancer. The ATHENA study initiated in the second quarter of 2018 and we completed target enrollment during the second quarter of 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the three months ended September 30, 2020 compared to the same period in the prior year due to a decrease of $2.2 million in marketing costs and $1.2 million in stock compensation expenses. In addition, there was a decrease of $1.2 million in travel due to the COVID-19 pandemic. These decreases were partially offset by a $1.2 million increase in legal expenses.

Acquired In-Process Research and Development Expenses.  Upon signing of the license and collaboration agreement with 3BP in September 2019, we made a $9.4 million in upfront payment to 3BP.

Other Operating Expenses. During the three months ended September 30, 2019, we recognized other operating expenses related the write off of some damaged API and costs related to our dedicated production train at Lonza.

Interest Expense. Interest expense increased during the three months ended September 30, 2020 compared to the same period in the prior year primarily due to the May 2019 financing agreement related to our ATHENA trial.

Gain on Extinguishment of Debt. On August 13, 2019, we repurchased $190.3 million aggregate principal amount of our outstanding 2021 Notes and $2.0 million of accrued interest for an aggregate repurchase price of $171.8 million. This repurchase resulted in the write off of $2.0 million in unamortized debt issuance costs and the recognition of $18.5 million gain on extinguishment of debt.

Legal Settlement Loss. During the three months ended September 30, 2019, we recorded a $1.8 million legal settlement loss due to the difference in the volume weighted average price of our stock over the 10 trading days beginning on June 18, 2019 and the closing stock price on July 1, 2019, the date we issued the shares related to the settlement of a complaint filed by Antipodean Domestic Partners.

Comparison of Nine Months Ended September 30, 2020 and 2019:

The following table summarizes the results of our operations for the nine months ended September 30, 2020 and 2019 (in thousands):

			Change
	Nine months ended September 30,		Favorable/(Unfavorable)
	2020	2019	$	%
Revenues:
Product revenue	$121,223	$103,699	$17,524	17%
Operating expenses:
Cost of sales - product	26,654	21,984	(4,670)	(21)%
Cost of sales - intangible asset amortization	3,834	3,549	(285)	(8)%
Research and development	201,000	210,674	9,674	5%
Selling, general and administrative	123,136	137,601	14,465	11%
Acquired in-process research and development	—	9,440	9,440	100%
Other operating expenses	3,805	5,539	1,734	31%
Total expenses	358,429	388,787	30,358	8%
Operating loss	(237,206)	(285,088)	47,882	17%
Other income (expense):
Interest expense	(23,160)	(12,684)	(10,476)	(83)%
Foreign currency loss	(102)	(648)	546	84%
Gain on extinguishment of debt	—	18,480	(18,480)	(100)%
Loss on convertible senior notes conversion	(7,791)	—	(7,791)	(100)%
Loss on extinguishment of debt	(3,277)	—	(3,277)	(100)%
Legal settlement loss	—	(26,750)	26,750	100%
Other income	1,160	5,081	(3,921)	(77)%
Other income (expense), net	(33,170)	(16,521)	(16,649)	(101)%
Loss before income taxes	(270,376)	(301,609)	31,233	10%
Income tax benefit	122	686	(564)	(82)%
Net loss	$(270,254)	$(300,923)	$30,669	10%

Product Revenue. Product revenue for the nine months ended September 30, 2020 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and Europe markets. Following successful reimbursement negotiations, we launched Rubraca in Germany and United Kingdom in March 2019, Italy in November 2019, France in February 2020 and Spain in March 2020. In May 2020, the FDA approved Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer and we have launched Rubraca for prostate cancer in the U.S. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the nine months ended September 30, 2020 was $109.8 million in the United States and $11.4 million outside of the United States. Variable considerations represented 22.4% and 14.1% of the transaction price recognized in the nine months ended September 30, 2020 and 2019, respectively. The increase in variable considerations is primarily due to the European National Health Service rebates related to our sales in Europe. Countries in Europe contract larger government rebates and discounts compared to the U.S. contributing to the overall increase in variable considerations. As sales in Europe increase in percentage terms compared to the U.S., variable considerations will also increase. In the United States, PHS chargebacks increased during the nine months ended September 30, 2020 compared to the prior year. In addition, in the United States, GPO discounts increased during the nine months ended September 30, 2020 and beginning in January 2020, we began providing payor rebates, which is included in discounts and fees for the nine months September 30, 2020. Amounts are summarized as follows:

	Nine months ended		Nine months ended
	September 30, 2020		September 30, 2019
	$	% of Gross Sales	$	% of Gross Sales
	(in thousands)		(in thousands)

Transaction price	$156,227	100.0%	$120,759	100.0%
Sales deductions:
Government rebates and chargebacks	24,791	15.9%	9,719	8.0%
Discounts and fees	10,213	6.5%	7,341	6.1%
Total sales deductions	35,004	22.4%	17,060	14.1%
Product revenue	$121,223	77.6%	$103,699	85.9%

Cost of Sales – Product. Product cost of sales for the nine months ended September 30, 2020 increased compared to the same period in the prior year primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

Cost of Sales – Intangible Asset Amortization. In the nine months ended September 30, 2020 and 2019, we recognized cost of sales of $3.8 million and $3.5 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Research and development expenses decreased during the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON studies for prostate cancer, our ARIEL studies for ovarian cancer, discontinuation of our ATLAS study, diagnostic development costs and personnel costs. These decreases were partially offset by decreased costs related to our ATHENA combination study with Bristol Myers Squibb’s immunotherapy OPDIVO for ovarian cancer. The ATHENA study initiated in the second quarter of 2018 and we completed target enrollment during the second quarter of 2020.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the nine months ended September 30, 2020 compared to the same period in the prior year due to a decrease of $9.9 million in marketing costs. In addition, there was a decrease of $2.9 million in travel due to the COVID-19 pandemic.

Acquired In-Process Research and Development Expenses.  Upon signing of the license and collaboration agreement with 3BP in September 2019, we made a $9.4 million in upfront payment to 3BP.

Other Operating Expenses. During the three months ended September 30, 2019, we recognized other operating expenses related the write off of some damaged API and costs related to our dedicated production train at Lonza.

Interest Expense. Interest expense increased during the nine months ended September 30, 2020 compared to the same period in the prior year due to the May 2019 financing agreement related to our ATHENA trial. In addition, our convertible senior notes transactions during the year resulted in the write off of $4.3 million of unamortized debt issuance costs, which was recorded as interest expense.

Gain on Extinguishment of Debt. On August 13, 2019, we repurchased $190.3 million aggregate principal amount of our outstanding 2021 Notes and $2.0 million of accrued interest for an aggregate repurchase price of $171.8 million. This repurchase resulted in the write off of $2.0 million in unamortized debt issuance costs and the recognition of $18.5 million gain on extinguishment of debt.

Loss on Convertible Senior Notes Conversion. In January 2020, we completed a registered direct offering of an aggregate 17,777,679 shares of our common stock at a price of $9.25 per share. We used the proceeds of the share offering to repurchase an aggregate of $123.4 million principal amount of 2024 Notes in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions. This transaction resulted in a loss of $7.8 million for the nine months ended September 30, 2020.

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

Legal Settlement Loss.  During the second quarter of 2019, we recorded a one-time charge of $25.0 million to settle a complaint filed by Antipodean Domestic Partners. During the three months ended September 30, 2019, we recorded a $1.8 million legal settlement loss due to the difference in the volume weighted average price of our stock over the 10 trading days beginning on June 18, 2019 and the closing stock price on July 1, 2019, the date we issued the shares related to this complaint.

Other Income. Other income decreased during the nine months ended September 30, 2020 compared to the same period in the prior year due to interest income earned on our available-for-sale securities.

Liquidity and Capital Resources

To date, we have principally funded our operations using the net proceeds from public offerings of our common stock, convertible senior notes offerings and our financing agreement related to our ATHENA trial. At September 30, 2020, we had cash and cash equivalents totaling $224.7 million.

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended September 30,
	2020	2019

Net cash used in operating activities	$(196,675)	$(253,468)
Net cash provided by investing activities	126,588	126,631
Net cash provided by financing activities	131,808	106,682
Effect of exchange rate changes on cash and cash equivalents	1,148	(240)
Net increase (decrease) in cash and cash equivalents	$62,869	$(20,395)

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the nine months ended September 30, 2020 compared to the same period in the prior year primarily due to a lower net loss, as adjusted for non-cash items related to our debt transactions. In addition, there was a reduction in payments made for inventory during the period.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 included sales of available-for-sale securities of $144.6 million, partially offset by purchases of available-for-sale securities of $10.0 million and a milestone payment of $8.0 million.

Net cash used in investing activities for the nine months ended September 30, 2019 included sales of available-for-sale securities of $480.1 million, partially offset by purchases of available-for-sale securities of $335.1 million and a milestone payment of $15.8 million.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 included proceeds of $246.7 million from the issuance of common stock, partially offset by a $164.4 million payment of our 2024 Notes. In addition, we had $50.0 million proceeds from borrowings under our financing agreement.

Net cash provided by financing activities for the nine months ended September 30, 2019 included proceeds of $255.0 million from the issuance of our 2024 Notes, $19.0 million proceeds from borrowings under our financing agreement and $2.5 million received from employee stock option exercises and issuance of stock under the employee stock purchase plan, partially offset by a $169.9 million extinguishment of a portion of our 2021 Notes.

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

As of September 30, 2020, we had cash and cash equivalents totaling $224.7 million and total current liabilities of $124.0 million.

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

In November 2020, we entered into a privately negotiated exchange and purchase agreement with a holder of our 2024 Notes. Pursuant to the agreement, in exchange for approximately $64.8 aggregate principal amount of 2024 Notes held by the holder, we agreed to issue to the holder a number shares of our common stock (the “Exchanged Shares”) utilizing an exchange ratio that is based in part on the daily volume-weighted average prices (“VWAPs”) per share of our common stock during a seven-day pricing period following execution of the agreement.

In addition, pursuant to the agreement, we also agreed to sell to the holder $50.0 million aggregate principal amount of the New 2024 Notes at a purchase price of $1,000 per $1,000 principal amount thereof. Also, we granted the holder a 13-day option to purchase up to an additional $20.0 million aggregate principal amount of New 2024 Notes on the same terms and conditions.

We intend to use the net proceeds from the sale of the New 2024 Notes for general corporate purposes, including repayment, repurchase or refinance of our debt obligations, sales and marketing expenses associated with Rubraca, funding of our development programs, payment of milestones pursuant to our license agreements, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital.

Based on current estimates, we believe that our existing cash, cash equivalents, available-for-sale securities and liquidity available under our financing agreement related to our ATHENA trial will allow us to fund our operating plan through at least the next 12 months.

Impact of COVID-19 Pandemic

Our ability to generate product revenues for the quarter ended September 30, 2020 was negatively affected by the COVID-19 pandemic due to fewer diagnoses and fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches in Italy, Spain and France occurred in an environment in which our field-based personnel in those countries have not been allowed to visit hospitals since as early as late February. Similarly, we launched Rubraca for prostate cancer in the U.S. beginning in May, but our physical access to hospitals, clinics, doctors and pharmacies has been limited. While commercial new patient starts during the quarter ended September 30, 2020 were consistent with what was observed during the quarter ended June 30, 2020, it is difficult to discern or predict any trend in new patient starts due to the unpredictability of the COVID-19 situation and the changing competitive landscape. European revenues grew from the second quarter ended June 30, 2020 to the third quarter ended September 30, 2020, but with the resurgence of COVID-19 in Europe, as well as the U.S., clinics that had been re-opened to in-person promotion are again limiting access, and it is difficult to predict the impact of the second lockdown on cancer patients and diagnoses.

This curtailment of and/or limited physical access has decreased sales and marketing expenses during 2020 and will likely extend to 2021. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel will decrease, resulting in a decrease of our selling, general and administrative expenses. We believe that we have sufficient supply of Rubraca and our product candidates to continue our commercial and clinical operations as planned.

The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we are adopting a hybrid commercial strategy combining increased digital promotion activities, greater online resources and more peer-to-peer interactions with reduced and more targeted in-person promotion. Accordingly, new tools and performance indicators based on this hybrid approach are being rolled out during the fourth quarter, and the U.S. commercial organization has been reduced in size by approximately 45 employees. Despite increased investment in digital promotion, we anticipate an effect of adopting this hybrid model will result in annual cost-savings of approximately $10.0 million. We are adopting this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and nine months ended September 30, 2020 as we completed target enrollment of ATHENA, our largest clinical trial, during the second quarter. However, we may see disruption during the remainder of 2020 and into 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2020, we had cash and cash equivalents of $224.7 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

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

As of September 30, 2020, $68.2 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of September 30, 2020, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $15.4 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $3.6 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2020 and December 31, 2019, approximately 3% and 4%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Finance Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Finance Officer, management performed an evaluation as of September 30, 2020 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Finance Officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 17, 2019, the parties participated in a mediation, which did not result in a settlement. On December 22, 2019, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) to conduct an investigation of the claims asserted in the Supplemental Derivative Complaint. On February 18, 2020, the SLC moved to stay all proceedings in the Consolidated Derivative Action pending completion of its investigation. Plaintiffs filed their opposition to the motion to stay on March 3, 2020 and the SLC filed its reply on March 13, 2020. On May 12, 2020, after hearing oral argument, Vice Chancellor Slights granted the SLC’s motion to stay proceedings until September 18, 2020 so that the SLC may complete its investigation. On September 11, 2020, Vice Chancellor Slights granted the parties’ request to extend the stay until October 31, 2020, to allow the SLC further time to complete its investigation. On October 26, 2020, Vice Chancellor Slights granted the parties’ request to further extend the stay until November 15, 2020.

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

On September 29, 2020, Judge R. Brooke Jackson dismissed plaintiff’s Section 14(a) claim with prejudice. Judge Jackson also dismissed plaintiff’s breach of fiduciary duty claim with leave to re-file in the Delaware Court of Chancery, where the Consolidated Derivative Action, which alleges virtually identical claims, remains pending.

European Patent Opposition

Oppositions were filed in the granted European counterparts of two patents in the rucaparib camsylate salt/polymorph patent family. An opposition of European patent 2534153 was filed by two opponents on June 20, 2017. The European Patent Office’s Opposition Division held an oral hearing on December 4, 2018, during which it upheld claims, narrowed from the originally granted patent, to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019. An opposition of European patent 3150610, a divisional patent of European patent 2534153, was filed on April 30, 2020. The divisional patent includes claims directed to use of rucaparib camsylate or rucaparib maleate in a method of inhibiting PARP activity or treating cancer. The grounds of opposition for the divisional patent were lack of novelty, lack of inventive step, added subject matter, and insufficient disclosure – similar grounds on which the parent patent was opposed. It is common for an opponent to raise these grounds in an opposition. During examination, the European Patent Office considers all of these grounds and considered the application to comply with the applicable law when granting the patent. In particular, the novelty and inventive step challenges to the divisional patent are based on prior art references (or closely related disclosures) that were cited by the European patent examiner during prosecution of the application. As part of the proceeding, we have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. While the ultimate results of patent challenges can be difficult to predict, we believe a number of factors support patentability and we believe a successful challenge of all claims would be difficult. The date for response in the divisional patent is December 28, 2020. In Europe, regulatory exclusivity is available for ten years, plus one year for a new indication, therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

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

Our ability to generate product revenues for the quarter ended September 30, 2020 was negatively affected by the COVID-19 pandemic due to fewer diagnoses and fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus. We anticipate that the outbreak will likely have a significant impact on our business in future quarters, and cannot currently predict the extent or duration of that impact.

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

Our sales force has had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or has been limited, which may have a material adverse effect on our future sales. While digital tools are available to our field employees to facilitate remote meetings with healthcare providers, we cannot ensure that these methods will be effective. Additionally, patients who might be currently using Rubraca, or might otherwise be eligible to use our products, may be unable to meet with their healthcare providers in-person, which may reduce the number of prescription refills or new patient starts, affecting our revenues from Rubraca both in our currently approved ovarian cancer indications, as well as impacting our current launch in BRCA-mutant metastatic castration-resistant prostate cancer, which was approved during the second quarter of 2020.

Furthermore, our clinical trials may be affected by the COVID-19 outbreak. Although we did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the nine months ended September 30, 2020, we could see material disruption during the remainder of 2020 and into 2021. During the second quarter of 2020, we observed a slight decrease in the rate of enrollment in ATHENA, our largest clinical trial, culminating in the completion of target enrollment in ATHENA in that quarter. As the outbreak persists in countries in which we conduct or plan to conduct our clinical trials, activities such as site initiation, patient enrollment, trial data collection, and site monitoring visits may be delayed or stalled due to travel and access restrictions, diversion of healthcare resources toward the COVID-19 outbreak, which we have already started to see in certain of our trial sites, patient or staff unwillingness to visit hospitals and clinics and participate in our trials, or quarantines and other restrictions that may impede patient or staff movement and study drug availability at trial sites, interrupt healthcare services or otherwise prevent patient compliance with clinical trial protocols. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(19)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

3.4(22)	Amendment No. 1 to the Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(7)	Indenture dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

4.3(14)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.4(14)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.5(20)	Indenture dated as of August 13, 2019, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.6 (21)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(24)	Clovis Oncology, Inc. 2020 Stock Incentive Plan

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(23)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Option Agreement.

10.8+(23)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Restricted Stock Unit Agreement.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Erle T. Mast.

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(15)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.21+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.23+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2020 is formatted in iXBRL.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.

(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(9)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(11)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(12)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(13)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(14)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 2, 2018.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(17)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(19)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.
(21)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 26, 2020.
(22)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 16, 2020.
(23)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 4, 2020.
(24)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 7, 2020.

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

Date: November 5, 2020	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive Vice President and Chief Finance Officer