Form 10-K
period 2020-12-31
Clovis Oncology, Inc.
filed 2021-02-25
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2020.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ⌧

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second quarter, was $578,173,019 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date of $6.75 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 12, 2021 was 104,529,652.

DOCUMENTS INCORPORATED BY REFERENCE Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2021 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

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

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy. The FDA approved this third indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. We launched Rubraca for this indication in the U.S. following receipt of the approval. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC. In August 2020, the FDA approved the use of Foundation Medicine’s blood-based diagnostic test, FoundationOne Liquid CDx, as a companion diagnostic for the detection of deleterious BRCA mutation (germline and/or somatic) to select mCRPC patients for treatment with Rubraca.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca has been launched in each of Germany, United Kingdom, Italy, France, Spain and the Netherlands, and reimbursement is pending in Switzerland.

In December 2020, Rubraca met the primary study endpoint of significantly improving progression-free survival (“PFS”) versus chemotherapy in the ARIEL4 confirmatory study. An interim analysis of overall survival, a secondary endpoint in the study in which 51% of events had occurred in the intent-to-treat population, showed a trend toward an overall survival advantage in the chemotherapy arm, but was confounded by the high rate (64%) of per-protocol crossover to Rubraca following progression on chemotherapy. Additional ARIEL4 study results are expected to be submitted for presentation at a medical congress meeting in 2021. ARIEL4 is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy, which enrolled relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. Completion of ARIEL4 is a post-marketing commitment in the U.S. and Europe.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy Opdivo® (nivolumab) in combination with Rubraca. We anticipate initial data of Rubraca monotherapy versus placebo from our ATHENA study in the second half of 2021, with the results of Rubraca versus Opdivo in all study populations a year or more later. However, the timing of the ATHENA data readouts is dependent on the timing of data maturity driven by PFS events.

We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on our interactions with the FDA, we believe that this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support the potential for an accelerated approval. Assuming enrollment in this study continues as planned, and subject to the data, we may potentially file a supplemental New Drug Application (“sNDA”) with the FDA for this indication in the second half of 2021 or the first half of 2022.

We hold worldwide rights to Rubraca.

Pursuant to our license and collaboration agreement with 3B Pharmaceuticals GmbH (“3BP”), entered into in September 2019, we have initiated development of a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein (“FAP”). We have completed sufficient preclinical work to support an investigational new drug application (“IND”) for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286. Accordingly, we submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The INDs are expected to become effective following receipt and submission, and acceptance by the FDA, of satisfactory chemistry, manufacturing and controls (“CMC”) data for the imaging agent from clinical sites. The FAP-targeting imaging agent will be utilized to identify tumors that contain FAP for treatment in the Phase 1 LuMIERE clinical study, which we anticipate initiating in the first half of 2021.

In addition to our planned studies, the University of California San Francisco is sponsoring a separate, investigator-initiated, imaging-only study with gallium-68 labeled FAP-2286 (NCT04621435) to evaluate FAP expression in multiple tumor types; their study is currently recruiting. We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

Lucitanib, our second product candidate currently in clinical development, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced solid tumors and gynecologic cancers is currently enrolling patients in the Phase 2 part of the study. We expect to present interim data from this study at medical meetings in 2021, which are expected to include interim results from the ovarian and endometrial cancer expansion cohorts. We hold the global (excluding China) development and commercialization rights for lucitanib.

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

Clinical Development Pipeline

We continue to evaluate the use of Rubraca for selected patient populations and, where appropriate, collaborate with partners for companion diagnostic development. We have focused our development strategy for Rubraca on indications where we believe patient populations exhibit higher frequencies of mutant BRCA tumors or tumors with other homologous recombination deficiencies (“HRD”), where PARP inhibitors have demonstrated clinical or pre-clinical activity in tumors. We are also developing lucitanib in combinations, including with Rubraca, based on encouraging data in clinical studies of other similar oncology compounds. FAP-2286 is currently the subject of IND-enabling preclinical studies and we submitted two INDs in December 2020. The following table summarizes the principal ongoing or planned Clovis- or collaborator-sponsored studies:

CLOVIS-SPONSORED STUDIES

Rucaparib	PRECLINICAL	PHASE I	PHASE II	PHASE III
ARIEL4 Ovarian Cancer				
ATHENA[*] with Nivolumab in Ovarian Cancer				
TRITON3[*] Prostate Cancer				
LODESTAR[*] Solid Tumors with Mutations in HRR Genes				

Lucitanib	PRECLINICAL	PHASE I	PHASE II	PHASE III
LIO-1[*] with Nivolumab in Gynecologic Cancers				

FAP-2286[†] Targeted Radionuclide[§§]	PRECLINICAL	PHASE I	PHASE II	PHASE III
LuMIERE[*] Solid Tumors				

PARTNER AND RESEARCH INSTITUTION-SPONSORED STUDIES

Rucaparib	PRECLINICAL	PHASE I	PHASE II	PHASE III
CASPAR[§,*] with Enzalutamide in Prostate Cancer				
CheckMate 9KD[††,*] with Nivolumab in Prostate Cancer				
FRACTION-GC[††,*] with Nivolumab and Ipilimumab in Gastric Cancer				

KEY: Enrolling | Planned | Enrollment Complete

* These trials are investigational and the indications are not approved by any health authority.

† Fibroblast activation protein.

†† Sponsored by Bristol Myers Squibb.

§ Sponsored by the Alliance for Clinical Trials in Oncology; part of the National Cancer Institute.

§§ Licensed from 3B Pharmaceuticals.

In certain of these trials, we or our collaborators may have access to interim data on a periodic or continuing basis that will not be made available publicly on the same timeframe as such data becomes available to us, or at all.

Rubraca – a PARP Inhibitor

Overview

Rubraca is an oral, small molecule inhibitor of PARP1, PARP2 and PARP3. We in-licensed Rubraca from Pfizer, Inc. in June 2011 and hold exclusive worldwide rights. Rubraca has received regulatory approvals in the United States and Europe for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. Rubraca also received regulatory approval in the United States as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer.

In the United States, Rubraca is approved by the FDA for the treatment of adult patients with deleterious BRCA mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. BRCA mutations are believed to occur in approximately 25% of women with ovarian cancer. In April 2018, the FDA granted a second approval for Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy, a broader and earlier-line indication. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

In the United States, Rubraca is approved for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy. The FDA approved this indication in May 2020 under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. We launched Rubraca for this indication in the U.S. following receipt of the approval. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC. In August 2020, the FDA approved the use of Foundation Medicine’s blood-based diagnostic test, FoundationOne Liquid CDx, as a companion diagnostic for the detection of deleterious BRCA mutation (germline and/or somatic) to select mCRPC patients for treatment with Rubraca.

In Europe, Rubraca is authorized for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca has been launched in each of Germany, United Kingdom, Italy, France, Spain and the Netherlands, and reimbursement is pending in Switzerland.

The Role of PARP Inhibition in Cancer Therapy

Cells in the human body are under constant attack from agents that can cause damage to DNA, including sunlight and other forms of radiation, as well as DNA-binding chemicals that can cause changes in the composition of DNA. Cells have evolved multiple mechanisms to enable such DNA repair, and these mechanisms are complementary to each other, each driving repair of specific types of DNA damage. If a cell’s DNA damage repair system is overwhelmed, then the cell will die undergoing a form of suicide termed apoptosis. A fundamental principle of cancer therapy is to damage cells profoundly with radiation or DNA-binding drugs, such as alkylating agents or platinums, to induce apoptosis, and thus cancer cell death. Multiple DNA repair mechanisms active in the cell may reduce the activity of these anti-cancer therapies.

The PARP family comprises 17 structurally related proteins that have been identified on the basis of sequence similarity. PARP1, PARP2, and PARP3 play a central role in DNA repair. They are rapidly recruited to the sites of DNA damage and catalyze the recruitment of additional proteins that initiate the repair of damaged DNA. The breast cancer 1 (“BRCA1”) and breast cancer 2 (“BRCA2”) genes also have important roles in DNA repair pathways such as homologous recombination. According to the National Cancer Institute, BRCA1 and BRCA2 mutations are associated with an increased risk of ovarian, breast, prostate, and pancreatic cancers.

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

Ovarian cancer

According to the American Cancer Society, an estimated more than 21,000 women will be diagnosed with ovarian cancer in the United States and there will be an estimated nearly 14,000 deaths from ovarian cancer in 2021, and according to GLOBOCAN in 2020, an estimated 66,000 women in Europe are diagnosed each year with ovarian cancer, and ovarian cancer is among those cancers with the highest rate of deaths. According to the American Cancer Society, more than 75% of women are diagnosed with ovarian cancer at an advanced stage, and patients who are diagnosed with advanced ovarian cancer have a 70-95% chance of recurrence according to the Ovarian Cancer Research Alliance. According to a Clinical Cancer Research 2010 publication, up to 60% of patients with ovarian cancer may be HR-deficient.

Rubraca’s approvals in the U.S. and Europe in the recurrent BRCA mutant ovarian cancer treatment setting were based on data from two multicenter, single-arm, open-label clinical trials, Study 10 (NCT01482715) and ARIEL2 (NCT01891344), in women with advanced BRCA-mutant ovarian cancer who had progressed after two or more prior chemotherapies. All patients received Rubraca orally 600 mg twice daily as monotherapy. Treatment continued until disease progression or unacceptable toxicity. The primary efficacy outcome measure of both studies was objective response rate (ORR) as assessed by the investigator according to Response Evaluation Criteria in Solid Tumors (“RECIST”) version 1.1. Results from a blinded independent radiology review (“BICR”) were consistent.

The efficacy of Rubraca in the ovarian cancer maintenance treatment setting was investigated in ARIEL3 (NCT01968213), a double-blind, multicenter clinical trial in which 564 patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who were in response to platinum-based chemotherapy were randomized (2:1) to receive Rubraca tablets 600 mg orally twice daily (n=375) or placebo (n=189). Treatment was continued until disease progression or unacceptable toxicity. All patients had achieved a response (complete or partial) to their most recent platinum-based chemotherapy. Randomization was stratified by best response to last platinum (complete or partial), time to progression following the penultimate platinum therapy (6 to < 12 months and ≥ 12 months), and tumor biomarker status. The major efficacy outcome was investigator-assessed PFS evaluated according to RECISTv1.1.

The primary efficacy analysis evaluated three prospectively defined molecular sub-groups in a step-down manner: 1) tumor BRCA mutant (“tBRCAmut”) patients, inclusive of germline and somatic BRCA mutations (n=196); 2) HRD patients, including tBRCAmut patients and BRCA wild-type with high LOH (n=354), and, finally, 3) the intent-to-treat population, or all patients treated in ARIEL3 (n=564). ARIEL3 demonstrated a statistically significant improvement in PFS for patients randomized to Rubraca as compared with placebo in all patients, and in the HRD and tBRCAmut subgroups. Median PFS in the tBRCAmut patients was 16.6 months (95% CI: 13.4–22.9) in the Rubraca group (n=130) versus 5.4 months (95% CI: 3.4–6.7) in the placebo group (n=66) (Hazard Ratio, or HR: 0.23 [95% CI: 0.16–0.34]; p<0.0001). Median PFS in the HRD patients was 13.6 months (95% CI: 10.9–16.2) in the Rubraca group (n=236) versus 5.4 months (95% CI: 5.1–5.6) in the placebo group (n=118) (HR: 0.32 [95% CI: 0.24–0.42]; p<0·0001). Median PFS in the intent-to-treat population was 10.8 months (95% CI: 8.3–11.4) in the Rubraca group (n=375) versus 5.4 months (95% CI: 5.3–5.5) in the placebo group (n=189) (HR: 0.36 [95% CI: 0.30–0.45]; p<0·0001). An exploratory analysis in the HRD/BRCA wild-type population demonstrated a median PFS of 9.7 months (95% CI: 7.9–13.1) in the Rubraca group (n=106) versus 5.4 months (95% CI: 4.1–5.7) in the placebo group (n=52) (HR: 0.44 [95% CI: 0.29–0.66]); p<0.0001).

BICR results were consistent. In a pre-specified analysis of the key stand-alone secondary endpoint of progression-free survival assessed by BICR, PFS was also improved in the Rubraca group compared with placebo in all three populations. Median PFS in the tBRCAmut patients was 26.8 months (95% CI: 19.2 to not reached) in the Rubraca group versus 5.4 months (95% CI: 4.9–8.1) in the placebo group (HR: 0.20 [95% CI: 0.13–0.32]; p<0.0001). Median PFS in the HRD patients was 22.9 months (95% CI: 16.2 to not reported) in the Rubraca group versus 5.5 months (95% CI: 5.1–7.4) in the placebo group (HR: 0.34 [95% CI: 0.24–0.47]; p<0.0001). Median PFS in the intent-to-treat population was 13.7 months (95% CI: 11.0–19.1) versus 5.4 months (95% CI: 5.1–5.5) in the placebo group (HR: 0.35 [0.28–0.45]; p<0.0001). An exploratory analysis in the HRD/BRCA wild-type population demonstrated a median PFS of 11.1 months (95% CI: 8.2-NR) in the Rubraca group (n=106) versus 5.6 months (95% CI: 2.9–8.2) in the placebo group (n=52) (HR: 0.55 [95% CI: 0.35–0.89]; p=0.0135).

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

At the time of the analysis of PFS, overall survival (OS) data were not mature (with 22% of events). The comprehensive dataset for ARIEL3 was presented at the 2017 European Society of Medical Oncology (“ESMO”) Congress in early September 2017 and subsequently published in The Lancet. The ARIEL3 dataset formed the basis for sNDA filed with the FDA as well as the marketing authorization variation filed with the EMA supporting the approval of Rubraca in the US in April 2018 and Europe in January 2019 respectively, as maintenance treatment in adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy.

The ARIEL4 confirmatory study (NCT 02855944) is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy, which enrolled relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. The primary endpoint of the study is investigator-assessed progression-free survival (“InvPFS”), with a step-down analysis from the efficacy population (if significant) to the intent to treat (“ITT”) population. The efficacy population comprised the group of patients with a deleterious tumor BRCA mutation and excluded those with a BRCA reversion mutation as determined by a blood test. Development of reversion mutations that restore BRCA protein function are associated with resistance to platinum-based chemotherapies and PARP inhibitors in BRCA-mutant cancers, and these occur more frequently in platinum-resistant vs platinum-sensitive patients (13% and 2% respectively in the ARIEL2 study). In December 2020, Rubraca met the primary study endpoint of significantly improving InvPFS versus chemotherapy. Patients with a BRCA reversion mutation represented 7% of patients enrolled in the study and as anticipated, InvPFS results for those patients showed limited benefit from Rubraca therapy. An interim analysis of overall survival, a secondary endpoint in the study in which 51% of events had occurred in the intent-to-treat population, showed a trend toward an overall survival advantage in the chemotherapy arm, but was confounded by the high rate (64%) of per-protocol crossover to Rubraca following progression on chemotherapy. An analysis of the ITT population of patients showed a trend toward an OS advantage for those patients who received Rubraca at any point in the trial versus those who did not. Additional ARIEL4 study results are expected to be submitted for presentation at a medical congress meeting in 2021. Completion of ARIEL4 is a post-marketing commitment in the U.S. and Europe.

Prostate cancer

The American Cancer Society estimates that approximately 248,000 men in the United States will be diagnosed with prostate cancer in 2021, and the GLOBOCAN Cancer Fact Sheets estimated that approximately 473,000 men in Europe were diagnosed with prostate cancer in 2020. Castrate-resistant prostate cancer has a high likelihood of developing metastases. Metastatic castrate-resistant prostate cancer (“mCRPC”) is an incurable disease, usually associated with poor prognosis. Approximately 43,000 men in the U.S. are expected to be diagnosed with mCRPC in 2020. According to the American Cancer Society, the five-year survival rate for mCRPC is approximately 30%. A number of publications have reported germline or somatic mutations in BRCA1 or BRCA2 are approximately 12% in mCRPC according to an article published in JCO Precision Oncology in 2017. These molecular markers may be used to select patients for treatment with a PARP inhibitor.

The TRITON (Trial of Rucaparib in Prostate Indications) program in prostate cancer initiated in the second half of 2016, and currently includes two Clovis-sponsored studies. Enrollment is complete for TRITON2; TRITON3 continues to enroll patients.

The TRITON2 study (NCT02952534) is a multicenter Phase 2 single-arm study of Rubraca in men with mCRPC that enrolled patients with BRCA mutations (inclusive of germline and/or somatic) or other deleterious mutations in other homologous recombination repair genes. Patients in the TRITON2 study have received prior treatment with at least one androgen receptor (“AR”)-directed therapy and one previous line of taxane-based chemotherapy and were screened for a deleterious germline or somatic mutation in BRCA1, BRCA2 or one of 13 other pre-specified homologous recombination (“HR”) genes. Study participants were allocated into three cohorts based on the type of gene mutation and disease status, as determined by genomic sequencing and RECIST criteria, respectively. Each cohort receives 600 mg Rubraca twice daily and are grouped based on the following criteria: A) mutation in either BRCA1, BRCA2 or ATM genes, with tumors that can be measured with visceral and/or nodal disease; B) mutation in either BRCA1, BRCA2 or ATM genes, with tumors that cannot be measured with visceral and/or nodal disease, or C) mutation in another HR gene associated with sensitivity to PARP inhibition, with or without measurable disease. The primary study endpoints include confirmed ORR and duration of response (“DOR”) per modified RECIST v.1.1/PCWG3 criteria assessed by BICR in patients with measurable disease at baseline by independent review and PSA response in patients with no measurable disease at baseline. Secondary endpoints include overall survival (“OS”), clinical benefit rate, and safety and tolerability.

Efficacy and safety data from TRITON2 formed the basis of a sNDA that was submitted to FDA in late 2019. Evaluable patient populations in the sNDA dataset included the following: 62 RECIST-evaluable patients with a BRCA (germline and/or somatic) mutation and measurable disease (BICR); 115 patients with a BRCA (germline and/or somatic) mutation and measurable or non-measurable disease; and 209 patients with HRD-positive mCRPC. The RECIST-evaluable patient population demonstrated a 44% ORR (N=62; 95% CI 31, 57) by BICR. Objective response rates were similar for patients with a germline BRCA versus somatic BRCA mutation. Median DOR was not evaluable at data cut-off. Additionally, a 55% confirmed PSA response rate (95% CI 45, 64) was observed in an analysis of 115 patients with a deleterious BRCA mutation (germline and/or somatic) and measurable or non-measurable disease.

TRITON2 evaluated the safety of Rubraca 600 mg twice daily as monotherapy treatment in the 209 patients with HRD-positive mCRPC enrolled in the study, including the 115 with BRCA-mutated mCRPC. The most common adverse reactions (greater than or equal to 20% of patients; CTCAE Grade 1-4) occurring in the BRCA mutant population (n=115) were asthenia/fatigue, nausea, anemia, ALT/AST increased, decreased appetite, constipation, rash, thrombocytopenia, vomiting, and diarrhea. The most common laboratory abnormalities (greater than or equal to 35% of patients; CTCAE Grade 1-4) were increase in ALT, decrease in leukocytes, decrease in phosphate, decrease in absolute neutrophil count, decrease in hemoglobin, increase in alkaline phosphatase, increase in creatinine, increase in triglycerides, decrease in lymphocytes, decrease in platelets, and decrease in sodium.

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. We launched Rubraca for this indication in the U.S. following receipt of the approval. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC. In August 2020, the FDA approved the use of Foundation Medicine’s blood-based diagnostic test, FoundationOne Liquid CDx, as a companion diagnostic for the detection of deleterious BRCA mutation (germline and/or somatic) to select mCRPC patients for treatment with Rubraca.

The TRITON3 study (NCT02975934) is a Phase 3 comparative study in men with mCRPC enrolling BRCA mutant and ATM (both inclusive of germline and/or somatic) patients who have progressed on AR-targeted therapy and who have not yet received chemotherapy in the castrate-resistant setting. TRITON3 will compare Rubraca to physician’s choice of AR-targeted therapy or chemotherapy in these patients. The planned primary endpoint of the study is radiologic PFS. TRITON3 initiated during the first quarter of 2017.

The Alliance for Clinical Trials in Oncology is sponsoring the Phase 3 CASPAR study (NCT04455750) comparing the combination of enzalutamide and Rubraca to enzalutamide alone in mCRPC. The study is expected to enroll approximately 1,000 patients in the United States at National Clinical Trials Network (“NCTN”) sites nationally and is currently the only study evaluating the combination of a PARP inhibitor and a novel anti-androgen with an overall survival endpoint. The Alliance is part of the NCTN sponsored by the National Cancer Institute. CASPAR is expected to begin enrolling patients in the near-term.

LODESTAR tumor-agnostic study

The LODESTAR clinical study (NCT04171700) is a Phase 2 study evaluating Rubraca as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious homologous recombination repair (“HRR”) gene mutation across a variety of tumor types. These gene mutations include BRCA1, BRCA2, PALB2, RAD51C, RAD51D in the primary cohort, as well as several additional genes in an exploratory cohort. We anticipate that this study may potentially be registration-enabling for a targeted gene- and tumor-agnostic label. The study initiated in late 2019 and is currently enrolling.

Opdivo combination trials

Our ongoing collaboration with Bristol Myers Squibb involves the evaluation of the combination of Rubraca with Bristol Myers Squibb’s immunotherapy Opdivo® (nivolumab) in multiple tumor types.

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

Three combination trials of Rubraca and Opdivo are currently underway sponsored by Clovis or Bristol Myers Squibb, and in February 2019, lucitanib was added to the clinical collaboration in combinations with Opdivo.

ATHENA is the Clovis-sponsored four-arm first-line maintenance treatment study (NCT03522246) to evaluate Rubraca and Opdivo, Rubraca, Opdivo and placebo in approximately 1,000 newly diagnosed patients with stage III/IV high-grade ovarian, fallopian tube, or primary peritoneal cancer who have completed platinum-based chemotherapy. The primary objectives are first, to determine if Rubraca extends PFS versus placebo, and second, to determine if the combination of Rubraca and Opdivo meaningfully extends PFS versus Rubraca monotherapy, or versus placebo. The ATHENA study, which initiated in 2018 and completed enrollment in the second quarter of 2020, evaluates Rubraca in terms of two key outcomes in a step-down manner: monotherapy versus placebo in the first-line maintenance setting in the HRD population, inclusive of BRCA, and in the all comers (intent-to-treat) population, and later, any potential advantage for the combination of Rubraca and Opdivo in the same patient populations. ATHENA is the first front-line switch maintenance study to evaluate a PARP inhibitor as monotherapy and in combination with an anti-PD-1 in one study design. We anticipate the results of the Rubraca monotherapy arm versus placebo in all study populations in the second half of 2021, and then a year or more later, the results of Rubraca plus Opdivo versus Rubraca in all study populations. However, the timing of the ATHENA readouts is dependent on the timing of data maturity driven by PFS events. Each of the analyses will first evaluate outcomes in the HRD population, inclusive of BRCA, and then step down to the entire intent-to-treat population.

Bristol Myers Squibb is sponsoring CheckMate 9KD (NCT03338790), a Phase 2 three-arm study in mCRPC, evaluating Opdivo + Rubraca, Opdivo + docetaxel + prednisone, and Opdivo + enzalutamide, with the objective of determining how the combinations affects objective response rate and PSA response. The study has completed enrollment of patients with biomarker negative or positive disease, for whom tumor tissue samples were used to determine biomarker status. Bristol Myers Squibb initiated the study in the fourth quarter of 2017.

Bristol Myers Squibb is also sponsoring FRACTION-GC (NCT02935634), a Phase 2 multi-arm study evaluating Opdivo in combination with other therapies in advanced gastric cancer. The trial includes, among other combinations, an evaluation of Opdivo + Rubraca, Yervoy + Rubraca and the triplet combination of Opdivo + Yervoy + Rubraca. This is the first sponsored study to explore this triplet combination, and it is now enrolling patients into the safety lead-in part of the Rubraca-containing portion of the study.

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

Companion Diagnostics

Three FDA-approved companion diagnostic tests are commercially available to select cancer patients for treatment with Rubraca.

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

In August 2020, Foundation received approval for FoundationOne Liquid CDx, a qualitative next generation sequencing-based in vitro diagnostic test that analyzes mutations in 311 genes (including BRCA1/2) utilizing circulating cell-free DNA isolated from plasma derived from peripheral whole blood. FoundationOne Liquid CDx is approved as a companion diagnostic to select mCRPC and ovarian cancer patients with BRCA1/2 mutations for treatment with Rubraca.

BRACAnalysis CDx®, is a blood-based assay for the qualitative detection and classification of germline mutations in BRCA1/2 genes commercialized by Myriad Genetics Laboratories, Inc. BRACAnalysis CDx is approved as a companion diagnostic to select ovarian cancer patients with BRCA1/2 mutations for treatment with Rubraca.

FAP-2286 and Radionuclide Therapy Development Program

FAP-2286 is a preclinical candidate discovered by 3BP under investigation as a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein alpha (“FAP”). In September 2019, we acquired U.S. and global rights to FAP-2286, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

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

PTRT is an emerging class of drugs and it involves the administration via intravenous injection of a small amount of radioactive material – a radionuclide – that is combined with a peptide for use as a targeted pharmaceutical. The peptide is able to recognize and bind to specific targets on the cancer cells or in their microenvironment, and the intended result is to deliver a high dose of radiation to the tumor while sparing normal tissue because of its rapid systemic clearance. Radionuclides with different emission properties, primarily beta particles or more potent alpha particles, are used to deliver cytotoxic radiation to the tumor-associated targets. In order for the targeted radiopharmaceutical to be safe and efficacious, it must rapidly attach to cancer cells or in close vicinity to the cancer cells, be retained in or at the tumor site for a sufficient period of time that the radionuclide can have activity on the cancer cells, have minimal attachment to non-cancer cells, and then be rapidly cleared from the body. In most cases, the radionuclides may be visualized by using nuclear medicine imaging techniques to evaluate the specificity of the agent, supporting a precision medicine approach to delivery of the therapeutic form of the agent.

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

In addition, an evident biological rationale supports the combination of targeted radionuclide therapy with cancer therapies including PARP inhibitors and anti-PD(L)-1 agents. While our initial development focus will be on monotherapy with FAP-2286, we intend to explore these types of combinations pre-clinically and clinically as well.

The FAP-2286 product candidate consists of a peptide that selectively binds to FAP and a linker and site to which radioactive medical isotopes can be attached for use as an imaging agent or therapeutic agent. Our initial development plans include the use of gallium-68 (68Ga) as an imaging agent and lutetium-177 (177Lu) as a therapeutic agent.

The anti-tumor efficacy of 177Lu-FAP-2286 has been evaluated preclinically in FAP-expressing tumor models. Data presented at the 2020 ESMO Virtual Congress demonstrated that a single, IV dose of 177Lu-FAP-2286 resulted in statistically significant tumor growth inhibition in two different mouse xenograft models: (1) HEK293 cells stably transfected with human FAP (HEK-FAP); and (2) Sarc4809 sarcoma patient-derived xenograft model with endogenous FAP expression.

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

In December 2019, Professor Dr. Richard P. Baum reported his initial independent clinical experience with FAP-2286 in named-patient use in eleven patients at the International Centers for Precision Oncology Foundation Symposium in Bad Berka, Germany. At Prof. Dr. Baum’s clinic, FAP-2286 was linked to gallium-68 as a tumor-imaging compound using PET/CT scanning and to lutetium-177 as a therapeutic agent. While we were not provided the data behind his results and have not verified those results, we were encouraged by his presentation, and believe that his reported experience supports our pre-clinical and development plans.

As the early named patient use in Germany suggests, significant interest already exists within the academic community to explore the potential of FAP as an imaging and treatment target.

Our FAP-2286 Clinical Development Plan

In December 2020, we submitted two INDs for FAP-2286 for use as imaging and treatment agents, respectively, to support an initial Phase 1 study, designated the LuMIERE study, to determine the dose and tolerability of 177Lu-FAP-2286 as a therapeutic agent. Expansion cohorts are planned in multiple tumor types as part of a global development program. The INDs are expected to become effective following receipt and submission of satisfactory CMC data for the gallium-68 labeled imaging agent from clinical sites. The FAP-targeting imaging agent will be utilized to identify tumors that contain FAP for treatment in the Phase 1 clinical study, which we anticipate initiating in the first half of 2021. Studies of FAP-2286 linked to an alpha-emitter are also under consideration.

In addition to our planned study, the University of California San Francisco is sponsoring a separate, investigator-initiated imaging-only study with gallium-68 labelled FAP-2286 to evaluate FAP expression in multiple tumor types (NCT04621435); this study is enrolling patients. Data from the study is expected to inform indication selection for the LuMIERE Phase 2 expansion cohorts.

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

Targeting angiogenesis and immune checkpoint pathways may have a synergistic effect on antitumor activity. Angiogenesis has been shown to be immunosuppressive within the tumor microenvironment, dampening anti-tumor immune responses, according to Nature Reviews in Clinical Oncology (Fukumura 2018). Immune effects of angiogenesis include modulation of T-cell infiltration into the tumor, inhibition of dendritic cell maturation, and the modulation of cell adhesion molecules and immune cell populations. Inhibition of angiogenesis by small molecule RTK inhibitors or monoclonal antibodies may reverse immunosuppression. These data suggest the clinical activity of PD-(L)1 inhibitors may be enhanced through the inhibition of angiogenesis by lucitanib. Clovis preclinical studies of multiple syngeneic tumor models have shown that lucitanib in combination with a PD-1 inhibitor delivers superior activity. Multiple Phase 1-3 studies are examining the combination of angiogenesis and PD-(L)1 inhibitors in different indications.

Lucitanib inhibits the same three pathways as Lenvima (lenvatinib), which has shown encouraging results when combined with the PD-1 inhibitor Keytruda (pembrolizumab), and this combination has been approved by the FDA on an accelerated basis for the treatment of certain forms of endometrial cancer. This, together with preclinical data for lucitanib in combination with a PD(L)-1 inhibitor as described above, represent a scientific rationale for development of lucitanib in combination with a PD(L)-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb evaluating combinations with Opdivo.

LIO-1 is an open-label, Phase 1b/2 study (NCT04042116) of lucitanib in combination with Opdivo in advanced gynecologic cancers and other solid tumors to determine the recommended dose of lucitanib in combination with Opdivo in patients with an advanced solid tumor (Phase 1b); followed by evaluation of the safety and efficacy of lucitanib and Opdivo in patients with an advanced gynecological solid tumor (Phase 2), including ovarian, endometrial and cervical cancers. The primary efficacy endpoint of the LIO-1 study is ORR as assessed by the investigator according to RECIST v1.1.

Initial data presented at the 2020 ESMO Virtual Congress from the Phase 1b part of the study in patients with an advanced solid tumor (n=17) identified the recommended starting Phase 2 dose of oral lucitanib to be used in combination with Opdivo and showed promising signs of antitumor activity. The recommended oral starting dose of lucitanib was established as 6 mg once daily, to be given in combination with Opdivo at a fixed dose of 480 mg intravenously (IV) once every 28 days. Across three dose levels studied (6 mg, 8 mg and 10 mg) of lucitanib in combination with Opdivo at (480 mg once every 28 days), only one dose-limiting toxicity of Grade 3 proteinuria was observed among 17 patients, and there were no apparent differences in TEAE frequencies between dose levels. In this small patient population, TEAEs were consistent with those expected for lucitanib and Opdivo. The Phase 2 part of the study is currently enrolling. We expect to present interim data from LIO-1 at medical meetings in 2021, which are expected to include interim results from the ovarian and endometrial cancer expansion cohorts.

Preclinical and clinical data also support the potential activity of combining angiogenesis and PARP inhibition. According to Cancer Research and Molecular and Cellular Biology, there is a link between PARP inhibition and suppression of angiogenesis: chronic hypoxia induces down-regulation of BRCA1 and RAD51 and decreases homologous recombination in cancer cells. Clovis preclinical data in an ovarian tumor BRCA1mut syngeneic model showed the combination of lucitanib and rucaparib is more active than monotherapy than either lucitanib or rucaparib as a single agent and showed similar anti-tumor activity to rucaparib in combination with another oral VEGFR inhibitor. Published clinical data for the combination of another oral VEGFR inhibitor and PARP inhibitor in development further demonstrate the potential activity of the combination.

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

Rubraca Competition

Lynparza®/olaparib (AstraZeneca UK Limited) was the first PARP inhibitor to market and has been approved in the US in the following indications:

●	for the maintenance treatment of adult patients with deleterious or suspected deleterious germline or somatic BRCA-mutated (“gBRCAm” or “sBRCAm”) advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in complete or partial response to first-line platinum-based chemotherapy;
●	in combination with bevacizumab for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy and whose cancer is associated with HRD-positive status defined by either:
o	a deleterious or suspected deleterious BRCA mutation, and/or
o	genomic instability;
●	for the treatment of adult patients who have deleterious or suspected deleterious gBRCAm advanced ovarian cancer who have been treated with three or more prior lines of chemotherapy;
●	for the maintenance treatment of adult patients with recurrent epithelial, fallopian tube or primary peritoneal cancer, who are in a complete or partial response to platinum-based chemotherapy;
●	for the treatment of adult patients with deleterious or suspected deleterious gBRCAm, human epidermal growth factor receptor 2 (“HER2”)-negative metastatic breast cancer who have been treated with chemotherapy in the neoadjuvant, adjuvant, or metastatic setting;
●	for the maintenance treatment of adult patients with deleterious or suspected deleterious gBRCAm metastatic pancreatic adenocarcinoma whose disease has not progressed on at least 16 weeks of a first-line platinum-based chemotherapy regimen; and
●	for the treatment of adult patients with deleterious or suspected deleterious germline or somatic homologous recombination repair (“HRR”) gene-mutated mCRPC who have progressed following prior treatment with enzalutamide or abiraterone.

Lynparza is approved in Europe as monotherapy for the:

●	maintenance treatment of adult patients with advanced (FIGO stages III and IV) BRCA1/2-mutated (germline and/or somatic) high-grade epithelial ovarian, fallopian tube or primary peritoneal cancer who are in response (complete or partial) following completion of first-line platinum-based chemotherapy;
●	maintenance treatment of adult patients with platinum-sensitive relapsed high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in response (complete or partial) to platinum-based chemotherapy;
●	in combination with bevacizumab for the maintenance treatment of adult patients with advanced (FIGO stages III and IV) high-grade epithelial ovarian, fallopian tube or primary peritoneal cancer who are in response

(complete or partial) following completion of first-line platinum-based chemotherapy in combination with bevacizumab and whose cancer is associated with homologous recombination deficiency HRD-positive status defined by either a BRCA1/2 mutation and/or genomic instability;
●	treatment of adult patients with germline BRCA1/2-mutations, who have HER2 negative locally advanced or metastatic breast cancer. Patients should have previously been treated with an anthracycline and a taxane in the (neo)adjuvant or metastatic setting unless patients were not suitable for these treatments. Patients with hormone receptor-positive breast cancer should also have progressed on or after prior endocrine therapy, or be considered unsuitable for endocrine therapy;
●	for the maintenance treatment of adult patients with germline BRCA1/2-mutations who have metastatic adenocarcinoma of the pancreas and have not progressed after a minimum of 16 weeks of platinum treatment within a first-line chemotherapy regimen; and
●	for the treatment of adult patients with metastatic castration-resistant prostate cancer and BRCA1/2-mutations (germline and/or somatic) who have progressed following prior therapy that included a new hormonal agent.

AstraZeneca and Merck & Co., Inc. have a global strategic oncology collaboration to co-develop and co-commercialize Lynparza for multiple cancer types. Lynparza is being investigated, alone and in combination with other agents, in multiple indications across several tumor types.

Zejula®/niraparib (GlaxoSmithKline plc) was the first PARP inhibitor approved for maintenance in the recurrent setting and is approved in the United States in the following indications:

●	for the maintenance treatment of adult patients with advanced epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to first-line platinum-based chemotherapy;
●	for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy; and
●	for the treatment of adult patients with advanced ovarian, fallopian tube, or primary peritoneal cancer who have been treated with three or more prior chemotherapy regimens and whose cancer is associated with HRD-positive status defined by either:
o	a deleterious or suspected deleterious BRCA mutation, or
o	genomic instability and who have progressed more than six months after response to the last platinum-based chemotherapy.

Zejula is approved in Europe:

●	as monotherapy for the maintenance treatment of adult patients with platinum-sensitive relapsed high grade serous epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in response (complete or partial) to platinum-based chemotherapy; and
●	as monotherapy for the maintenance treatment of adult patients with advanced epithelial (FIGO Stages III and IV) high-grade ovarian, fallopian tube or primary peritoneal cancer who are in response (complete or partial) following completion of first-line platinum-based chemotherapy.

Additional clinical investigations of Zejula in ovarian, breast prostate and lung cancers are ongoing or planned. Janssen Pharmaceuticals has licensed rights to develop and commercialize niraparib specifically for patients with prostate cancer worldwide, except in Japan. Preliminary results announced in February and September 2019 for Janssen’s Phase 2 GALAHAD study evaluating niraparib in patients with mCRPC and DNA-repair pathway defects showed that approximately 40% of patients with a BRCA1/2 mutation demonstrated a RECIST response. In October 2019, niraparib was granted Breakthrough Therapy Designation based on data from the Phase 2 GALAHAD study.

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

Lucitanib Competition

Competitive threats to lucitanib include other inhibitors of VEGFR, PDGFR and FGFR, but most significantly Eisai Inc.’s Lenvima/lenvatinib. Lenvima is approved for the following indications in the United States:

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

FAP-2286 Competition

Competitive threats to our product candidate FAP-2286 include those that are currently approved and widely available or are established as standards of care for treatment indications that may be relevant for FAP-2286.

More generally, there is an increasing commitment of resources in the pharmaceutical industry to emerging areas such as antibody drug conjugate therapies and radio-labeled therapeutics and screening agents, which may in the future compete in the indications for which we choose to develop FAP-2286. For example, in June 2019, Sofie Biosciences licensed rights including small molecule inhibitors of FAP for imaging use from University Medical Centre Heidelberg. More recently, Point Biopharma has entered into an exclusive licensing agreement with Avacta to use their technology in the development of a range of FAP-activated radiopharmaceuticals.

In addition, other potential FAP-directed radionuclide therapeutics, small molecules, biologics, immunotherapies, and other treatment modalities that target FAP are at various stages of development. For example, AMG506 (also known as MP0310) is a multi-specific FAP x 4-1BB-targeting DARPin® biologic that is being developed by Amgen in collaboration with Molecular Partners, AG. AMG506 is being investigated in at least one clinical trial (NCT04049903 ) in patients with advanced solid tumors.

Roche also has several compounds that are being investigated. RO6874281 is a targeted immunocytokine that combines an engineered interleukin-2 variant (IL2v) with an antibody against FAP. RO6874813 (RG7386), a bispecific antibody that binds to FAP and death receptor 5 (DR5), is being studied in patients with advanced or metastatic solid tumors (NCT02558140).

PSIOxus Therapeutics is developing an oncolytic adenoviral vector (NG-641) designed to deliver genes to tumor cells that produce proteins targeting tumor-associated stromal fibroblasts. The NG-641 virus encodes genes for FAP-targeting bispecific T-cell activator (FAP-TAc), the chemokines CXCL9 and CXCL10, and interferon alpha. NG-641 is being investigated in patients with advanced solid tumors (NCT04053283).

Bioxcel Therapeutics is developing talabostat (BXCL701), a molecule that is designed to inhibit dipeptidyl peptidase (DPP) 8/9 and block immune evasion by targeting FAP. BXCL is being investigated in combination with pembrolizumab in patients with aggressive prostate cancer (NCT03910660) and pancreatic cancer (NCT04123574).

In addition, radionuclide therapeutics with targets other than FAP may compete with FAP-2286 if they target the same tumor type. For example, in September 2017, Endocyte, Inc. licensed rights to develop and commercialize agents targeting prostate-specific membrane antigen, including the drug candidate 177Lu-PSMA-617, a radioligand therapeutic, from ABX GmbH. Endocyte was acquired by Novartis in 2018, and 177Lu-PSMA-617 is currently in a phase 3 trial (NCT03511664) for the treatment of metastatic castration-resistant prostate cancer. In addition, other targeted radionuclide therapeutics are in earlier stage clinical development, including but not limited to 3BP-227 (Ipsen) which targets neurotensin receptor type 1, BAY2287411 (Bayer) which targets mesothelin, BAY2701439 (Bayer) which targets HER-2, and BAY 2315497 (Bayer) which targets PSMA.

Furthermore, universities and private and public research institutes are active in cancer research, the results of which may result in direct competition with FAP-2286. For example, the German Center of Cancer Research and University Medical Center Heidelberg, the owners of the patent rights to PSMA 617 (which were licensed to ABX and, in turn, to Novartis), are continuing to engage in research relating to radioligand therapeutics.

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

Advenchen Laboratories LLC

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

Government Regulation

Government authorities in the United States (including federal, state and local authorities) and in other countries, extensively regulate, among other things, the manufacturing, research and clinical development, marketing, labeling and packaging, storage, distribution, post-approval monitoring and reporting, advertising and promotion, pricing and export and import of pharmaceutical products such as Rubraca and our other product candidates. Our product candidates must be approved by the FDA through the NDA process before they may be legally placed on the market in the United States. In the European Union, a product requires approval from the European Commission (“EC”) following a favorable assessment from the European Medicines Agency (“EMA”) through the marketing authorization application (“MAA”) process for a product falling within the scope of the centralized procedure or a national MAA process (albeit through mutual recognition or decentralized procedure). Our product candidates will be subject to similar requirements in other countries prior to marketing in those countries. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Moreover, failure to comply with applicable regulatory requirements may result in, among other things, warning letters, clinical holds, civil or criminal penalties, recall or seizure of products, injunction, disbarment, partial or total suspension of production or withdrawal of the product from the market.

U.S. Government Regulation

In the United States, the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process required by the FDA before product candidates may be marketed in the United States generally involves the following:

●	completion of extensive non-clinical laboratory tests (evaluations of product chemistry, toxicity and formulation) and non-clinical animal studies, all performed in accordance with the FDA’s Good Laboratory Practice regulations;
●	submission to the FDA of an IND which must become effective before human clinical trials may begin and must be updated at least annually;
●	performance of adequate and well-controlled human clinical trials to establish the safety and efficacy of the product candidate for each proposed indication;
●	submission to the FDA of a marketing authorization application in the form of an NDA for the initial commercial sale of a product, or of a sNDA, for approval of a new indication if the product is already approved for another indication;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facilities at which the active pharmaceutical ingredient (“API”) and finished drug product are produced and tested to assess compliance with current Good Manufacturing Practices (“cGMP”) and/or sites involved in clinical studies to assess compliance with Good Clinical Practices (“GCP”);
●	if FDA convenes an advisory committee, satisfactory completion of the advisory committee review; and
●	FDA review and approval of the marketing authorization application and product prescribing information prior to any commercial marketing or sale of the drug for the intended use.

An IND is a request for authorization from the FDA to administer a product candidate to humans for further research of the drug candidate’s safety and/or efficacy. The central focus of an IND submission is on the general investigational plan for the drug candidate and the protocol(s) for human studies. The IND also includes results of animal studies or other human studies, as appropriate, as well as manufacturing information, analytical data and any available clinical data or literature to support the use of the product candidate. An IND must become effective before human clinical trials may begin. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical trials, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND may be placed on clinical hold requiring delay of a proposed clinical investigation, and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical trials can begin. Accordingly, submission of an IND may or may not result in the FDA allowing clinical trials to commence.

Clinical trials involve the administration of the drug candidate to human subjects under the supervision of qualified investigators and in accordance with GCP, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the efficacy criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. Additionally, approval must also be obtained from an Institutional Review Board (“IRB”) for each medical center proposing to conduct the clinical trial before the trials may be initiated, and the IRB must monitor the study until completed. Clinical trials are subject to central registration and results reporting requirements, such as on www.clinicaltrials.gov.

The clinical investigation of a product candidate is generally divided into three phases. Although the phases are usually conducted sequentially, they may overlap or be combined. The three phases of an investigation are as follows:

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

Human clinical trials are inherently uncertain, and Phase 1, Phase 2 and Phase 3 testing may not be successfully completed. The FDA, an IRB or the clinical trial sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as an Independent Data Monitoring Committee (“IDMC”). The IDMC receives special access to un-blinded data during the clinical trial and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. We may also suspend or terminate a clinical trial based on evolving business objectives and/or competitive climate.

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

Medicines can be authorized in the EU by using either the centralized authorization procedure or national authorization procedures. Under the centralized procedure, marketing authorization applications are submitted to the

EMA whose CHMP reviews the application and issues an opinion on it. The opinion is considered by the EC which is responsible for deciding applications. If the application is approved, the EC grants a single marketing authorization that is valid for all EU member states as well as Iceland, Liechtenstein and Norway. The centralized procedure is compulsory for human medicines that contain a new active substance indicated for the treatment of certain diseases, including cancer.

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

As result of the United Kingdom (“UK”) leaving the EU, the UK is no longer part of the harmonized EU medicines network. The UK government introduced legislation to allow the continued registration, sale and access to medicinal products including regulation to allow implementation of the Northern Ireland Protocol. A comprehensive national regime for the authorization of medicinal products for human use; for the manufacture, import, distribution, sale and supply of those products; for their labelling and advertising; and for pharmacovigilance have been introduced. In Northern Ireland the, EU regulations will continue to apply in accordance with the Northern Ireland Protocol.

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

In Europe, orphan drug designation also entitles a party to financial incentives such as reduction of fees or fee waivers and 10 years of market exclusivity is granted following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Pharmaceutical Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of Rubraca and any other drug products for which we obtain regulatory approval. In the United States and markets in other countries, sales of approved pharmaceutical products depend in part on the availability of reimbursement from third-party payors. Third-party payors include government health administrative authorities, managed care providers, public and private health insurers and other organizations. The process for determining whether a payor will provide coverage for a drug product may be separate from the process for setting the price or reimbursement rate that the payor will pay for the drug product. Third-party payors may limit coverage to specific drug products on an approved list, or formulary, which might not include all of the FDA-approved or European Commission/specific country-approved drugs for a particular indication (or all indications for an approved drug). Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services and imposing controls to manage costs. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost effectiveness of our products, in addition to the costs required to obtain approvals. The development of a product dossier and a Budget Impact Model may be helpful in assisting the payors in evaluating cost effectiveness. In any event, our approved products may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be established. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. Third-party payors impose price protection in their contracts with manufacturers to limit the manufacturer’s ability to increase price in exchange of providing equal access to the drug product vs. other competing drugs.

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

Since its enactment, there have been legal and Congressional challenges to repeal and replace certain aspects of the Affordable Care Act . Most recently, the Tax Cuts and Jobs Act was enacted, which, among other things, removed penalties for not complying with Affordable Care Act’s individual mandate to carry health insurance. The Trump administration pursued several initiatives designed to delay the implementation of certain provisions of the Affordable Care Act or otherwise circumvent some of the requirements for health insurance mandated by the Affordable Care Act. There is uncertainty with respect to the impact President Biden’s administration and the U.S. Congress may have, if any, and any changes will likely take time to unfold, and could have an impact on coverage and reimbursement for healthcare items and services covered by plans that were authorized by the Affordable Care Act.

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

Different pricing and reimbursement schemes exist in other countries and vary widely from country to country. In Europe, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund the cost of those products to consumers. These jurisdictions operate a system under which products may only be marketed once a reimbursement price has been agreed for a defined population that, depending on country-specific negotiations, could be equal to European Commission-granted indication or a restricted population. To obtain reimbursement and pricing approval in Europe, some of these European countries may require additional economic evidence. In European countries, repeating price/reimbursement negotiations take place depending on local healthcare situations and can lead to lower reimbursed prices over time.

The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasing high barriers are being erected to the entry of new products. In addition, in some countries, especially in Europe, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. In particular, for each new indication, new negotiations are required to obtain reimbursement in European countries; also, pricing negotiations in European countries are often linked to baskets of comparator countries; due to Brexit, it is currently unclear whether changes in country baskets will take place anytime soon. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in Europe do not follow price structures of the United States and generally prices tend to be significantly lower.

The marketability of any products for which we receive regulatory approval for commercial sale may be impacted by government and third-party coverage and reimbursement decisions. In addition, emphasis on reducing the rate of healthcare spending in the United States has increased, and we expect will continue to increase the pressure on pharmaceutical pricing. There has been particular and increasing legislative interest in the United States with respect to drug pricing practices, particularly with respect to drugs that have been subject to relatively large price increases over relatively short time periods. Certain independent charitable foundations operate programs that provide grants to defray medical expenses (including cost-sharing obligations for drug treatments and health insurance premiums) for patients who meet certain financial need criteria and suffer from specific chronic illnesses or rare disorders. There has been recent enforcement interest regarding donations by pharmaceutical manufacturers to such foundations on the bases that such donations were used in part to guide patients to those donors’ products or that the donors obtained data on how the donations were used, including how often donations correlate to the frequency of referrals to donors’ products. There have been several U.S. Congressional inquiries and proposed bills designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

Coverage policies and third-party reimbursement rates may change at any time in the U.S. and Europe. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

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

The federal civil False Claims Act imposes liability on any person who, among other things, knowingly presents, or causes to be presented, a false or fraudulent claim for payment by a federal program, including federal healthcare programs. The “qui tam” provisions of the False Claims Act allow a private individual to bring civil actions on behalf of the federal government alleging that the defendant has submitted a false claim to the federal government, and to share in any monetary recovery. In addition, various states have enacted false claims laws analogous to the False Claims Act. Many of these state laws apply where a claim is submitted to any third-party payor and not merely a federal healthcare program. When an entity is determined to have violated the federal False Claims Act, it may be required to pay up to three times the actual damages sustained by the government, plus civil fines and penalties.

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

In addition to the laws described above, drug manufacturers must report to CMS payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information to CMS may result in civil monetary penalties of up to an aggregate of $176,495 per year (or up to an aggregate of $1.176 million per year for “knowing failures”), adjusted for inflation, for all payments, transfers of value, or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Applicable drug manufacturers are required to collect data for each calendar year and submit reports to CMS by March 31st of each subsequent calendar year. In addition, there is also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws impose administrative and compliance burdens that may affect our sales, marketing, and other promotional activities.

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

Also, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) outlines several federal crimes, including health care fraud and false statements relating to health care matters. Most healthcare providers who are expected to prescribe our products and from whom we obtain patient health information are subject to privacy and security requirements under HIPAA. Although we are not directly subject to HIPAA, we could be subject to criminal penalties if we knowingly obtain individually identifiable health information from a HIPAA-covered entity in a manner that is not authorized or permitted by HIPAA. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The privacy and protection of consumer information remains a developing area and we continue to monitor legislative and regulatory developments both in the United States as well as Europe. For example, the California Consumer Privacy Act (“CCPA”) became effective on January 1, 2020 and, as enacted, requires us to make new disclosures to consumers about our data collection, use, and sharing practices. It also provides a cause of action for data breaches. Beyond California, many other states are developing their own data privacy protections, which, along with the CCPA, could create liability for us or increase our cost of doing business. Other countries also have, or are developing, laws governing the collection, use and transmission of personal information. For example, the General Data Protection Regulation (Regulation (EU) 2016/679), the U.K.’s Data Protection Act 2018 and the Swiss Federal Data Protection Act and Data Protection Ordinance, regulate the processing of personal data within the U.K., the EU and between countries in the EU, U.K. and countries outside of the EU and U.K., including the U.S. Failure to provide adequate privacy protections and maintain compliance with the EU, U.K. and Swiss Privacy Laws, could jeopardize business transactions across borders and result in significant penalties. Similar to the impact of the CCPA or other U.S. state frameworks, these European laws could create liability for us or increase our cost of doing business.

Regulation of Diagnostic Tests

In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, non-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Diagnostic tests are classified as medical devices under the FDCA. Unless an exemption applies, diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution, depending on their classification by FDA.

In the United States, devices are classified into one of three classes (Class I, II, or III) based on the controls deemed necessary by the FDA to reasonably ensure their safety and effectiveness. Class I and II devices are subject to general controls including, but not limited to, performance standards, premarket notification, also called 510(k) clearance, and post market surveillance. Class III devices are those that either support or sustains human life, are of substantial importance in preventing impairment of human health, or present a potential, unreasonable risk of illness or injury. Class III devices are subject to more rigorous review and approval requirements than Class I or II, known as a premarket approval, or PMA approval. Because the diagnostic tests being developed by our third-party collaborators are of substantial importance in preventing impairment of human health, they are considered Class III devices, subject to the PMA approval process.

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

Patents and Proprietary Rights

The proprietary nature of, and protection for, our product candidates, technology and know-how are important to our business. Our success depends in part on our ability to protect the proprietary nature of our product candidates, technology, and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing our proprietary rights. We seek patent protection in the United States and internationally for our product candidates and other technology. Our policy is to patent or in-license the technology, inventions and improvements that we consider important to the development of our business. We also rely on trade secrets, know-how and continuing innovation to develop and maintain our competitive position. We cannot be sure that patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents granted to us in the future will be commercially useful in protecting our technology.

In June 2011, we obtained an exclusive, worldwide license from Pfizer to develop and commercialize rucaparib. In April 2012, we obtained an exclusive license from AstraZeneca under a family of patents and patent applications which permits the development and commercialization of rucaparib for certain methods of treating patients with PARP inhibitors.

We were granted patent term extension to November 22, 2023 under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) for U.S. Patent 6,495,541 directed to the rucaparib composition of matter. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms, and formulations with expiration dates through potentially 2035. These patents and patent applications include the rucaparib camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031, and a patent family directed to high dosage strength rucaparib tablets, which expires in 2035. To date, the rucaparib camsylate salt/polymorph patents issued in 51 jurisdictions (including the United States and Europe), with applications pending in 7 jurisdictions. Patents directed to the high dosage strength rucaparib tablets, including all commercial dosage strengths, issued in the United States and 5 other jurisdictions, and applications are pending in 13 jurisdictions, including before the European Patent Office. United States patents with claims that cover Rubraca and its uses are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

Because Rubraca does not contain a previously approved active ingredient, the Hatch-Waxman Act provides a five-year period of new chemical entity (“NCE”) exclusivity following its December 19, 2016 approval during which time generic competitors cannot file an Abbreviated New Drug Application (“ANDA”) for a generic version of Rubraca, unless the submission contains a Paragraph IV Certification that one or more patents listed in the Orange Book for Rubraca are invalid, unenforceable or will not be infringed by a proposed ANDA product, in which case the submission may be made four years following the original drug approval. That is, under the provisions of the Hatch-Waxman Act, December 19, 2020 was the earliest date that a generic competitor could submit an ANDA to the FDA requesting permission to market a generic version of Rubraca. To date, we do not have an indication that an ANDA has been filed. However, a generic company may have submitted an ANDA, for which we would receive a Paragraph IV Notice Letter in the future. If a Paragraph IV Certification is made, the generic company is required to provide a Paragraph IV Notice Letter advising Clovis of the certification. If that occurs, Clovis will have the opportunity to bring a patent infringement action against the generic company. If such a suit is filed within the 45-day period following receipt of the Paragraph IV Notice Letter, the Hatch-Waxman Act provides for a 30-month stay on FDA’s ability to grant final approval of the proposed generic product. The 30-month stay generally runs from the date the Paragraph IV Notice Letter is received. However, when a Paragraph IV certification is received during the five-year period of NCE exclusivity following the date of first NDA approval, the thirty-month stay extends from five years after the date that product was first approved. The 30-month stay may be shortened or lengthened, including due to a settlement of a lawsuit, a court order (including a decision by the district court on the merits of the case), or patent expiration.

Two European patents in the rucaparib camsylate salt/polymorph patent family (European Patent 2534153 and its divisional European Patent 3150610) were opposed. In particular, opposition notices against European Patent 2534153 were filed by two parties on June 20, 2017. During an oral hearing that took place on December 4, 2018, the European Patent Office’s Opposition Division maintained European Patent 2534153 in amended and narrowed form with claims to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal AG, appealed the written decision of the European Opposition Division and filed reply appeal briefs in November 2019. An opposition against European Patent 3150610 was filed by Generics (UK) Limited on April 30, 2020 on grounds similar to those raised in the opposition notices against European Patent 2534153, which grounds are common in such proceedings. Moreover, these grounds of opposition, as well as documents based on which lack of patentability has been alleged, were considered by the European Patent Office during the examination stage, and the claims were deemed to comply with the applicable law when granting the patent. Clovis responded to the opposition notice in European Patent 3150610 on January 8, 2021, amending the claims to be directed to the use of rucaparib maleate in a method of inhibiting PARP activity or treating cancer. A preliminary opinion and summons to oral proceedings were issued on January 26, 2021. The oral hearing is scheduled for November 18, 2021. The preliminary opinion provides a non-binding indication of the Opposition Division’s initial view based on the documents that have thus far been submitted, which agrees with our positions on a number of grounds of opposition and agrees with an objection made by the opponent, but only with respect to some of the claims. We have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. While the ultimate results of patent challenges can be difficult to predict, it is our view that a number of factors support patentability, and we believe a successful challenge of all claims would be difficult.

We have filed for patent term extension under a supplementary protection certificate for Rubraca based on European Patent 2534153 and believe that extension could be available to 2033. Additionally, in Europe, regulatory exclusivity is available for ten years, plus one year for a new indication; therefore, we have regulatory exclusivity for Rubraca in Europe until 2028, and if an additional indication is approved, until 2029.

We obtained rights to lucitanib by acquiring EOS in November 2013, along with its license agreement with Advenchen. We have rights to develop and commercialize lucitanib on a global basis, excluding China. Composition of matter and method of use patent protection for lucitanib and a group of structurally-related compounds is issued in the United States, Europe, and Japan and is issued or pending in other jurisdictions. In the United States, the composition of matter patent will expire in 2030, and in other jurisdictions, it expires in 2028. We believe that patent term extension could be available to extend our composition of matter patent up to five years beyond the scheduled expiration under the

Hatch-Waxman Act in the United States, and similar provisions in other jurisdictions. Additionally, patents directed to methods of manufacturing lucitanib are issued in the United States, Europe, Japan, and China.

In September 2019, we acquired rights from 3BP to develop and commercialize a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein alpha (“FAP”), including FAP-2286. We hold global development rights, and U.S. and global commercialization rights, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. Patent applications are pending that claim FAP-2286 generically and specifically (including with respect to composition of matter) that, if issued, would have expiration dates in 2040.

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

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries or jurisdictions in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, a patent’s term may be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. PTO in granting a patent or may be shortened if a patent is terminally disclaimed over another patent.

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

In addition, we have sought and intend to continue seeking orphan drug status whenever it is available. If a product which has an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to orphan exclusivity, meaning that the applicable regulatory authority may not approve any other applications to market the same drug for the same indication, except in certain very limited circumstances, for a period of seven years in the United States and ten years in Europe. Orphan drug designation does not prevent competitors from developing or marketing different drugs for an indication.

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

We have developed the process for manufacturing Rubraca’s active pharmaceutical ingredient (“API”) to a degree sufficient to meet clinical demands and projected commercial requirements. Manufacturing of Rubraca API is being performed by Lonza Ltd (“Lonza”). Manufacturing operations for an advanced intermediate, which is the inventory prior to conversion to API, was expanded to a second Lonza site during 2019. The Rubraca drug product formulation and manufacturing process to produce that formulation have been developed to a degree sufficient to meet clinical demands and projected commercial requirements. A single third-party CMO capable of both formulation development and drug product manufacturing is currently producing the Rubraca drug product.

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

Lucitanib

The API for lucitanib is currently being produced by a CMO. To date, the current production process has been sufficient to satisfy immediate clinical demands. We may undertake additional development work to further optimize the active pharmaceutical ingredient manufacturing process. The finished drug product for lucitanib is currently being manufactured at a CMO. The current product and process are sufficiently developed to meet immediate clinical demands. Additional scale-up work and/or additional production capacity will be necessary to support larger clinical development or commercialization requirements.

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

In October 2020, we adopted a new U.S. commercial strategy to address a challenging sales environment resulting from a trend toward reduced in-person access for oncology commercial teams to oncology practices in general, which has been further accelerated by COVID-19, which has severely limited oncology patient visits and cancer diagnoses. Physicians increasingly prefer digital communications and virtual peer-to-peer interactions which they can access when they choose. The new hybrid strategy elevates digital programming, virtual communication and peer-to-peer interactions while reducing in-person promotion, and the remaining in-person activities will be much more targeted. This hybrid strategy does not require as large a U.S. commercial organization, and in early November the size of the organization was reduced by approximately 45 employees, resulting in a U.S. commercial team of approximately 85 employees.

Customers

We are currently approved to sell Rubraca in the U.S. and Europe markets. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently sell our products to patients and health care providers. We do not believe the loss of one of these customers would significantly impact the ability to distribute our product as we expect that sales volume would be absorbed evenly by the remaining customers. Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

Employees

As of February 12, 2021, we had 429 employees, of which 291 were employed in the U.S. and 138 were employed outside of the U.S. None of our U.S. employees are represented by labor unions, and a very small number of international employees are covered by collective bargaining agreements.

Our success depends upon our ability to retain and attract highly qualified management and technical personnel. Talent management is critical to our ability to execute on our long-term growth strategy. We appreciate the importance of retention, growth and development of our employees. We continue to be committed to an inclusive culture which values equality, opportunity and respect. In support of our inclusive culture, we believe we offer competitive compensation and benefits, including an annual pay gap assessment; provide respectful workplace training to strengthen employee understanding; and strive to recruit a diverse talent pool across all levels of the organization.

Employee safety and wellbeing is of paramount importance to us in any year and was of particular focus in our fiscal year 2020 in light of COVID-19. In response to the pandemic, we provided productivity and collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams. In addition, we enhanced and promoted programs to support our employees’ physical and mental wellbeing.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

●	the impact of the COVID-19 pandemic on our revenues and our ability to continue to operate our business;
●	we will require substantial additional funding which may not be available to us on acceptable terms, or at all, and failure to obtain additional funding may impact our ability to continue our development programs and successfully commercialize Rubraca;
●	servicing our long-term debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt, a portion of which is due this year;
●	we have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future;
●	we may not be able to raise the funds necessary to repay our debt upon a fundamental change, and provisions in our debt could delay or prevent an otherwise beneficial takeover of us;
●	we are highly dependent on revenues from the sale of Rubraca, and the rate and degree of market acceptance and commercial viability, including the safety, efficacy and potency of Rubraca and our other product candidates may limit the commercial success of Rubraca;

●	if our sales, marketing and distribution capabilities for Rubraca or other product candidates for which we obtain marketing approval are inadequate, we may be unable to generate sufficient revenue from sales of our products;
●	we cannot give any assurance that the Rubraca development program in other lines of therapies and indications will be successful or that our other product candidates will receive regulatory approval;
●	our expectations regarding the FDA and other regulatory authorities’ interpretation of our data and information on our product candidates and the impact on our business of the FDA’s and other regulatory authorities’ interpretation of our submissions, filing decisions by the FDA and other regulatory authorities, potential advisory committee meeting dates and advisory committee recommendations, and FDA and other regulatory authorities product approval decisions and related timelines;
●	the success of competing drugs that are or become available;
●	the success and timing of our non-clinical studies and clinical trials;
●	our ability to verify the clinical benefit of Rubraca through our confirmatory trials and to satisfy other post-marketing requirements and post-marketing commitments, our ability to obtain and maintain regulatory approval of Rubraca and our other product candidates, and the labeling under Rubraca and any other approval we may obtain;
●	our ability to engage and retain third-party manufacturers with sufficient capability and capacity to support the commercialization of Rubraca and our other product candidates, and the performance of such third-party manufacturers;
●	our ability to obtain and maintain intellectual property protection for our product candidates, including our ability to defend our intellectual property against challenges;
●	our ability to maintain our collaborations with our licensing partners to develop our product candidates;
●	the size and growth of potential markets for our product candidates and our ability to serve those markets;
●	the loss of key scientific or management personnel;
●	regulatory developments in the United States and foreign countries;
●	our operating results are difficult to predict and may fluctuate, and if our operating results are below the expectations of investors or analysts, the trading price of our stock could decline;
●	the price of our stock has been, and may continue to be volatile, which will impact the value of your investment and our ability to raise additional capital on favorable terms, or at all;
●	future sales and issuances of our common stock or rights to purchase our common stock, including through our equity incentive plans, could result in dilution of your investment and cause our stock price to fall.

Risks Related to the COVID-19 Pandemic

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

Our ability to generate product revenue for the year and quarter ended December 31, 2020 was negatively affected by the COVID-19 pandemic due to fewer diagnoses and fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus. We anticipate that the outbreak will likely have a significant impact on our business in future quarters, and cannot currently predict the extent or duration of that impact.

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

Furthermore, our clinical trials may be affected by the COVID-19 outbreak. Although we did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the year ended December 31, 2020, we could see material disruption during 2021. During the second quarter of 2020, we observed a slight decrease in the rate of enrollment in ATHENA, our largest clinical trial, however we completed target enrollment in ATHENA in that quarter. As the outbreak persists in countries in which we conduct or plan to conduct our clinical trials, activities such as site initiation, patient enrollment, trial data collection, and site monitoring visits may be delayed or stalled due to travel and access restrictions, diversion of healthcare resources toward the COVID-19 outbreak, which we have already seen in certain of our trial sites, patient or staff unwillingness to visit hospitals and clinics and participate in our trials, or quarantines and other restrictions that may impede patient or staff movement and study drug availability at trial sites, interrupt healthcare services or otherwise prevent patient compliance with clinical trial protocols. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

Risks Related to Our Financial Position and Capital Requirements

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

Based on current estimates, we believe that our existing cash, cash equivalents and available-for-sale securities will allow us to fund our operating plan through at least the next 12 months. We do not have any material committed external source of funds or other support for our development efforts, other than the ATHENA clinical trial financing agreement with certain affiliates of Sixth Street Partners, LLC (“Sixth Street”) to support the funding of the ATHENA trial.

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

As of December 31, 2020, we had $64.4 million outstanding aggregate principal amount of 2.5% convertible senior notes due 2021 (the “2021 Notes”), $300.0 million outstanding aggregate principal amount of 1.25% convertible senior notes due 2025 (the “2025 Notes”), $85.8 million outstanding aggregate principal amount of 4.50% convertible senior notes due 2024 (the “2024 Notes (2019 Issuance)”), and $57.5 million outstanding aggregate principal amount of a new series of 4.50% Convertible Senior Notes due 2024 (the “2024 Notes (2020 Issuance)” and together with the 2021 Notes, 2024 Notes and 2025 Notes, the “Notes”). In addition, as of December 31, 2020, we had $99.8 million outstanding aggregate principal amount pursuant to our ATHENA clinical trial financing agreement. The $64.4 million in outstanding aggregate principal amount of the 2021 Notes is due on September 15, 2021, and we are obligated to begin repaying the ATHENA clinical trial financing on a quarterly basis, beginning on the earliest to occur of (i) the termination of the ATHENA Trial, (ii) the approval by the FDA of an update to the label portion of the Rubraca new drug application (“NDA”) to include in such label the treatment of an indication resulting from the ATHENA Trial, (iii) the date on which we determine that the results of the ATHENA Trial are insufficient to achieve such an expansion of the Rubraca label to cover an indication based on the ATHENA Trial and (iv) September 30, 2022 (the “Repayment Start Date”).

Our ability to make scheduled payments of interest and principal on the Notes, to pay the repurchase price for the Notes on a fundamental change or to begin repaying the ATHENA clinical trial financing when due, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. We may not have sufficient cash in the future to service our debt. If we are unable to generate such cash flow or secure additional sources of funding, we may be required to adopt one or more alternatives, such as restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. For example, we were able to refinance a portion of the 2021 Notes from the proceeds of the issuance of the 2024 Notes, but the terms of the 2024 Notes are not as favorable from a financial perspective as the 2021 Notes and our stock price declined significantly upon the issuance of the 2024 Notes in part as a result of the assumed significant dilutive impact any future conversion of these Notes would have on our common stock. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms. If we fail to meet our obligations under the Notes, we will be in default, which may also cause a default under, and an acceleration of, our other debt obligations.

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future, which makes it difficult to assess our future viability.

We are a biopharmaceutical company with a limited operating history. Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We have focused primarily on in-licensing and developing our products. We are not profitable and have incurred losses in each year since our inception in April 2009. We have only a limited operating history upon which you can evaluate our business and prospects. There are many risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical area. Two of our earlier product candidates, CO-101 and CO-1686, encountered development and/or regulatory setbacks after initial promising data, leading us to discontinue enrollment in then-ongoing clinical trials. We have received regulatory approval to market Rubraca in the U.S. and in Europe, but do not know whether Rubraca will be approved in other jurisdictions or in additional tumor types and indications, or whether it will achieve market acceptance and be commercially successful in the long run. We have only recently started to generate revenues from product sales, but these revenues have not been sufficient and won’t be sufficient in the near term, to support our operations. We continue to incur significant research and development and other expenses related to our ongoing operations. For the years ended December 31, 2020, 2019 and 2018, we had net losses of $369.2 million, $400.4 million and $368.0 million, respectively. As of December 31, 2020, we had an accumulated deficit of $2,612.7 million. We expect to continue to incur losses for the foreseeable future. As such, we are subject to all of the risks incident to the development of new biopharmaceutical products and related companion diagnostics, and we may encounter unforeseen expenses, difficulties, complications, regulatory scrutiny, delays and other unknown factors that may adversely affect our business. If any of our product candidates fail in clinical trials or do not gain regulatory approval, or if Rubraca or any of our product candidates, if approved, fail to achieve market acceptance, we may never become profitable. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We may not be able to raise the funds necessary to repurchase the Notes upon a fundamental change, or the ATHENA clinical trial financing agreement upon a change of control, and our future and current debt may contain limitations on our ability to repurchase the Notes.

If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the Notes, holders may require us to repurchase for cash all or any portion of the Notes at a fundamental change repurchase price equal to 100% of the principal amount of the Notes to be repurchased plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. In addition, in the event of a change of control of us, we must pay to the lenders under the ATHENA clinical trial financing agreement, 1.75 times the amount we have borrowed thereunder if the change of control occurs prior to the Repayment Start Date, or 2 times the amount we have borrowed thereunder if the change of control occurs after the Repayment Start Date (minus the amount of all quarterly payments previously paid to the lenders) (the “Discharge Amount”). We may not have or be able to borrow the funds required to repurchase the Notes on the fundamental change repurchase date. In addition, our ability to repurchase the Notes may otherwise be limited by law, regulatory authority or agreements governing our future indebtedness, including limitations on repurchase of certain debt set forth in the ATHENA clinical trial financing agreement. Our failure to repurchase the Notes at a time when the repurchase is required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing other current indebtedness, such as the ATHENA clinical trial financing agreement, or our future indebtedness. For example, an event of default under the ATHENA clinical trial financing agreement (which includes, among other events, breaches or defaults under or terminations of our material in-license agreements related to Rubraca and defaults under our other material indebtedness), the lenders have the right to declare the Discharge Amount to be immediately due and payable. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes when required.

We may incur substantially more debt or take other actions which would intensify the risks discussed above; and we may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Notes, the ATHENA clinical trial financing agreement and any future indebtedness we may incur.

We may incur substantial additional debt in the future, subject to the restrictions contained in any debt instruments that we enter into in the future, some of which may be secured debt, such as the ATHENA clinical trial financing agreement. We are not restricted under the terms of the indenture governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt or taking a number of other actions that are not limited by the terms of the indenture governing the Notes that could have the effect of diminishing our ability to make payments on the Notes or the ATHENA clinical trial financing agreement when due. Our ability to refinance the Notes or future indebtedness will depend on the capital markets and our financial condition at such time. In addition, agreements that govern any future indebtedness that we may incur may contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default that, if not cured or waived, could result in the acceleration of some or all of our debt.

Provisions in the indenture and the ATHENA clinical trial financing agreement could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Notes and the indentures governing the Notes, and in the ATHENA clinical trial financing agreement, could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then holders will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Notes, the indentures governing the Notes and the ATHENA clinical trial financing agreement could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders or holders of our common stock may view as favorable.

Risks Related to Our Business and Industry

We are highly dependent on the commercial success of Rubraca; Rubraca may not achieve market acceptance and may not be commercially successful and we may not attain profitability and positive cash flow from operations.

Rubraca is commercially available in the U.S. and Europe. The degree of market acceptance and the commercial success of Rubraca will depend on a number of factors, including:

●	the effectiveness of our sales and marketing strategy and operations;
●	maintaining compliance with all regulatory requirements applicable to Rubraca and our commercial activities, including the post-marketing requirements and post-marketing commitments required by the FDA and the EMA, to verify Rubraca’s clinical benefit or safety by completing certain confirmatory trials, pharmacology studies and additional diagnostic development;
●	the acceptance of Rubraca by patients and the medical community and the availability, perceived advantages and relative cost, safety and efficacy of alternative and competing products and therapies;
●	the continued acceptable safety profile of Rubraca and the occurrence of any unexpected side effects, adverse reactions or misuse, or any unfavorable publicity in these areas;
●	the ability of our third-party manufacturers to manufacture commercial supplies of Rubraca, to remain in good standing with regulatory agencies, and to develop, validate and maintain commercially viable manufacturing processes that are, to the extent required, compliant with cGMP regulations;

●	the availability of coverage and adequate reimbursement from managed care plans, private health insurers and other third-party payors and the willingness and ability of patients to pay for Rubraca;
●	the development or commercialization of competing products or therapies;
●	marketing and distribution support for Rubraca, including the degree to which the approved labeling supports promotional initiatives for commercial success;
●	the actual market size for Rubraca, which may be different than expected;
●	our ability to enforce our intellectual property rights in and to Rubraca;
●	our ability to avoid third party patent interference or patent infringement claims; and
●	our ability to obtain regulatory approvals, including for pricing and reimbursement, to commercialize Rubraca in markets outside of the U.S. and Europe.

As many of these factors are beyond our control, we cannot assure you that we will be able to continue to grow meaningful revenue through the sale of Rubraca. In addition, we may experience significant fluctuations in sales of Rubraca from period to period. We have two other product candidates, lucitanib, in clinical development and FAP-2286 in pre-clinical development. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any other territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

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

With respect to our product candidates, we may elect to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of our own sales force and distribution systems in certain territories. To the extent that we enter into licensing or co-promotion arrangements for any of our product candidates, our product revenue may be lower than if we directly marketed or sold our approved products. In addition, any revenue we receive as a result of such arrangements would depend in whole or in part upon the efforts of such third parties, which may not be successful and are generally not within our control. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates that receive regulatory approval. If we are not successful in commercializing our product candidates, either on our own or through collaborations with one or more third parties, our future product revenue will suffer, and we may incur significant additional losses.

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

Each of our product candidates requires clinical development, management of clinical, non-clinical and manufacturing activities, regulatory approval in multiple jurisdictions, obtaining manufacturing supply, building of a commercial organization and significant marketing efforts in order to generate any revenues from product sales. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities. To date, we have received regulatory approval from the FDA and EMA to market Rubraca in the United States and Europe, respectively. We may not receive regulatory approvals for Rubraca for broader indications and lines of therapy or other tumor types and we may never receive regulatory approval for other product candidates. In addition, certain of our product development plans may contemplate the development of companion diagnostics by third-party collaborators. Companion diagnostics are subject to regulation as medical devices and must themselves be approved for marketing by the FDA or certain other foreign regulatory agencies before our product candidates may be commercialized.

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

We plan to seek regulatory approval to commercialize our product candidates, and for other indications for Rubraca, in the United States, Europe and in additional foreign countries. While the scope of regulatory approval is similar in other countries, obtaining separate regulatory approval in many other countries requires compliance with numerous and varying regulatory requirements of such countries regarding safety and efficacy and governing, among other things, clinical trials and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in these jurisdictions.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

The regulatory approval processes of the FDA, EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we are ultimately unable to obtain regulatory approval for Rubraca in other indications and lines of therapy or for our other product candidates, our business will be substantially harmed.

The time required to obtain approval by the FDA, EMA and comparable foreign authorities is unpredictable, but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authorities. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions. We have obtained regulatory approval for Rubraca in the United States and Europe, and it is possible that Rubraca may not obtain regulatory approval for broader indications and lines of therapy or other tumor types or that any of our other existing product candidates or any product candidates we may seek to develop in the future will ever obtain regulatory approval. Indeed, with the issuance of a Complete Response Letter by the FDA with respect to the rociletinib NDA, we decided to discontinue ongoing development of rociletinib.

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

The FDA’s, EMA’s and comparable foreign authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit, or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States, the EU or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability, which would adversely affect our business. Any of the foregoing scenarios could materially harm the commercial prospects for our product candidates.

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

Additionally, if we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●	sales of such product may decline;
●	regulatory authorities may withdraw or restrict approvals of such product;
●	regulatory authorities may require additional warnings on the label;
●	we may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●	additional nonclinical or clinical studies, changes in labeling or changes to manufacturing processes, specifications and/or facilities may be required
●	we could be sued and held liable for harm caused to patients; and
●	our reputation may suffer.

Any of the above occurrences would harm or prevent sales of such product, prevent us from achieving or maintain market acceptance of a product candidate, increase our expenses and impair our ability to successfully commercialize Rubraca. As Rubraca is commercially available, it may be used in a wider population and in a less rigorously controlled environment than in clinical studies. As a result, regulatory authorities, healthcare practitioners, third-party payors or patients may perceive or conclude that the use of Rubraca is associated with previously unknown serious adverse effects, undermining our commercialization efforts.

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

Even if we obtain regulatory approval for our other product candidates, the product may not gain market acceptance among physicians, health care payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which we receive approval depends on a number of factors, including:

●	the efficacy and safety as demonstrated in clinical trials;
●	the timing of market introduction of such product candidate as well as competitive products;
●	the clinical indications for which the drug is approved, and the product label approved by regulatory authorities, including any warnings that may be required on the label;
●	the approval, availability, market acceptance and reimbursement for the companion diagnostic;
●	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;
●	the potential and perceived advantages of such product candidate over alternative treatments, especially with respect to patient subsets that we are targeting with such product candidate;
●	the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;
●	the cost, safety and efficacy of the product in relation to alternative treatments;
●	the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●	relative convenience and ease of administration;
●	the prevalence and severity of adverse side effects; and

●	the effectiveness of our sales and marketing efforts.

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

In both the United States and certain foreign jurisdictions, there have been, and we expect there will continue to be a number of legislative and regulatory changes to the health care system that could affect our ability to sell our products profitably. The U.S. government and other governments have shown significant interest in pursuing healthcare reform. In particular, the Medicare Modernization Act of 2003 revised the payment methodology for many products under the Medicare program in the United States. This has resulted in lower rates of reimbursement. In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “Affordable Care Act”), was enacted. The Affordable Care Act substantially changed the way healthcare is financed by both governmental and private insurers. Such government-adopted reform measures may adversely affect the pricing of healthcare products and services in the United States or internationally and the amount of reimbursement available from governmental agencies or other third-party payors.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Patrick J. Mahaffy, our President and Chief Executive Officer, Dr. Lindsey Rolfe, our Executive Vice President of Clinical Development and Pharmacovigilance and Chief Medical Officer, Gillian C. Ivers-Read, our Executive Vice President, Technical Operations and Chief Regulatory Officer and Dr. Thomas Harding, our Chief Scientific Officer, Translational Medicine whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies.

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

As of February 12, 2021, we employed 429 employees. As our development plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles and a longer history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we have to offer. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited.

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

We and our business partners maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information, as well as certain clinical trial information. Cybersecurity attacks are becoming more commonplace and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in systems, misappropriation of information and corruption of data. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. In addition, in response to the COVID-19 pandemic, a majority of our workforce is currently working remotely. This could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and business operations. For example, the loss of, or inability to access, even temporarily, clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on third parties for the manufacture of our products and product candidates, including clinical trial supply, and similar events relating to their computer systems could also have a material adverse effect on our business and development programs. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security policies and contractual obligations relating to privacy and data protection, including the use, processing, and cross-border transfer of personal information. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business. We receive, generate and store significant and increasing volumes of sensitive information and business-critical information, including employee and personal data, research and development information, commercial information, and business and financial information. Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings, liability under federal or state laws that protect the privacy of personal information, regulatory penalties, significant remediation costs, disrupt key business operations and divert attention of management and key information technology resources. In the United States and Europe, notice of breaches of personal information must be made to affected individuals, and for extensive breaches, notice may need to be made to the media or U.S. state attorneys general or other governmental authorities. Such a notice could harm our reputation and ability to compete.

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

Because Rubraca does not contain a previously approved active ingredient, the Hatch-Waxman Act provides a five-year period of new chemical entity (“NCE”) exclusivity following its December 19, 2016 approval during which time generic competitors cannot file an Abbreviated New Drug Application (ANDA) for a generic version of Rubraca, unless the submission contains a Paragraph IV Certification that one or more patents listed in the Orange Book for Rubraca are invalid, unenforceable or will not be infringed by a proposed ANDA product, in which case the submission may be made four years following the original drug approval. That is, under the provisions of the Hatch-Waxman Act, December 19, 2020 was the earliest date that a generic competitor could submit an ANDA to the FDA requesting permission to market a generic version of Rubraca. To date, we do not have an indication that an ANDA has been filed. However, a generic company may have submitted an ANDA, for which we would receive a Paragraph IV Notice Letter in the future. If a Paragraph IV Certification is made, the generic company is required to provide a Paragraph IV Notice Letter advising Clovis of the certification. If that occurs, Clovis will have the opportunity to bring a patent infringement action against the generic company. If such a suit is filed within the 45-day period following receipt of the Paragraph IV Notice Letter, the Hatch-Waxman Act provides for a 30-month stay on FDA’s ability to grant final approval of the proposed generic product. The 30-month stay generally runs from the date the Paragraph IV Notice Letter is received. However, when a Paragraph IV certification is received during the five-year period of NCE exclusivity following the date of first NDA approval, the thirty-month stay extends from five years after the date that product was first approved. The 30-month stay may be shortened or lengthened, including due to a settlement of a lawsuit, a court order (including a decision by the district court on the merits of the case), or patent expiration. The party filing the ANDA may also counterclaim in the litigation that one or more of our patents are invalid, unenforceable, and/or not infringed. If all of the Orange-Book listed patents were found invalid, enforceable, and/or not infringed, a competing generic product could be marketed prior to expiration of those patents, which would harm our business.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 12-month period ended December 31, 2020, the price of our common stock on the NASDAQ Global Select Market ranged from $3.62 per share to $11.63 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

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

If an event of default (including a breach or default under, or termination of, any of our material in-license agreements and defaults under our other material indebtedness) occurs under the financing agreement, the lenders have the right to demand immediate repayment of our obligations, which may be as high as the greater of (x) twice the amount borrowed thereunder and (y) the amount borrowed thereunder plus either $35.0 million (if the payment is made in 2019) or $50.0 million (if the payment is made after 2019).

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

Shares of common stock that are reserved for future issuance under the Notes will become eligible for sale in the public market to the extent permitted by the terms of the Notes. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our principal offices are located at five leased facilities, a 29,256 square foot facility in Boulder, Colorado used primarily for corporate functions, a 24,877 square foot facility in San Francisco, CA used for clinical development operations, a 32,660 square foot facility in Oakland, CA used for clinical development operations and research laboratory space, a 11,805 square foot facility in Cambridge, United Kingdom used for our European regulatory and clinical operations and a 393 square foot facility in Milan, Italy used for commercial activities. These leases expire in January 2023, December 2026, April 2028, July 2029 and November 2022, respectively. We also lease office space in several locations throughout Europe. We believe that our existing facilities are sufficient for our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

See Note 13, Commitments and Contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ Global Select market under the symbol “CLVS”.

On February 12, 2021, there were 23 holders of record of our common stock. The holders of record number do not include a substantially greater number of holders whose shares are held of record in nominee or street name accounts through banks, brokers and/or other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2020

Number of
securities
remaining
available
for issuance
under equity
compensation
		Weighted-	plans
	Number of securities to	average	(excluding
	be issued upon exercise	exercise price	securities
	of outstanding options	of outstanding	reflected
	and restricted stock	options	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	9,464,216	$37.79	6,310,938
Equity compensation plans not approved by security holders	—	—	—
Total	9,464,216	$37.79	6,310,938
(1)

As of December 31, 2020, 6,470,00 shares were authorized for issuance under our 2020 Stock Incentive Plan (“2020 Plan”), which became effective on April 22, 2020, which is the date the 2020 Plan was approved by our board of directors.

(2)

As of December 31, 2020, 361,656 shares were reserved for issuance under our 2011 Employee Stock Purchase Plan (“ESPP”), which became effective upon closing of our initial public offering in November 2011. The number of shares of our common stock reserved for issuance under the ESPP will be increased at the discretion of our board of directors, on the date of each annual meeting of our stockholders, by up to the lesser of (x) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock on such date and (y) 344,828 shares of our common stock.

Performance Graph (1)

The following graph shows a comparison from December 31, 2015 through December 31, 2020 of the cumulative total return on an assumed investment of $100 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

Comparison of 5 Years Cumulative Total Return
Assumes Initial Investment of $100
December 2020
Clovis Oncology, Inc.
NASDAQ Composite-Total Return
NASDAQ Biotechnology Index
300.00
250.00
200.00
150.00
100.00
50.00
0.00
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
12/31/2020

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

Not required.

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

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy. The FDA approved this third indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. We launched Rubraca for this indication in the U.S. following receipt of the approval. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC. In August 2020, the FDA approved the use of Foundation Medicine’s blood-based diagnostic test, FoundationOne Liquid CDx, as a companion diagnostic for the detection of deleterious BRCA mutation (germline and/or somatic) to select mCRPC patients for treatment with Rubraca.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca has been launched in each of Germany, United Kingdom, Italy, France, Spain and the Netherlands, and reimbursement is pending in Switzerland.

In December 2020, Rubraca met the primary study endpoint of significantly improving PFS versus chemotherapy in the ARIEL4 confirmatory study. Additional ARIEL4 study results are expected to be submitted for presentation at a medical congress meeting in 2021. ARIEL4 is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy, which enrolled relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. Completion of ARIEL4 is a post-marketing commitment in the U.S. and Europe.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol Myers Squibb to evaluate its immunotherapy Opdivo (nivolumab) in combination with Rubraca. We anticipate initial data of Rubraca monotherapy versus placebo from our ATHENA study in the second half of 2021, with the results of Rubraca versus Opdivo in all study populations a year or more later. However, the timing of the ATHENA data readouts is dependent on the timing of data maturity driven by PFS events.

We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on our interactions with the FDA, we believe that this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support the potential for an accelerated approval. Assuming enrollment in this study continues as planned, and subject to the data, we may potentially file an sNDA with the FDA for this indication in the second half of 2021 or the first half of 2022.

Pursuant to our license and collaboration agreement with 3BP, entered into in September 2019, we have initiated development of a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein (“FAP”). We have completed sufficient preclinical work to support an IND for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286. Accordingly, we submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The INDs are expected to become effective following receipt and submission, and acceptance by the FDA, of satisfactory chemistry, manufacturing and controls (“CMC”) data for the imaging agent from clinical sites. The FAP-targeting imaging agent will be utilized to identify tumors that contain FAP for treatment in the Phase 1 LuMIERE clinical study, which we anticipate initiating in the first half of 2021.

In addition to our planned studies, the University of California San Francisco is sponsoring a separate, investigator-initiated, imaging-only study with gallium-68 labeled FAP-2286 (NCT04621435) to evaluate FAP expression in multiple tumor types; their study is currently recruiting. We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

Lucitanib, our second product candidate currently in clinical development, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced solid tumors and gynecologic cancers is currently enrolling patients in the Phase 2 part of the study. We expect to present interim data from this study at medical meetings in 2021, which are expected to include interim results from the ovarian and endometrial cancer expansion cohorts. We hold the global (excluding China) development and commercialization rights for lucitanib.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the year ended December 31, 2020, we generated $164.5 million product revenue related to sales of Rubraca. We have principally funded our operations using the net proceeds from public offerings of our common stock, convertible senior notes offerings and our financing agreement related to our ATHENA trial.

We have never been profitable and, as of December 31, 2020, we had an accumulated deficit of $2,612.7 million. We incurred net losses of $369.2 million, $400.4 million and $368.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, and had cash and cash equivalents totaling $240.2 million at December 31, 2020.

We expect to incur significant losses for the foreseeable future, as we incur costs related to commercial activities associated with Rubraca. Based on current estimates, we believe that our cash, cash equivalents and liquidity available under our financing agreement related to our ATHENA trial will allow us to fund our operating plan through at least the next 12 months. Until we can generate a sufficient amount of revenue from Rubraca, we expect to finance our operations in part through additional public or private equity or debt offerings and may seek additional capital through arrangements with strategic partners or from other sources. Adequate additional financing may not be available to us on acceptable terms, or at all. Our failure to raise capital as and when needed would have a negative impact on our financial condition and our ability to pursue our business strategy. We will need to generate significant revenues to achieve profitability, and we may never do so.

Product License Agreements

For a discussion of our product license agreements, see Note 14, License Agreements, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

During 2020, we recorded $164.5 million in revenue related to sales of Rubraca. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgments and Estimates” below. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the year ended December 31, 2020 and 2019, the supply of this free drug was approximately 17% and 20%, respectively, of the overall commercial supply or the equivalent of $30.4 million and $34.8 million, respectively, in commercial value.

Our ability to generate product revenue for the year ended December 31, 2020 was negatively affected by the COVID-19 pandemic due to fewer diagnoses and fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches in Italy, Spain and France occurred in an environment in which our field-based personnel in those countries have not been allowed to visit hospitals since late February 2020. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies has been limited.

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our product candidates and companion diagnostics, which include:

●	license fees and milestone payments related to the acquisition of in-licensed products, which are reported on our Consolidated Statements of Operations and Comprehensive Loss as acquired in-process research and development;
●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	expenses incurred under agreements with CROs and investigative sites that conduct our clinical trials;
●	the cost of acquiring, developing and manufacturing clinical trial materials;
●	costs associated with non-clinical activities and regulatory operations;
●	market research and disease education; and
●	activities associated with the development of companion diagnostics for our product candidates.

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses decreased for 2020 compared to 2019. We expect research and development costs to be lower in the full year 2021 compared to 2020.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the year ended December 31, 2020 as we completed target enrollment of ATHENA, our largest clinical trial, during the second quarter. However, we may see disruption during 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Rucaparib Expenses
Research and development	$159,364	$184,617	$153,083
Rucaparib Total	159,364	184,617	153,083
FAP Expenses
Research and development	6,928	3,633
Acquired in-process research and development	—	9,440	—
FAP Total	6,928	13,073	—
Lucitanib Expenses
Research and development	6,860	5,128	786
Lucitanib Total	6,860	5,128	786
Rociletinib Expenses
Research and development	(1,089)	1,101	2,391
Rociletinib Total	(1,089)	1,101	2,391
Personnel and other expenses	85,644	88,667	75,087
Total	$257,707	$292,586	$231,347

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

The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we are adopting a hybrid commercial strategy combining increased digital promotion activities, greater online resources and more peer-to-peer interactions with reduced and more targeted in-person promotion. Accordingly, new tools and performance indicators based on this hybrid approach were rolled out during the fourth quarter, and the U.S. commercial organization was reduced in size by approximately 45 employees during the fourth quarter. Despite increased investment in digital promotion, we anticipate an effect of adopting this hybrid model will result in annual cost-savings of approximately $10.0 million. We are adopting this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced.

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

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from price concessions that include rebates, chargebacks, discounts, co-pay assistance, estimated product returns and other allowances that are offered within contracts between us and our customers, health care providers, payors and other indirect customers relating to the sales of our product. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known.

For the year ended December 31, 2020, we recognized $164.5 million of product revenue. For a complete discussion of the accounting for product revenue, see Note 3, Revenue Recognition.

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

The fair value of stock options for the years ended December 31, 2020, 2019 and 2018 was estimated at the grant date using the following weighted average assumptions for the respective periods:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	—	—	—
Volatility (a)	99%	93%	88%
Risk-free interest rate (b)	0.49%	1.67%	2.92%
Expected term (years) (c)	6.0	5.9	5.9
(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using our historical data.

We recognized share-based compensation expense of approximately $50.8 million, $54.3 million and $49.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $18.1 million, which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years. As of December 31, 2020, the unrecognized share-based compensation expense related to RSUs, adjusted for expected forfeitures, was $33.6 million, which is expected to be recognized over an estimated weighted-average remaining vesting period of 2.2 years. We expect our share-based compensation to continue to grow in future periods due to the potential increases in the value of our common stock and headcount.

We estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out (“FIFO”) basis. Inventories include active pharmaceutical ingredient (“API”), contract manufacturing costs and overhead allocations. We begin capitalizing incurred inventory related costs upon regulatory approval. Prior to regulatory approval, incurred costs for the manufacture of drugs that could potentially be available to support the commercial launch of our products are recognized as research and development expense.

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

At December 31, 2020, we had $30.7 million of current inventory and $104.1 million of long-term inventory.

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

Results of Operations

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019 (in thousands)

	Year ended December 31,
	2020			2019
	U.S.	ex-U.S.	Total	U.S.	ex-U.S.	Total
Transaction price	$178,427	$36,035	$214,462	$160,450	$7,867	$168,317
Sales deductions:
Government rebates and chargebacks	(19,620)	(16,312)	(35,932)	(13,437)	(1,771)	(15,208)
Discounts and fees	(12,548)	(1,460)	(14,008)	(9,826)	(277)	(10,103)
Total sales deductions	(32,168)	(17,772)	(49,940)	(23,263)	(2,048)	(25,311)
Product revenue	146,259	18,263	164,522	137,187	5,819	143,006
Operating expenses:
External cost of sales - product	29,526	6,602	36,128	28,179	1,747	29,926
Cost of sales - intangible asset amortization	2,287	2,890	5,177	1,956	2,804	4,760
Research and development	249,444	8,263	257,707	275,518	7,628	283,146
Selling, general and administrative	139,455	24,439	163,894	161,132	21,637	182,769
Acquired in-process research and development	—	—	—	9,440	—	9,440
Other operating expenses	3,804	—	3,804	9,711	—	9,711
Total expenses	424,516	42,194	466,710	485,936	33,816	519,752
Operating loss	(278,257)	(23,931)	(302,188)	(348,749)	(27,997)	(376,746)
Other income (expense):
Interest expense			(30,508)			(19,405)
Foreign currency loss			(72)			(547)
(Loss) gain on extinguishment of debt			(3,277)			18,480
Loss on convertible senior notes conversion			(35,075)			—
Legal settlement loss			—			(26,750)
Other income			1,361			6,342
Other income (expense), net			(67,571)			(21,880)
Loss before income taxes			(369,759)			(398,626)
Income tax benefit (expense)			547			(1,798)
Net loss			$(369,212)			$(400,424)

Product Revenue. Product revenue for the year ended December 31, 2020 increased compared to the same period in the prior year primarily due to continued growth in sales of Rubraca, which is approved for sale in the United States and Europe markets. Following successful reimbursement negotiations, Rubraca has been launched in countries in Europe throughout 2019 and 2020. In May 2020, the FDA approved Rubraca as a monotherapy treatment of adult patients with BRCA1/2-mutant recurrent, metastatic castrate-resistant prostate cancer and we have launched Rubraca for prostate cancer in the U.S. Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the year ended December 31, 2020 was $146.3 million in the United States and $18.2 million outside of the United States. Variable considerations represented 23.3% and 15.0% of the transaction price recognized in the year ended December 31, 2020 and 2019, respectively. The increase in variable considerations is primarily due to the European National Health Service rebates related to our sales in Europe. Countries in Europe contract larger government rebates and discounts compared to the U.S. contributing to the overall increase in variable considerations. As sales in Europe increase in percentage terms compared to the U.S., variable considerations will also increase. In the United States, PHS chargebacks increased during the year ended December 31, 2020 compared to the prior year. In addition, in the United States, GPO discounts increased during the year ended December 31, 2020 and beginning in January 2020, we began providing payor rebates, which is included in discounts and fees for the year ended December 31, 2020.

Cost of Sales - Product. Product cost of sales for the year ended December 31, 2020 increased primarily due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

U.S. product cost of sales for the year ended December 31, 2020 increased $1.3 million compared to the same period in the prior year due to the increase in product revenue.

Ex-U.S. product cost of sales for the year ended December 31, 2020 increased $4.9 million compared to the same period in the prior year due to the increase in product revenue.

Cost of Sales – Intangible Asset Amortization. For the year ended December 31, 2020 and 2019, we recognized cost of sales of $5.2 million and $4.8 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our U.S. segment. Research and development expenses decreased during the year ended December 31, 2020 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON studies for prostate cancer, our ARIEL studies for ovarian cancer, discontinuation of our ATLAS study, diagnostic development costs and personnel costs. These decreases were partially offset by increased costs related to our ATHENA combination study with Bristol Myers Squibb’s immunotherapy OPDIVO for ovarian cancer. The ATHENA study was initiated in the second quarter of 2018 and we completed target enrollment during the second quarter of 2020. In addition, research and development costs related to FAP and lucitanib have increased since the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the year ended December 31, 2020 compared to the same period in the prior year due to a decrease of $13.1 million in marketing costs and $3.2 million in share-based compensation expense. In addition, there was a decrease of $4.0 million in travel due to the COVID-19 pandemic.

U.S. selling, general and administrative expenses decreased $21.7 million during the year ended December 31, 2020 compared to the same period in the prior year due to decreases in marketing costs, share-based compensation expense and a decrease in travel due to the COVID-19 pandemic.

Ex-U.S. selling, general and administrative expenses increased $2.8 million during the year ended December 31, 2020 compared to the same period in the prior year due to the commercial activities related to the Rubraca launches in European countries during 2020.

Acquired In-Process Research and Development Expenses. Upon the signing of the license and collaboration agreement with 3BP in September 2019, we made a $9.4 million upfront payment to 3BP, which is related to our U.S. segment.

Other Operating Expenses. During the year ended December 31, 2020, we recognized other operating expenses related to the write off of some damaged API and certain costs related to our dedicated production train at Lonza, which is related to our U.S. segment. We expect these expenses to increase during 2021 related to our fixed facility fee each quarter since we expect to have sufficient inventory and do not plan to produce inventory at Lonza during 2021.

Interest Expense. Interest expense increased during the year ended December 31, 2020 compared to the same period in the prior year due to the May 2019 financing agreement related to our ATHENA trial. In addition, our convertible senior notes transactions during the year resulted in the write off of $4.3 million of unamortized debt issuance costs, which was recorded as interest expense.

Loss/Gain on Extinguishment of Debt. In April 2020, we entered into a privately negotiated exchange agreement with a Holder of our 2021 Notes, pursuant to which we issued to such Holder of the 2021 Notes approximately $36.1 million in additional 2024 Notes (2019 Issuance) of our currently outstanding 2024 Notes (2019 Issuance) in exchange for approximately $32.8 million in aggregate principal of 2021 Notes held by such Holder, which resulted in a $3.3 million loss on extinguishment of debt.

In August 2019, we repurchased $190.3 million aggregate principal amount of our outstanding 2021 Notes and $2.0 million of accrued interest for an aggregate repurchase price of $171.8 million. This repurchase resulted in the write off of $2.0 million in unamortized debt issuance costs and the recognition of $18.5 million gain on extinguishment of debt.

Loss on Convertible Senior Notes Conversion. In January 2020, we completed a registered direct offering of an aggregate 17,777,679 shares of our common stock at a price of $9.25 per share. We used the proceeds of the share offering to repurchase an aggregate of $123.4 million principal amount of 2024 Notes (2019 Issuance) in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions. These transactions resulted in a loss of $7.8 million for the year ended December 31, 2020.

In November 2020, we entered into a privately negotiated exchange and purchase agreement with a holder of our 2024 Notes (2019 Issuance). Pursuant to the agreement, in exchange for approximately $64.8 million aggregate principal amount of 2024 Notes (2019 Issuance) held by the holder, we agreed to issue to the holder a number shares of our common stock (the “Exchanged Shares”) utilizing an exchange ratio that is based in part on the daily volume-weighted average prices (“VWAPs”) per share of our common stock during a seven-day pricing period following execution of the agreement.

The number of Exchanged Shares was calculated utilizing an exchange ratio that is based in part on the average VWAPs of our common stock (subject to a floor) during a seven-day pricing period beginning on November 5, 2020 and ending on, and including, November 13, 2020. In November 2020, we issued 15,112,848 Exchanged Shares pursuant to the debt exchange transaction. As a result, we recognized a $27.3 million loss on the transactions.

Legal Settlement Loss. During the second quarter of 2019, we recorded a charge of $26.8 million to settle a complaint filed by Antipodean Domestic Partners.

Other Income. Other income decreased during the year ended December 30, 2020 due to interest income earned on our available-for-sale securities. We did not have available-for-sale securities starting with the quarter ended June 30, 2020 through December 31, 2020.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018 (in thousands)

	Year ended December 31,
	2019			2018
	U.S.	ex-U.S.	Total	U.S.	ex-U.S.	Total
Transaction price	$160,450	$7,867	$168,317	$106,479	$—	$106,479
Sales deductions:
Government rebates and chargebacks	(13,437)	(1,771)	(15,208)	(6,379)	—
Discounts and fees	(9,826)	(277)	(10,103)	(4,712)	—
Total sales deductions	(23,263)	(2,048)	(25,311)	(11,091)	—	(11,091)
Product revenue	137,187	5,819	143,006	95,388	—	95,388
Operating expenses:
Cost of sales - product	28,179	1,747	29,926	19,444	—	19,444
Cost of sales - intangible asset amortization	1,956	2,804	4,760	1,954	676	2,630
Research and development	275,518	7,628	283,146	226,925	4,422	231,347
Selling, general and administrative	161,132	21,637	182,769	161,743	14,038	175,781
Acquired in-process research and development	9,440	—	9,440	—	—	—
Other operating expenses	9,711	—	9,711	—	—	—
Total expenses	485,936	33,816	519,752	410,066	19,136	429,202
Operating loss	(348,749)	(27,997)	(376,746)	(314,678)	(19,136)	(333,814)
Other income (expense):
Interest expense			(19,405)			(13,183)
Foreign currency loss			(547)			(346)
Gain on extinguishment of debt			18,480			—
Legal settlement loss			(26,750)			(27,975)
Other income			6,342			7,917
Other income (expense), net			(21,880)			(33,587)
Loss before income taxes			(398,626)			(367,401)
Income tax benefit (expense)			(1,798)			(608)
Net loss			$(400,424)			$(368,009)

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

U.S. product revenue for the year ended December 31, 2019 increased $41.8 million compared to the same period in the prior year due to continued growth in sales of Rubraca.

Ex-U.S. product revenue for the year ended December 31, 2019 increased $5.8 million compared to the same period in the prior year due to our launch of Rubraca as maintenance therapy in Germany and the UK in March 2019.

Cost of Sales - Product. Product cost of sales for the year ended December 31, 2019 increased due to the increase in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

U.S. product cost of sales for the year ended December 31, 2019 increased $8.7 million compared to the same period in the prior year due to the increase in product revenue.

Ex-U.S. product cost of sales for the year ended December 31, 2019 increased $1.7 million compared to the same period in the prior year due to the increase in product revenue.

Cost of Sales – Intangible Asset Amortization. For the year ended December 31, 2019 and 2018, we recognized cost of sales of $4.8 million and $2.6 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our U.S. segment. Research and development expenses increased during the year ended December 31, 2019 due to higher research and development costs for Rubraca. Clinical trial costs for Rubraca were higher compared to the same period a year ago due to increased enrollment in our TRITON3 study for prostate cancer. We have increased costs related to our new ATLAS study for bladder cancer and our ATHENA combination study with Bristol Myers Squibb Company’s immunotherapy OPDIVO for ovarian cancer. Since our ATLAS study for bladder cancer was discontinued in April 2019, costs for this study decreased during the remainder of 2019. In addition, personnel costs increased during the year ended December 31, 2019 due to higher headcount to support increased Rubraca clinical trial activities.

Clinical trial costs for lucitanib were $4.3 million higher than the year ended December 31, 2018 primarily due to increase enrollment in our Phase 1b/2 studies. In addition, we incurred $3.6 million for FAP-2286 as we have begun to pursue a clinical development program in multiple tumor types.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased during the year ended December 31, 2019 primarily due to increased commercialization activities for Rubraca and the increase of costs associated with building out the European infrastructure for commercialization which began in March 2019. This includes an increase of $4.3 million in personnel costs and $3.6 million in marketing costs. These increases were primarily related to our ex-U.S. segment.

Acquired In-Process Research and Development Expenses. Upon the signing of the license and collaboration agreement with 3BP in September 2019, we made a $9.4 million upfront payment to 3BP, which is related to our U.S. segment.

Other Operating Expenses. During the year ended December 31, 2019, we recognized other operating expenses related to the write off of some damaged API and certain costs related to our dedicated production train at Lonza, which is related to our U.S. segment.

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

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net cash used in operating activities	$(252,728)	$(323,615)	$(365,997)
Net cash provided by (used in) investing activities	126,328	143,398	(264,242)
Net cash provided by financing activities	203,644	119,888	388,464
Effect of exchange rate changes on cash and cash equivalents	1,152	286	(547)
Net increase (decrease) in cash and cash equivalents	$78,396	$(60,043)	$(242,322)

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the year ended December 31, 2020 compared to the same period in the prior year primarily due to a lower net loss, as adjusted for non-cash items related to our debt transactions. In addition, there was a reduction in payments made for inventory during the period partially offset by payments made for prepaid and accrued research and development expenses.

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

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2020 included sales of available-for-sale securities of $144.6 million, partially offset by purchases of available-for-sale securities of $10.0 million and a milestone payment of $8.0 million.

Net cash provided by investing activities for the year ended December 31, 2019 included sales of available-for-sale securities of $622.0 million partially offset by purchases of available-for-sale securities of $459.8 million and milestone payments of $15.8 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2020 included proceeds of $246.7 million from the issuance of common stock, proceeds of $56.6 million from the issuance of our 2024 Notes (2020 Issuance), partially offset by a $164.4 million payment of our 2024 Notes. In addition, we had $65.1 million proceeds from borrowings under our financing agreement.

Net cash provided by financing activities for the year ended December 31, 2019 included proceeds of $254.9 million from the issuance of our 2024 Notes (2019 Issuance), $32.9 million proceeds from borrowings under our financing agreement and $3.3 million received from employee stock option exercises and issuance of stock under the employee stock purchase plan, partially offset by the $170.0 million extinguishment of a portion of our 2021 Notes.

Operating Capital Requirements

Rubraca is approved in the United States and Europe for multiple indications. We expect to incur significant losses for the foreseeable future, as we commercialize Rubraca and as we complete research and development activities related to FAP-2286 and lucitanib.

As of December 31, 2020, we had cash and cash equivalents totaling $240.2 million and total current liabilities of $184.9 million.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

●	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
●	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;
●	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and non-clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
●	the cost of commercialization activities, including marketing and distribution costs;
●	the cost of manufacturing any of our product candidates we successfully commercialize;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and
●	the timing, receipt and amount of sales, if any, of our products.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations at December 31, 2020 (in thousands):

	Less than 1			More Than 5
	Year	1 to 3 Years	3 to 5 Years	Years	Total
Convertible senior notes	$64,418	$—	$443,282	$—	$507,700
Interest on convertible senior notes	11,338	20,396	8,789	—	40,523
Financing agreement (principal and interest)	—	50,025	94,259	55,227	199,511
Operating lease commitments	5,796	10,167	9,893	9,938	35,794
Finance lease commitments	2,287	4,574	4,574	—	11,435
Purchase and other commitments (a)	13,616	27,232	27,232	—	68,080
Total	$97,455	$112,394	$588,029	$65,165	$863,043
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

Lucitanib. On November 19, 2013, we acquired all of the issued and outstanding capital stock of EOS pursuant to the terms set forth in that certain Stock Purchase Agreement, dated as of November 19, 2013 (the “Stock Purchase Agreement”), by and among the Company, EOS, its shareholders (the “Sellers”) and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ representative. Following the acquisition, EOS became a wholly-owned subsidiary of the Company. Under the terms of the Stock Purchase Agreement, in addition to the initial purchase price paid at the time of the closing of the acquisition and other license fees due to Advenchen described below, we will also be obligated to pay to the Sellers a milestone payment of $65.0 million upon obtaining the first NDA approval from the FDA with respect to lucitanib.

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

FAP. In September 2019, we entered into a global license and collaboration agreement with 3BP to develop and commercialize a PTRT and imaging agent targeting FAP. The lead candidate, designated internally as FAP-2286, is being developed pursuant to a global development plan agreed to by the parties. We are responsible for the costs of all preclinical and clinical development activities described in the plan, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the preclinical development phase of the collaboration. Upon the signing of the license and collaboration agreement in September 2019, we made a $9.4 million upfront payment to 3BP, which we recognized as acquired in-process research and development expense.

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

Impact of COVID-19 Pandemic

Our ability to generate product revenue for the year ended December 31, 2020 was negatively affected by the COVID-19 pandemic due to fewer diagnoses and fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches in Italy, Spain and France occurred in an environment in which our field-based personnel in those countries have not been allowed to visit hospitals since as early as late February. Similarly, we launched Rubraca for prostate cancer in the U.S. beginning in May 2020, but our physical access to hospitals, clinics, doctors and pharmacies has been limited. It is difficult to discern or predict any trend in new patient starts due to the unpredictability of the COVID-19 situation and the changing competitive landscape.

This curtailment of and/or limited physical access has decreased sales and marketing expenses during 2020 and will likely extend to 2021. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-

Pacific countries, in-person conferences and meetings requiring travel will decrease, resulting in a decrease of our selling, general and administrative expenses. We believe that we have sufficient supply of Rubraca and our product candidates to continue our commercial and clinical operations as planned.

The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we are adopting a hybrid commercial strategy combining increased digital promotion activities, greater online resources and more peer-to-peer interactions with reduced and more targeted in-person promotion. Accordingly, new tools and performance indicators based on this hybrid approach were rolled out beginning in the fourth quarter, and the U.S. commercial organization was reduced in size by approximately 45 employees. Despite increased investment in digital promotion, we anticipate an effect of adopting this hybrid model will result in annual cost-savings of approximately $10.0 million. We are adopting this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the year ended December 31, 2020 as we completed target enrollment of ATHENA, our largest clinical trial, during the second quarter. However, we may see disruption during 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

Tax Loss Carryforwards

As of December 31, 2020, we have net operating loss (“NOL”) carryforwards of approximately $1.7 billion to offset future federal income taxes. We also have research and development and orphan drug tax credit carryforwards of $254.5 million to offset future federal income taxes. The federal net operating loss carryforwards and research and development and orphan drug tax credit carryforwards expire at various times through 2040.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change in ownership. At December 31, 2020, we recorded a 100% valuation allowance against our net deferred tax assets in the U.S. of $801.5 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2020, we had cash, cash equivalents of $240.2 million, consisting of bank demand deposits and money market funds. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

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

As of December 31, 2020, $68.1 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of December 31, 2020, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by approximately $20.0 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by approximately $9.3 million.

While we periodically hold foreign currencies, primarily Euro, Pound Sterling and Swiss Franc, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2020, and 2019, approximately 3% and 4%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Finance Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Finance Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2020, our management, with the participation of our Chief Executive Officer and Chief Finance Officer, assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. In making its assessment, management used the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management determined that, as of December 31, 2020, we maintained effective internal control over financial reporting based on those criteria.

In addition, the effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clovis Oncology, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clovis Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company, as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

February 24, 2021

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2020 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2020 Proxy Statement, which we expect to file with the SEC no later than April 30, 2021.

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

The information required by this item regarding executive compensation will be included in our 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2021 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits.

Reference is made to the Index to Exhibits filed as a part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(19)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

3.4(22)	Amendment No. 1 to the Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(7)	Indenture, dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

4.3(14)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.4(14)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.5(20)	Indenture dated as of August 13, 2019, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.6(21)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.7(26)	Indenture dated as of November 17, 2020, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2024 Notes (2020 Issuance).

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(24)	Clovis Oncology, Inc. 2020 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(23)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Option Agreement.

10.8+(23)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Restricted Stock Unit Agreement.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

Exhibit Number	Exhibit Description
10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18(25)	Exchange and Purchase Agreement dated as of November 4, 2020, by and among Clovis Oncology, Inc. and a holder of its outstanding 2024 Notes (2019 Issuance).

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(15)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.21+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.23+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

10.26+(10)	Indemnification Agreement, effective as of August 3, 2015, between Clovis Oncology, Inc. and Lindsey Rolfe.

10.27+(17)	Amended and Restated Employment Agreement, dated as of February 27, 2019, by and between Clovis Oncology UK Limited, Clovis Oncology, Inc. and Dr. Lindsey Rolfe.

10.28+(8)	Indemnification Agreement, dated as of February 17, 2016, between Clovis Oncology, Inc. and Daniel W. Muehl.

10.29+(13)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel Muehl.

10.30*(9)	First Amendment to License Agreement, between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.31+(11)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

Exhibit Number	Exhibit Description

10.32*(11)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

10.33*(12)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017.

10.34+(16)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Robert W. Azelby.

10.35+(16)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Richard A. Fair.
10.36+(17)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Paul Gross.

10.37+(17)	Indemnification Agreement, dated as of September 9, 2016, between Clovis Oncology, Inc. and Paul E. Gross.

10.38 (18)

Financing Agreement, dated as of May 1, 2019 among Clovis Oncology, Inc., certain of its subsidiaries named therein, as Guarantors, the Lenders from time to time party thereto, and the Administrative Agent party thereto.

10.39(18)	Pledge and Security Agreement, dated as of May 1, 2019 among each of the Grantors party thereto and the Administrative Agent party thereto.

10.40#	License and Collaboration Agreement, dated September 20, 2019 by and between 3B Pharmaceuticals GmbH and Clovis Oncology, Inc.

21.1(15)	List of Subsidiaries of Clovis Oncology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from Clovis Oncology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in iXBRL.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.

(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(9)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(11)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(12)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(13)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(14)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(15)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on August 2, 2018.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(17)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(19)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.
(21)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 26, 2020.
(22)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 16, 2020.
(23)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 4, 2020.
(24)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on August 7, 2020.
(25)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 5, 2020.
(26)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 17, 2020.

+     Indicates management contract or compensatory plan.

*     Confidential treatment has been sought or granted with respect to portions of this exhibit, which portions have been omitted and filed separately with the Securities and Exchange Commission.

# Confidential portions of this Exhibit were redacted pursuant to Item 601(b)(10) of Regulation S-K and Clovis

Oncology, Inc. agrees to furnish supplementary to the Securities and Exchange Commission a copy of any redacted information or omitted schedule and/or exhibit upon request.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clovis Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clovis Oncology, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and development accrual

Description of the Matter

At December 31, 2020, the Company accrued $43.5 million of research and development costs. The completeness and valuation of certain clinical study fees incurred in the Company's accrued research and development costs are subject to risk of estimation uncertainty related to services received and efforts expended. As discussed in Note 2 of the Company’s consolidated financial statements, costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

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

Sixth Street Financing Agreement

Description of the Matter

At December 31, 2020, the Company has drawn $99.8 million in principal and incurred $12.6 million in interest expense in relation to the Sixth Street Financing Arrangement. As discussed in Note 10 to the consolidated financial statements, the Company entered into a financing agreement in 2019 in which they plan to borrow amounts required to reimburse actual costs and expenses incurred in clinical trials during each fiscal quarter. They are obligated to make loan payments on a quarterly basis and timing and amount of repayment is dependent on several defined events. The payments are based on a certain percentage of revenues, with a maximum repayment amount each quarter. Therefore, the amounts borrowed and amounts repaid under the loan are variable. Each period, the Company will determine a new effective interest rate based on the revised estimate of expected remaining cash flows. The new effective interest rate will be used to recognize interest expense prospectively for the remaining periods.

Auditing the financing agreement is complex, and the estimation of future expected cash flows is subjective, and is affected by expected future market or economic conditions. The assessment of these terms and future cash flows has a significant effect on the accounting for the agreement.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s accounting for the financing agreement, including management’s review of the probabilities of certain conditions or events and certain other assumptions used in the calculation of the interest rate, including the revenue growth rates and projected clinical expenses incurred.

To test the financing agreement, we performed audit procedures that included, among others, testing the assumptions underlying the expected cash flows used to calculate the interest rate, including the revenue growth rates and projected clinical expenses incurred. We compared the assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s customer base or product approvals and other factors would affect the assumptions. We also evaluated management’s estimation of the probability of whether certain conditions or events, which drive certain accounting conclusions, were probable at December 31, 2020. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the calculated interest expense that would result from changes in those assumptions.

We have served as the Company’s auditor since 2009.

/s/ Ernst & Young LLP

Denver, Colorado

February 24, 2021

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

`	Year ended December 31,
	2020	2019	2018

	(in thousands, except per share amounts)
Revenues:
Product revenue	$164,522	$143,006	$95,388
Operating expenses:
Cost of sales - product	36,128	29,926	19,444
Cost of sales - intangible asset amortization	5,177	4,760	2,630
Research and development	257,707	283,146	231,347
Selling, general and administrative	163,894	182,769	175,781
Acquired in-process research and development	—	9,440	—
Other operating expenses	3,804	9,711	—
Total expenses	466,710	519,752	429,202
Operating loss	(302,188)	(376,746)	(333,814)
Other income (expense):
Interest expense	(30,508)	(19,405)	(13,183)
Foreign currency loss	(72)	(547)	(346)
(Loss) gain on extinguishment of debt	(3,277)	18,480	—
Loss on convertible senior notes conversion	(35,075)	—	—
Legal settlement loss	—	(26,750)	(27,975)
Other income	1,361	6,342	7,917
Other income (expense), net	(67,571)	(21,880)	(33,587)
Loss before income taxes	(369,759)	(398,626)	(367,401)
Income tax benefit (expense)	547	(1,798)	(608)
Net loss	(369,212)	(400,424)	(368,009)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	567	(272)	(2,543)
Net unrealized (loss) gain on available-for-sale securities, net of tax	(6)	41	82
Other comprehensive income (loss):	561	(231)	(2,461)
Comprehensive loss	$(368,651)	$(400,655)	$(370,470)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(4.38)	$(7.43)	$(7.07)
Basic and diluted weighted average common shares outstanding	84,307	53,873	52,066

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

	December 31,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$240,229	$161,833
Accounts receivable, net	26,511	20,562
Inventories, net	30,714	26,519
Available-for-sale securities	—	134,826
Prepaid research and development expenses	4,245	3,881
Other current assets	9,130	18,847
Total current assets	310,829	366,468
Inventories	104,123	98,053
Deposit on inventory	—	12,350
Property and equipment, net	12,085	15,287
Right-of-use assets, net	30,438	28,141
Intangible assets, net	65,743	62,920
Goodwill	63,074	63,074
Other assets	19,262	23,311
Total assets	$605,554	$669,604
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,692	$32,237
Accrued research and development expenses	43,500	53,214
Lease liabilities	5,330	5,405
Convertible senior notes	64,198	—
Other accrued expenses	45,208	42,228
Total current liabilities	184,928	133,084
Long-term lease liabilities - less current portion	31,640	29,479
Convertible senior notes - less current portion	434,846	644,751
Borrowings under financing agreement	110,917	34,991
Other long-term liabilities	1,971	1,556
Total liabilities	764,302	843,861
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Common stock, $0.001 par value per share, 200,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 103,699,109 and 54,956,341 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	104	55
Additional paid-in capital	2,498,179	2,114,068
Accumulated other comprehensive loss	(44,304)	(44,865)
Accumulated deficit	(2,612,727)	(2,243,515)
Total stockholders' deficit	(158,748)	(174,257)
Total liabilities and stockholders' equity (deficit)	$605,554	$669,604

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
Balance at January 1, 2018	50,565,119	$51	$1,887,196	$(42,173)	$(1,477,439)	$367,635
Issuance of common stock, net of issuance costs	1,837,898	2	93,888	—	—	93,890
Issuance of common stock under employee stock purchase plan	82,820	—	2,097	—	—	2,097
Exercise of stock options	72,886	—	1,870	—	—	1,870
Issuance of common stock from vesting of restricted stock units	238,793	—	—	—	—	—
Share-based compensation expense	—	—	49,090	—	—	49,090
Net unrealized gain on available-for-sale securities	—	—	—	82	—	82
Foreign currency translation adjustments	—	—	—	(2,543)	—	(2,543)
Adoption of new revenue recognition standard	—	—	—	—	2,357	2,357
Net loss	—	—	—	—	(368,009)	(368,009)
Balance at December 31, 2018	52,797,516	53	2,034,141	(44,634)	(1,843,091)	146,469
Issuance of common stock under employee stock purchase plan	175,634	—	1,905	—	—	1,905
Exercise of stock options	188,829	—	1,361	—	—	1,361
Issuance of common stock from vesting of restricted stock units	312,304	—	—	—	—	—
Share-based compensation expense	—	—	54,304	—	—	54,304
Legal settlement	1,482,058	2	22,745	—	—	22,747
Net unrealized gain on available-for-sale securities	—	—	—	41	—	41
Foreign currency translation adjustments	—	—	—	(272)	—	(272)
Other financing costs	—	—	(388)	—	—	(388)
Net loss	—	—	—	—	(400,424)	(400,424)
Balance at December 31, 2019	54,956,341	55	2,114,068	(44,865)	(2,243,515)	(174,257)
Issuance of common stock, net of issuance costs	11,090,000	11	83,416	—	—	83,427
Issuance of common stock under employee stock purchase plan	283,588	1	1,419	—	—	1,420
Exercise of stock options	34,599	—	(57)	—	—	(57)
Issuance of common stock from vesting of restricted stock units	1,012,699	1	(1)	—	—	—
Share-based compensation expense	—	—	50,794	—	—	50,794
Net unrealized loss on available-for-sale securities	—	—	—	(6)	—	(6)
Foreign currency translation adjustments	—	—	—	567	—	567
Convertible senior notes conversion	36,321,882	36	248,599	—	—	248,635
Other financing costs	—	—	(59)	—	—	(59)
Net loss	—	—	—	—	(369,212)	(369,212)
Balance at December 31, 2020	103,699,109	$104	$2,498,179	$(44,304)	$(2,612,727)	$(158,748)

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Operating activities
Net loss	$(369,212)	$(400,424)	$(368,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	50,794	54,304	49,090
Depreciation and amortization	8,198	7,768	4,601
Amortization of premiums and discounts on available-for-sale securities	(174)	(1,521)	1,345
Amortization of debt issuance costs	2,672	2,858	2,178
Write-off of debt issuance costs related to convertible senior notes transactions	4,345	—	—
Loss (gain) on extinguishment of debt	3,277	(18,480)	—
Loss on convertible senior notes conversion	35,075	—	—
Legal settlement loss	—	22,747	—
Acquired in-process research and development	—	—	—
Other	340	804	—
Changes in operating assets and liabilities:
Accounts receivable	(5,407)	(7,518)	(3,371)
Inventory	5,321	(26,160)	(49,936)
Prepaid and accrued research and development expenses	(8,313)	23,233	9,145
Deposit on inventory	—	—	(12,350)
Other operating assets and liabilities	10,831	(6,837)	(8,750)
Accounts payable	(5,852)	12,289	5,770
Other accrued expenses	15,377	13,322	4,290
Net cash used in operating activities	(252,728)	(323,615)	(365,997)
Investing activities
Purchases of property and equipment	(354)	(3,290)	(9,242)
Proceeds from sale of property and equipment	—	275	—
Purchases of available-for-sale securities	(9,962)	(459,835)	(500,000)
Sales of available-for-sale securities	144,644	621,998	300,000
Acquired in-process research and development - milestone payment	(8,000)	(15,750)	(55,000)
Net cash provided by (used in) investing activities	126,328	143,398	(264,242)
Financing activities
Proceeds from sale of common stock, net of issuance costs	246,668	—	93,890
Proceeds from issuance of convertible senior notes, net of issuance costs	56,619	254,879	290,887
Payment of convertible senior notes	(164,443)	—	—
Extinguishment of convertible senior notes	—	(169,853)	—
Proceeds from borrowings under ATHENA financing agreement	65,119	32,871	—
Proceeds from the exercise of stock options and employee stock purchases	1,362	3,266	3,967
Payments on finance leases	(1,470)	(1,115)	(245)
Payments on other long-term liabilities	(211)	(160)	(35)
Net cash provided by financing activities	203,644	119,888	388,464
Effect of exchange rate changes on cash and cash equivalents	1,152	286	(547)
Increase (decrease) in cash and cash equivalents	78,396	(60,043)	(242,322)
Cash and cash equivalents at beginning of period	161,833	221,876	464,198
Cash and cash equivalents at end of period	$240,229	$161,833	$221,876
Supplemental disclosure of cash flow information:
Cash paid for interest	$12,075	$10,515	$9,188
Non-cash investing and financing activities:
Vesting of restricted stock units	$7,493	$5,442	$10,808

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

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy. The FDA approved this third indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. We launched Rubraca for this indication in the U.S. following receipt of the approval. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC. In August 2020, the FDA approved the use of Foundation Medicine’s blood-based diagnostic test, FoundationOne Liquid CDx, as a companion diagnostic for the detection of deleterious BRCA mutation (germline and/or somatic) to select mCRPC patients for treatment with Rubraca.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca has been launched in each of Germany, United Kingdom, Italy, France, Spain and the Netherlands, and reimbursement is pending in Switzerland.

In December 2020, Rubraca met the primary study endpoint of significantly improving PFS versus chemotherapy in the ARIEL4 confirmatory study. Additional ARIEL4 study results are expected to be submitted for presentation at a medical congress meeting in 2021. ARIEL4 is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy, which enrolled relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. Completion of ARIEL4 is a post-marketing commitment in the U.S. and Europe.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol Myers Squibb to evaluate its immunotherapy Opdivo (nivolumab) in combination with Rubraca. We anticipate initial data of Rubraca monotherapy versus placebo from our ATHENA study in the second half of 2021, with the results of Rubraca versus Opdivo in all study populations a year or more later. However, the timing of the ATHENA data readouts is dependent on the timing of data maturity driven by PFS events.

We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on our interactions with the FDA, we believe that this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support the potential for an accelerated approval. Assuming enrollment in this study continues as planned, and subject to the data, we may potentially file an sNDA with the FDA for this indication in the second half of 2021 or the first half of 2022.

We hold worldwide rights to Rubraca.

Pursuant to our license and collaboration agreement with 3BP, entered into in September 2019, we have initiated development of a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein (“FAP”). We have completed sufficient preclinical work to support an IND for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286. Accordingly, we submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The INDs are expected to become effective following receipt and submission, and acceptance by the FDA, of satisfactory chemistry, manufacturing and controls (“CMC”) data for the imaging agent from clinical sites. The FAP-targeting imaging agent will be utilized to identify tumors that contain FAP for treatment in the Phase 1 LuMIERE clinical study, which we anticipate initiating in the first half of 2021.

We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

Lucitanib, our second product candidate currently in clinical development, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The Clovis-sponsored LIO-1 study of lucitanib in combination with nivolumab in advanced solid tumors and gynecologic cancers is currently enrolling patients in the Phase 2 part of the study. We expect to present interim data from this study at medical meetings in 2021, which are expected to include interim results from the ovarian and endometrial cancer expansion cohorts. We hold the global (excluding China) development and commercialization rights for lucitanib.

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

Revenue Recognition

We are currently approved to sell Rubraca in the United States and the Europe markets. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers.  Our customers subsequently sell our products to patients and health care providers. Separately, we have arrangements with certain payors and other third-parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts. See Note 3, Revenue Recognition.

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

We determine whether a decline in the fair value below the amortized cost basis (i.e., impairment) of an available-for-sale debt is security is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in accumulated other comprehensive loss, net of applicable taxes. When evaluating an impairment, entities may not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist.

Accounts Receivable

We provide an allowance for credit losses based on experience and specifically identified risks. Accounts receivable are charged off against the allowance when we determine that recovery is unlikely and we cease collection efforts.

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out (“FIFO”) basis. Inventories include active pharmaceutical ingredient (“API”), contract manufacturing costs and overhead allocations. We begin capitalizing incurred inventory related costs upon regulatory approval. Prior to regulatory approval, incurred costs for the manufacture of drugs that could potentially be available to support the commercial launch of our products are recognized as research and development expense.

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

Goodwill

Goodwill was recorded as a result of the EOS acquisition in November 2013. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the acquisition method of accounting and is not amortized, but is subject to impairment testing at least annually in the fourth quarter or when a triggering event is identified that could indicate a potential impairment. We are organized as two reporting units based on our operating segments, U.S. and ex-U.S. We determined that our goodwill was allocated to the U.S. reporting unit and performed impairment testing by assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Based on our qualitative assessment, we determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Therefore, the quantitative goodwill impairment test is not necessary. There is no goodwill impairment as of December 31, 2020.

Other Current Assets

Other current assets are comprised of the following (in thousands):

	December 31,	December 31,
	2020	2019
Prepaid insurance	$782	$505
Prepaid IT	753	698
Prepaid variable considerations	1,191	550
Prepaid expenses - other	2,193	2,821
Value-added tax ("VAT") receivable	2,202	11,920
Receivable - other	1,884	2,176
Other	125	177
Total	$9,130	$18,847

Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	December 31,	December 31,
	2020	2019
Accrued personnel costs	$18,334	$16,915
Accrued interest payable for convertible senior notes	2,991	5,903
Income tax payable	907	3,505
Accrued corporate legal fees and professional services	459	310
Accrued royalties	6,617	6,038
Accrued variable considerations	11,701	5,748
Accrued expenses - other	4,199	3,809
Total	$45,208	$42,228

Segment Information

As of December 31, 2020, we determined that we have two operating and reportable segments, U.S. and ex-U.S., based on product revenue by geographic areas since our product revenue outside of the United States represented 11% of total product revenue. We designated our reporting segments based on the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on product revenue by geographic areas. Accordingly, we view our business as two reportable operating segments to evaluate performance, allocate resources, set operational targets and forecast our future period financial results.

We manage our assets on a company basis, not by segments, as many of our assets are shared or commingled. Our CODM does not regularly review asset information by reportable segment. The majority of long-lived assets for both segments are located in the United States.

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

Advertising Expense

In connection with the FDA approval and commercial launch of Rubraca in 2016, we began to incur advertising costs. Advertising costs are expense when services are performed, or goods are delivered. We incurred $17.0 million, $21.2 million and $15.9 million in expense for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the reported periods. The resulting translation adjustments are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to foreign currency gains (losses) on the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2020, and 2019, approximately 3% and 4%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

Recently Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2016-13 as of January 1, 2020. Upon the adoption of ASU 2016-13 on January 1, 2020, we are required to determine whether a decline in the fair value below the amortized cost basis (i.e., impairment) of an available-for-sale debt is security is due to credit-related factors or noncredit-related factors. Any impairment that is not credit related is recognized in accumulated other comprehensive loss, net of applicable taxes. When evaluating an impairment, entities may not use the length of time a security has been in an unrealized loss position as a factor, either by itself or in combination with other factors, to conclude that a credit loss does not exist. We applied this impairment model for available-for-sale debt securities as of January 1, 2020 and no impairment was recognized upon adoption. In addition, no impairment was recognized for the year ended December 31, 2020. We recognized a minimal allowance for credit losses related to our accounts receivable at December 31, 2020. The adoption of ASU 2016-13 did not materially impact our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement”. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted ASU 2018-13 as of January 1, 2020 and there was no material impact on our consolidated financial statements and related disclosures.

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

Reserves for Variable Consideration

Revenues from product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established and which result from price concessions that include rebates, chargebacks, discounts, co-pay assistance, estimated product returns and other allowances that are offered within contracts between us and our customers, health care providers, payors and other indirect customers relating to the sales of our product. These reserves are based on the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable or a current liability. Where appropriate, these estimates take into consideration a range of possible outcomes which are probability-weighted for relevant factors such as our historical experience, current contractual and statutory requirements, specific known market events and trends, industry data and forecasted customer buying and payment patterns. Overall, these reserves reflect our best estimates of the amount of consideration to which we are entitled based on the terms of the contract. The amount of variable consideration which is included in the transaction price may be constrained and is included in the net sales price only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results in the future vary from our estimates, we adjust these estimates, which would affect product revenue and earnings in the period such variances become known.

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

For the year ended December 31, 2020, and 2019, we recognized $164.5 million and $143.0 million, respectively, of product revenue. Based on our policy to expense costs associated with the manufacture of our products prior to regulatory approval, certain of the costs of Rubraca units recognized as revenue during the year ended December 31, 2017 were expensed prior to the December 19, 2016 FDA approval, and a minimal amount was included in cost of sales during the year ended December 31, 2017. The majority of product sales were of pre-commercialization inventory in 2017. Cost of sales increased in 2018 in relation to product revenue as we depleted these inventories.

Product revenue from each of our customers who individually accounted for 10% or more of total revenues, which were all customers in the U.S. segment, consisted of the following:

	December 31,	December 31,
	2020	2019
Customer A	21%	25%
Customer B	14%	20%
Customer C	18%	15%
Customer D	11%	12%
Customer E	10%	10%

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2020	2019
Laboratory, manufacturing and office equipment	$1,267	$1,290
Leasehold improvements	17,256	16,946
Furniture and fixtures	2,782	2,805
Computer hardware and software	1,835	1,699
Total property and equipment	23,140	22,740
Less: accumulated depreciation	(11,055)	(7,453)
Total property and equipment, net	$12,085	$15,287

Depreciation expense related to property and equipment was approximately $3.0 million, $3.0 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities.

The following table identifies our assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2020
Assets:
Money market	$147,921	$147,921	$—	$—
U.S. treasury securities	—	—	—	—
Total assets at fair value	$147,921	$147,921	$—	$—
December 31, 2019
Assets:
Money market	$61,882	$61,882	$—	$—
U.S. treasury securities	189,736	54,910	134,826	—
Total assets at fair value	$251,618	$116,792	$134,826	$—

There were no liabilities that were measured at fair value on a recurring basis as of December 31, 2020.

Financial instruments not recorded at fair value include our convertible senior notes. At December 31, 2020, the carrying amount of the 2021 Notes was $64.2 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $59.8 million. At December 31, 2020, the carrying amount of the 2024 Notes (2019 Issuance) was $83.9 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $75.4 million. At December 31, 2020, the carrying amount of the 2024 Notes (2020 Issuance) was $56.6 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $49.1 million. At December 31, 2020, the carrying amount of the 2025 Notes was $294.3 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $211.1 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 10, Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

6. Available-for-Sale Securities

We did not have available-for-sale securities as of December 31, 2020.

As of December 31, 2019, available-for-sale securities consisted of the following (in thousands):

		Gross	Gross	Aggregate
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. treasury securities	$134,826	$—	$—	$134,826

7. Inventories

The following table presents inventories as of December 31, 2020 and December 31, 2019 (in thousands):

	December 31,	December 31,
	2020	2019
Work-in-process	$102,507	$104,139
Finished goods, net	32,330	20,433
Total inventories	$134,837	$124,572

At December 31, 2020, we had $30.7 million of current inventory and $104.1 million of long-term inventory.

8. Intangible Assets

At December 31, 2020 and 2019, intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	December 31,	December 31,
	2020	2019
Intangible asset - milestones	$79,850	$71,850
Accumulated amortization	(14,107)	(8,930)
Total intangible asset, net	$65,743	$62,920

The increase in our intangible asset – milestones since December 31, 2019 is due to an $8.0 million milestone payment to Pfizer related to the May 2020 FDA approval. See Note 14, License Agreements for further discussion of this approval.

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded amortization expense of $5.2 million and $4.8 million related to capitalized milestone payments during the year ended December 31, 2020 and December 31, 2019, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense for intangible assets as of December 31, 2020 is as follows (in thousands):

2021	$5,371
2022	5,371
2023	5,371
2024	5,371
2025	5,371
Thereafter	38,888
$65,743

9. Leases

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

We have a finance lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API.

The components of lease expense and related cash flows were as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$1,895	$1,898
Interest on lease liabilities	816	759
Operating lease cost	4,649	4,003
Short-term lease cost	401	301
Variable lease cost	2,071	2,261
Total lease cost	$9,832	$9,222

Operating cash flows from finance leases	$816	$759
Operating cash flows from operating leases	$4,649	$4,003
Financing cash flows from finance leases	$1,470	$1,115

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.6	6.9
Finance leases	5.0	6.0
Weighted-average discount rate
Operating leases	8%	8%
Finance leases	8%	8%

Future minimum commitments due under these lease agreements as of December 31, 2020 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021	5,796	2,287	8,083
2022	5,308	2,287	7,595
2023	4,859	2,287	7,146
2024	4,868	2,287	7,155
2025	5,025	2,287	7,312
Thereafter	9,938	—	9,938
Present value adjustment	(8,223)	(2,036)	(10,259)
Present value of lease payments	$27,571	$9,399	$36,970

10. Debt

The following is a summary of our convertible senior notes at December 31, 2020 and 2019 (principal amount in thousands):

	Principal Amount	Principal Amount
	December 31, 2020	December 31, 2019	Interest Rate	Due Date
2021 Notes	$64,418	$97,188	2.50%	September 15, 2021
2024 Notes (2019 Issuance)	85,782	263,000	4.50%	August 1, 2024
2024 Notes (2020 Issuance)	57,500	—	4.50%	August 1, 2024
2025 Notes	300,000	300,000	1.25%	May 1, 2025
Total	$507,700	$660,188

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

In April 2020, we entered into a privately negotiated exchange agreement with a holder (“Holder”) of our 2021 Notes, pursuant to which we issued to such Holder of the 2021 Notes approximately $36.1 million in aggregate principal amount of our currently outstanding 2024 Notes (2019 Issuance) in exchange for approximately $32.8 million in aggregate principal of 2021 Notes held by such Holder (the “Exchange Transaction”), which resulted in a $3.3 million loss on extinguishment of debt. We did not receive any cash proceeds from the Exchange Transaction.

2024 Notes (2019 Issuance)

In August 2019, we completed a private placement to qualified institutional buyers of $263.0 million aggregate principal amount of 4.50% convertible senior notes due 2024 (the “2024 Notes (2019 Issuance)”) resulting in net proceeds of $254.9 million, after deducting underwriting discounts and commissions and offering expenses. In accordance with the accounting guidance, the conversion feature did not meet the criteria for bifurcation, and the entire principal amount was recorded as a long-term liability on the Consolidated Balance Sheets.

The 2024 Notes (2019 Issuance) are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2024 Notes (2019 Issuance) are senior unsecured obligations and bear interest at a rate of 4.50% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The 2024 Notes (2019 Issuance) will mature on August 1, 2024, unless earlier repurchased or converted.

Holders may convert all or any portion of the 2024 Notes (2019 Issuance) at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the holders will receive shares of our common stock at an initial conversion rate of 137.2213 shares per $1,000 in principal amount of 2024 Notes (2019 Issuance), equivalent to a conversion price of approximately $7.29 per share. The conversion rate is subject to adjustment upon the occurrence of certain events described in the indenture. In addition, following certain corporate events that occur prior to the maturity date or upon our issuance of a notice of redemption, we will increase the conversion rate for holders who elect to convert the 2024 Notes (2019 Issuance) in connection with such a corporate event or during the related redemption period in certain circumstances.

We will not have the right to redeem the 2024 Notes (2019 Issuance) prior to their maturity. If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the 2024 Notes (2019 Issuance), holders may require us to repurchase for cash all or any portion of the 2024 Notes (2019 Issuance) at a fundamental change repurchase price equal to 100% of the principal amount of the 2024 Notes (2019 Issuance) to be repurchased plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. No sinking fund is provided for the 2024 Notes (2019 Issuance).

The 2024 Notes (2019 Issuance) rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes (2019 Issuance); equal in right of payment to all of our liabilities that are not so subordinated, including the 2021 Notes and 2025 Notes; effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness, including our borrowing under the Sixth Street financing agreement; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

In connection with the issuance of the 2024 Notes (2019 Issuance), we incurred $8.0 million of debt issuance costs. The debt issuance costs are presented as a deduction from the convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the 2024 Notes (2019 Issuance) using the effective interest method. We determined the expected life of the debt was equal to the five-year term of the 2024 Notes (2019 Issuance).

In January 2020, we completed a registered direct offering of an aggregate 17,777,679 shares of our common stock at a price of $9.25 per share to a limited number of holders of our 2024 Notes (2019 Issuance). We used the proceeds of the share offering to repurchase from such holders an aggregate of $123.4 million principal amount of 2024 Notes (2019 Issue) in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions. As a result, $3.6 million of unamortized debt issuance costs were derecognized and we recognized a $7.8 million loss on the transactions.

In April 2020, we completed the Exchange Transaction discussed in the 2021 Notes section above.

The additional 2024 Notes (2019 Issuance) issued in the Exchange Transaction were issued as additional notes under that certain Indenture, dated as of August 13, 2019 (the “Indenture”), by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and have substantially identical terms to our currently outstanding 2024 Notes (2019 Issuance), except that the additional 2024 Notes (2019 Issuance) will accrue interest from February 1, 2020 and the initial interest payment date on the additional 2024 Notes (2019 Issuance) was August 1, 2020. The Holder paid to the Company accrued interest on the additional 2024 Notes (2019 Issue) from February 1, 2020 to and including April 20, 2020. The additional 2024 Notes (2019 Issuance) will be treated as a single series of securities with the currently outstanding 2024 Notes (2019 Issuance).

In April and May 2020, approximately $24.3 million in principal amount of 2024 Notes (2019 Issuance) were converted into 3,331,870 shares of our common stock at the conversion rate of 137.2213 shares per $1,000 in principal amount of 2024 Notes (2019 Issuance).

In November 2020, we entered into a privately negotiated exchange and purchase agreement with a holder of our 2024 Notes (2019 Issuance). Pursuant to the agreement, in exchange for approximately $64.8 million aggregate principal amount of 2024 Notes (2019 Issuance) held by the holder, we agreed to issue to the holder a number shares of our common stock (the “Exchanged Shares”) utilizing an exchange ratio that is based in part on the daily volume-weighted average prices (“VWAPs”) per share of our common stock during a seven-day pricing period following execution of the agreement.

In addition, pursuant to the agreement, we sold to the holder $57.5 million aggregate principal amount of a new series of 4.50% Convertible Senior Notes due 2024 (the “2024 Notes (2020 Issuance)”) at a purchase price of $1,000 per $1,000 principal amount thereof.

The number of Exchanged Shares was calculated utilizing an exchange ratio that is based in part on the average VWAPs of our common stock (subject to a floor) during a seven-day pricing period beginning on November 5, 2020 and ending on, and including, November 13, 2020. In November 2020, we issued 15,112,848 Exchanged Shares pursuant to the debt exchange transaction. As a result, $1.4 million of unamortized debt issuance costs were derecognized and we recognized a $27.3 million loss on the transactions.

2024 Notes (2020 Issuance)

The 2024 Notes (2020 Issuance) are governed by the terms of the indenture between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. The 2024 Notes (2020 Issuance) are senior unsecured obligations and bear interest at a rate of 4.50% per year, payable semi-annually in arrears on February 1 and August 1 of each year. The 2024 Notes (2020 Issuance) will mature on August 1, 2024, unless earlier repurchased or converted.

Holders may convert all or any portion of the 2024 Notes (2020 Issuance) at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the holders will receive shares of our common stock at an initial conversion rate of 160.3334 shares per $1,000 in principal amount of 2024 Notes (2020 Issuance), equivalent to a conversion price of approximately $6.24 per share. The initial conversion price represents a premium of approximately 10% to the last reported sale price of $5.67 per share on November 4, 2020. The conversion rate is subject to adjustment upon the occurrence of certain events described in the indenture. In addition, following certain corporate events that occur prior to the maturity date or upon our issuance of a notice of redemption, we will increase the conversion rate for holders who elect to convert the 2024 Notes (2020 Issuance) in connection with such a corporate event or during the related redemption period in certain circumstances.

We will not have the right to redeem the 2024 Notes (2020 Issuance) prior to their maturity. If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the 2024 Notes (2020 Issuance), holders may require us to repurchase for cash all or any portion of the 2024 Notes (2020 Issuance) at a fundamental change repurchase price equal to 100% of the principal amount of the 2024 Notes (2020 Issuance) to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date. No sinking fund is provided for the 2024 Notes (2020 Issuance).

The 2024 Notes (2020 Issuance) rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes (2020 Issuance); equal in right of payment to all of our liabilities that are not so subordinated, including the 2021 Notes, 2024 Notes (2019 Issuance) and 2025 Notes; effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness, including our borrowing under the Sixth Street financing agreement; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

In connection with the issuance of the 2024 Notes (2020 Issuance), we incurred $0.9 million of debt issuance costs. The debt issuance costs are presented as a deduction from the convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the 2024 Notes (2020 Issuance) using the effective interest method. We determined the expected life of the debt was equal to the four-year term of the 2024 Notes (2020 Issuance).

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

As of December 31, 2020, and 2019, the balance of unamortized debt issuance costs related to the convertible senior notes was $8.7 million and $15.4 million, respectively.

Maturities of our convertible notes consisted of the following as of December 31, 2020 (in thousands):

2021	$64,418
2022	—
2023	—
2024	143,282
2025	300,000
Thereafter	—
507,700
Less debt issuance costs	(8,656)
Current portion	(64,198)
Long-term portion	$434,846

Sixth Street Financing Agreement

On May 1, 2019, we entered into a financing agreement (the “Financing Agreement”) with certain affiliates of Sixth Street Partners, LLC (“Sixth Street”) in which we plan to borrow from Sixth Street amounts required to reimburse our actual costs and expenses incurred during each fiscal quarter (limited to agreed budgeted amounts), as such expenses are incurred, related to the ATHENA clinical trial, in an aggregate amount of up to $175 million (the amount actually borrowed, the “Borrowed Amount”). ATHENA is our largest clinical trial, with a planned target enrollment of 1,000 patients across more than 270 sites in at least 25 countries. The Clovis-sponsored phase 3 ATHENA study in advanced ovarian cancer is the first-line maintenance treatment setting evaluating Rubraca plus nivolumab (PD-1 inhibitor), Rubraca, nivolumab and a placebo in newly-diagnosed patients who have completed platinum-based chemotherapy. This study initiated in the second quarter of 2018 and completed enrollment during the second quarter of 2020.

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

We may terminate the Financing Agreement at any time by paying the lenders an amount (the “Discharge Amount”) equal to the sum of (a) (A) the greater of (x) the Borrowed Amount plus (i) if such date is during calendar year 2019, $35.0 million or (ii) if such date is during calendar year 2020 or thereafter, $50.0 million and (y) (i) if such date is prior to the Repayment Start Date, 1.75 times the Borrowed Amount or (ii) if such date is after the Repayment Start Date, 2.00 times the Borrowed Amount minus (B) the aggregate amount of all quarterly payments previously paid to the lenders plus (b) all other obligations which have accrued but which have not been paid under the loan documents, including expense reimbursement.

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

For the year ended December 31, 2020, we recorded $110.9 million as a long-term liability on the Consolidated Balance Sheets and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheets. In connection with the transaction, we incurred $1.8 million of debt issuance costs. The debt issuance costs are presented as a deduction from the Sixth Street financing liability on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Financing Agreement using the straight-line method. As of December 31, 2020, the balance of unamortized debt issuance costs was $1.5 million.

For the year ended December 31, 2020, we used an effective interest rate of 14.6%. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

Expected maturities of our Financing Agreement consisted of the following as of December 31, 2020 (in thousands):

2021	$—
2022	8,934
2023	41,091
2024	45,532
2025	16,820
Thereafter	—
112,377
Less debt issuance costs	(1,460)
Current portion	—
Long-term portion	$110,917

The following table sets forth total interest expense recognized during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year ended December 31,
	2020	2019	2018
Interest on convertible notes	$11,934	$13,680	$9,812
Amortization of debt issuance costs	2,672	2,858	2,178
Debt issuance cost derecognized related to convertible debt transactions	4,345	—	—
Interest on finance lease	816	759	—
Interest on borrowings under ATHENA financing agreement	10,624	1,997	—
Accretion of interest on milestone liability	—	—	977
Interest on capital lease liability	—	—	216
Other interest	117	111	—
Total interest expense	$30,508	$19,405	$13,183

11. Stockholders’ Equity

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Foreign Currency	Unrealized	Total Accumulated
	Translation Adjustments	(Losses) Gains	Other Comprehensive Loss
Balance at December 31, 2018	$(44,460)	$(174)	$(44,634)
Other comprehensive income (loss)	(272)	41	(231)
Total before tax	(44,732)	(133)	(44,865)
Tax effect	—	—	—
Balance at December 31, 2019	(44,732)	(133)	(44,865)
Other comprehensive income (loss)	567	(6)	561
Total before tax	(44,165)	(139)	(44,304)
Tax effect	—	—	—
Balance at December 31, 2020	$(44,165)	$(139)	$(44,304)

The period change in each of the periods was primarily due to the foreign currency translation of the goodwill and deferred income taxes associated with the acquisition of EOS in November 2013. There were no reclassifications out of accumulated other comprehensive loss in the years ended December 31, 2020, 2019 and 2018.

Effective October 1, 2018, substantially all assets and activities related to EOS were transferred from our Italian subsidiary to the U.S. This had the impact of changing the functional currency of goodwill from the Euro to USD. Therefore, the balance of goodwill will no longer change due to foreign currency gains and losses.

12. Share-Based Compensation

Stock Options

In April 2020, our board of directors approved the 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon approval. The 2020 Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to our employees and directors (collectively, “awards”). Common shares authorized for issuance under the 2020 Plan were 6,470,00 at December 31, 2020, which represents the initial reserve. Stock options granted vest ratably over either a one-year period or three-year period for Board of Director grants. Employee stock options generally vest over a three- or four-year period with 33% or 25%, respectively, of the options cliff-vesting after year one and the remaining options vesting ratably over each subsequent month. All stock options expire 10 years from the date of grant.

In August 2011, our board of directors approved the 2011 Stock Incentive Plan (the “2011 Plan”), which became effective upon the closing of our initial public offering in November 2011. The 2011 Plan provides for the granting of incentive and nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to our employees and directors. Stock options granted vest ratably over either a one-year period or three-year period for Board of Director grants. Employee stock options generally vest over a four-year period with 25% of the options cliff-vesting after year one and the remaining options vesting ratably over each subsequent month. All stock options expire 10 years from the date of grant.

The adoption of the 2020 Plan did not affect the terms and conditions of any outstanding awards granted under the 2011 Plan. Upon the adoption of the 2020 Plan, no future grants will be granted under the 2011 Plan, but the 2011 Plan will remain in effect with respect to outstanding awards granted thereunder.

Share-based compensation expense for the years ended December 31, 2020, 2019 and 2018, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Research and development	$25,577	$25,838	$20,489
Selling, general and administrative	25,217	28,466	28,601
Total share-based compensation expense	$50,794	$54,304	$49,090

We did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2020, 2019 and 2018 as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of December 31, 2020.

The following table summarizes the activity relating to our options to purchase common stock:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2019	6,287,025	$42.24
Granted	980,592	7.35
Exercised	(117,932)	3.23
Forfeited	(649,016)	41.15
Outstanding at December 31, 2020	6,500,669	$37.79	5.6	$127
Vested and expected to vest at December 31, 2020	6,371,758	$38.24	5.5	$118
Vested and exercisable at December 31, 2020	5,026,455	$43.87	4.7	$31

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $4.80 as of December 31, 2020, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the years ended December 31, 2020, 2019 and 2018 (in thousands, except weighted-average grant date fair value per share):

	Year ended December 31,
	2020	2019	2018
Weighted-average grant date fair value per share	$5.67	$13.53	$32.09
Intrinsic value of options exercised	$381	$1,525	$1,714
Cash received from stock option exercises	$236	$1,361	$1,869

As of December 31, 2020, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $18.1 million and the estimated weighted-average remaining vesting period was 1.5 years.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2020	2019	2018
Dividend yield	—	—	—
Volatility (a)	99%	93%	88%
Risk-free interest rate (b)	0.49%	1.67%	2.92%
Expected term (years) (c)	6.0	5.9	5.9

(a)	Volatility: The expected volatility was estimated using our historical data.

(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using our historical data.

The total fair value of stock options vested during the years ended December 31, 2020, 2019 and 2018 was $22.4 million, $32.8 million and $43.3 million, respectively.

Restricted Stock

Beginning in 2016, we issued restricted stock units (“RSUs”) to certain employees under the 2011 Plan and 2020 Plan. The RSUs vest either (i) over two years, with 50% vesting one year from the date of grant and the remaining 50% vesting two years from the date of grant or (ii) over four years, with 25% vesting one year from the date of grant and the remaining 75% vesting ratably each subsequent quarter over the following three years, as defined in the grant agreement. Vested RSUs are payable in shares of our common stock at the end of the vesting period. RSUs are measured based on the fair value of the underlying stock on the grant date. The minimum statutory tax on the value of common stock shares issued to employees upon vesting are paid by us through the sale of registered shares of our common stock.

The following table summarizes the activity related to our unvested RSUs:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2019	2,171,347	$28.37
Granted	2,441,804	8.21
Vested	(1,012,699)	28.85
Forfeited	(636,905)	15.51
Unvested at December 31, 2020	2,963,547	$14.36
Expected to vest after December 31, 2020	2,862,148	$14.09

As of December 31, 2020, the unrecognized share-based compensation expense related to RSUs, adjusted for expected forfeitures, was $33.6 million and the estimated weighted-average remaining vesting period was 2.2 years.

Common Stock Reserved for Issuance

As of December 31, 2020, we reserved shares of common stock for future issuance as follows:

		Available for
		Grant	Total Shares of
	Common Stock	or Future	Common Stock
	Outstanding	Issuance	Reserved
2009 Equity Incentive Plan	64,522	—	64,522
2011 Stock Incentive Plan	8,878,976	—	8,878,976
2020 Stock Incentive Plan	520,718	5,949,282	6,470,000
2011 Employee Stock Purchase Plan	—	361,656	361,656
Total	9,464,216	6,310,938	15,775,154

Employee Stock Purchase Plan

In August 2011, our board of directors approved the Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan (the “Purchase Plan”). Each year, on the date of our annual meeting of stockholders and at the discretion of our board of directors, the amount of shares reserved for issuance under the Purchase Plan may be increased by up to the lesser of (1) a number of additional shares of our common stock representing 1% of our then-outstanding shares of common stock, (2) 344,828 shares of our common stock and (3) a lesser number of shares as approved by the Board. The Purchase Plan provides for consecutive six-month offering periods, during which participating employees may elect to have up to 10% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock is 85% of the lower of the fair value of a share of common stock on the first trading date of each offering period or the fair value of a share of common stock on the last trading day of the offering period. The Purchase Plan will terminate on August 24, 2021, the tenth anniversary of the date of initial adoption of the Purchase Plan. We sold 283,588 and 175,634 shares to employees in 2020 and 2019, respectively. There were 361,656 shares available for sale under the Purchase Plan as of December 31, 2020. The weighted-average estimated grant date fair value of purchase awards under the Purchase Plan during the years ended December 31, 2020 and 2019 was $4.63 and $6.60 per share, respectively. The total share-based compensation expense recorded as a result of the Purchase Plan was approximately $1.1 million, $1.0 million and $0.9 million during the years ended December 31, 2020, 2019 and 2018, respectively.

The fair value of purchase awards granted to our employees during the years ended December 31, 2020, 2019 and 2018 was estimated using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2020	2019	2018
Dividend yield	—	—	—
Volatility (a)	138%	79%	51%
Risk-free interest rate (b)	0.90%	2.20%	1.90%
Expected term (years) (c)	0.5	0.5	0.5
(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the U.S. Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right.
(c)	Expected term: The expected life of the award represents the six-month offering period for the Purchase Plan.

13. Commitments and Contingencies

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier has constructed, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We made scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Beginning in the fourth quarter of 2018, once the facility was operational, we were obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of December 31, 2020, $68.1 million of purchase commitments remain under the Agreement.

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

On December 17, 2019, the parties participated in a mediation, which did not result in a settlement. On December 22, 2019, the Company’s board of directors formed a Special Litigation Committee (the “SLC”) to conduct an investigation of the claims asserted in the Supplemental Derivative Complaint. On February 18, 2020, the SLC moved to stay all proceedings in the Consolidated Derivative Action pending completion of its investigation. Plaintiffs filed their opposition to the motion to stay on March 3, 2020 and the SLC filed its reply on March 13, 2020. On May 12, 2020, after hearing oral argument, Vice Chancellor Slights granted the SLC’s motion to stay proceedings until September 18, 2020 so that the SLC may complete its investigation. On September 11, 2020, Vice Chancellor Slights granted the parties’ request to extend the stay until October 31, 2020, to allow the SLC further time to complete its investigation. On October 26, 2020, Vice Chancellor Slights granted the parties’ request to further extend the stay until November 15, 2020. On November 13, 2020, vice Chancellor Slights granted the parties’ request to further extend the stay until December 15, 2020.

On December 16, 2020, the SLC filed a report (the “SLC Report”) containing the findings of its investigation. The SLC Report concludes that the claims asserted in the Consolidated Derivative Action lack merit. Specifically, the SLC Report finds that the defendants did not breach their fiduciary duties in connection with the Company’s TIGER-X clinical trial. Accordingly, on the same date that the SLC Report was filed, the SLC filed a motion to terminate the Consolidated Derivative Action in Delaware Chancery Court. A briefing schedule on the motion to terminate has not yet been set.

While the motion to terminate remains pending before Vice Chancellor Slights, the Company does not believe this litigation will have a material impact on its financial position or results of operations.

European Patent Opposition

Two European patents in the rucaparib camsylate salt/polymorph patent family (European Patent 2534153 and its divisional European Patent 3150610) were opposed. In particular, opposition notices against European Patent 2534153 were filed by two parties on June 20, 2017. During an oral hearing that took place on December 4, 2018, the European Patent Office’s Opposition Division maintained European Patent 2534153 in amended and narrowed form with claims to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal AG, appealed the written decision of the European Opposition Division and filed reply appeal briefs in early November 2019. An opposition against European Patent 3150610 was filed by Generics (UK) Limited on April 30, 2020 on grounds similar to those raised in the opposition notices against European Patent 2534153, which grounds are common in such proceedings. Moreover, these grounds of opposition, as well as documents based on which lack of patentability has been alleged, were considered by the European Patent Office during the examination stage, and the claims were deemed to comply with the applicable law when granting the patent. Clovis responded to the opposition notice in European Patent 3150610 on January 8, 2021, amending the claims to be directed to the use of rucaparib maleate in a method of inhibiting PARP activity or treating cancer. A preliminary opinion and summons to oral proceedings were issued on January 26, 2021. The oral hearing is scheduled for November 18, 2021. The preliminary opinion provides a non-binding indication of the Opposition Division’s initial view based on the documents that have thus far been submitted, which agrees with our positions on a number of grounds of opposition and agrees with an objection made by the opponent, but only with respect to some of the claims. As part of the opposition proceedings, we have the opportunity to submit further arguments and pursue alternative claims in the form of auxiliary requests. While the ultimate results of patent challenges can be difficult to predict, it is our view that a number of factors support patentability, and we believe a successful challenge of all claims would be difficult.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year ended December 31,
	2020	2019	2018
Common shares under stock incentive plans	3,095	2,480	1,319
Convertible senior notes	25,969	41,598	8,584
Total potential dilutive shares	29,064	44,078	9,903

16. Income Taxes

We are subject to U.S. federal, state and foreign income tax. The geographical components of loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2020	2019	2018
Domestic	$(370,839)	$(399,497)	$(368,402)
Foreign	1,080	871	1,001
Total loss before income taxes	$(369,759)	$(398,626)	$(367,401)

The income tax provision consists of the following current and deferred tax expense (benefit) amounts (in thousands):

	Year ended December 31,
	2020	2019	2018
Current tax:
U.S. Federal & State	$50	$3	$15
Foreign	(597)	1,795	593
Total current expense (benefit)	(547)	1,798	608
Deferred tax:
U.S. Federal & State	—	—	—
Foreign	—	—	—
Total deferred (benefit)	—	—	—
Total income tax expense (benefit)	$(547)	$1,798	$608

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is provided below:

	Year ended December 31,
	2020	2019	2018
Federal income tax benefit at statutory rate	(21.0)%	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(1.6)	(2.9)	(3.1)
Tax credits	(1.5)	(1.1)	(1.3)
Change in uncertain tax positions	0.1	(4.3)	0.1
SEC settlement costs	—	—	1.1
Convertible debt transactions	2.2	—	—
Prior year true ups	0.9	0.1	(0.8)
Share based compensation	2.6	2.3	0.8
Tax rate changes	1.4	0.1	0.3
Change in valuation allowance	16.1	26.5	23.2
Other	0.6	0.8	0.9
Effective income tax rate	(0.2)%	0.5%	0.2%

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward	$414,932	$396,100
Tax credit carryforwards	247,064	243,901
Interest expense limitation carryforward	5,371	4,449
Intangible assets	94,558	61,459
Share-based compensation expense	33,169	34,006
Product acquisition costs	4,992	6,288
Lease liabilities	6,122	5,317
Accrued liabilities and other	7,488	5,817
Total deferred tax assets	813,696	757,337
Valuation allowance	(806,622)	(750,508)
Deferred tax assets, net of valuation allowance	7,074	6,829
Deferred tax liabilities:
Right-of-use assets	(6,799)	(6,337)
Prepaid expenses and fixed assets	(275)	(492)
Total deferred tax liabilities	(7,074)	(6,829)
Net deferred tax liability	$—	$—

The Tax Cuts and Jobs Act (the “Act”), enacted in the U.S. on December 22, 2017, subjects a U.S. shareholder to tax on the Global Intangible Low-Taxed Income (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, “Accounting for Global Intangible Low-Taxed Income”, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. We have elected to account for GILTI in the year the tax is incurred.

The realization of deferred tax assets is dependent upon a number of factors including future earnings, the timing and amount of which is uncertain. A valuation allowance was established for the net deferred tax asset balance due to management’s belief that the realization of these assets is not likely to occur in the foreseeable future. We recorded a net increase to the valuation allowance of $56.1 million and $102.6 million for the years ended December 31, 2020 and 2019, respectively, primarily due to the growth in net operating losses and amortizable research and development expenses incurred during the year.

In addition, the Company recognizes tax benefits if it is more likely than not to be sustained under audit by the relevant taxing authority based on technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained during audit. If the threshold is met, the tax benefit is measured and recognized at the largest amount above the greater than 50% likelihood threshold at time of settlement. The balance of unrecognized tax benefits at December 31, 2020 of $8.0 million, if recognized, would not impact the Company’s effective tax rate as long as we remain subject to a full valuation allowance. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2020	2019
Balance at beginning of year	$7,525	$24,775
Changes related to prior period tax positions	64	(35)
Additions related to current period tax positions	415	398
Settlements with tax authorities	—	(17,613)
Expiration of statute of limitations	—	—
Balance at end of year	$8,004	$7,525

As of December 31, 2020, we had approximately $1.7 billion, $1.6 billion and $2.0 million of U.S., federal, state and foreign net operating loss carryforwards, respectively. The U.S. federal net operating losses, generated prior to the enactment of the Act, totaling $1.1 billion, will expire from 2029 to 2037 if not utilized and the U.S. federal net operating losses generated after the enactment of the Act, totaling $0.6 billion, do not expire and are carried forward indefinitely. U.S. state net operating losses will expire from 2024 to 2040 if not utilized. We have research and development and orphan drug tax credit carryforwards of $254.5 million that will expire from 2030 through 2040 if not utilized.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses (“NOL”) and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change of ownership. As of December 31, 2019, our audit by the Internal Revenue Service was finalized for the year ended December 31, 2015. The amount of orphan drug tax credit for years 2009 and 2010 was adjusted, but no additional taxes are due as a result of our net operating losses; this also resulted in a release of the uncertain tax position (“UTP”) of $17.6 million and a decrease to the U.S. federal net operating loss carryforward due to the release of the UTP recorded against the credit. Our federal and state income taxes for the period from January 1, 2009 to December 31, 2014, other than the orphan drug tax credit, and January 1, 2016 through December 31, 2020 remain open to an audit. Our foreign subsidiaries are also subject to tax audits by tax authorities in the jurisdictions where they operate for the periods from December 31, 2016 to December 31, 2020.

We may be assessed interest and penalties related to the settlement of tax positions and such amounts will be recognized within income tax expense when assessed. To date, no interest and penalties have been recognized.

17. Employee Benefit Plans

We maintain a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for our U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. We matched contributions up to 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was approximately $2.1 million, $2.2 million and $2.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Our international employees participate in retirement plans or postretirement life insurance plans governed by the local laws in effect for the country in which they reside. We made contributions to the retirement plans or postretirement life insurance plans of international employees of approximately $1.5 million, $1.1 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

18. Segment Information

The following table presents information about our reportable segments for the year months ended December 31, 2020, 2019 and 2018 (in thousands):

	Year ended December 31,
	2020			2019			2018
	U.S.	Ex-U.S.	Total	U.S.	Ex-U.S.	Total	U.S.	Ex-U.S.	Total
Product revenue	$146,259	$18,263	$164,522	$137,187	$5,819	$143,006	$95,388	$—	$95,388
Operating expenses:
Cost of sales - product	29,526	6,602	36,128	28,179	1,747	29,926	19,444	—	19,444
Cost of sales - intangible asset amortization	2,287	2,890	5,177	1,956	2,804	4,760	1,954	676	2,630
Research and development	249,444	8,263	257,707	275,518	7,628	283,146	226,925	4,422	231,347
Selling, general and administrative	139,455	24,439	163,894	161,132	21,637	182,769	161,743	14,038	175,781
Acquired in-process research and development	—	—	—	9,440	—	9,440	—	—	—
Other operating expenses	3,804	—	3,804	9,711	—	9,711	—	—	—
Total expenses	424,516	42,194	466,710	485,936	33,816	519,752	410,066	19,136	429,202
Operating loss	(278,257)	(23,931)	(302,188)	(348,749)	(27,997)	(376,746)	(314,678)	(19,136)	(333,814)

19. Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2020 and 2019 were as follows (in thousands):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020	2019	2019	2019	2019
Revenues:	`
Product revenue	$42,564	$39,887	$38,772	$43,299	$33,118	$32,978	$37,603	$39,307
Operating expenses:
Cost of sales - product	9,096	9,120	8,438	9,474	7,405	6,445	8,134	7,942
Cost of sales - intangible asset amortization	1,212	1,280	1,343	1,342	1,120	1,217	1,212	1,211
Research and development	68,221	69,878	62,902	56,706	62,031	70,746	77,896	72,473
Selling, general and administrative	42,598	41,902	38,636	40,758	47,761	48,029	41,811	45,168
Acquired in-process research and development	—	—	—	—	—	—	9,440	—
Other operating expenses	3,449	355	—	—	—	—	5,539	4,172
Total expenses	124,576	122,535	111,319	108,280	118,317	126,437	144,032	130,966
Operating loss	(82,012)	(82,648)	(72,547)	(64,981)	(85,199)	(93,459)	(106,429)	(91,659)
Other income (expense):
Interest expense	(9,561)	(6,739)	(6,859)	(7,349)	(3,590)	(3,817)	(5,278)	(6,720)
Foreign currency (loss) gain	(877)	142	633	30	(192)	(226)	(229)	100
(Loss) gain on extinguishment of debt	—	(3,277)	—	—	—	—	18,480	—
Loss on convertible senior notes conversion	(7,791)	—	—	(27,284)	—	—	—	—
Legal settlement loss	—	—	—	—	—	(25,000)	(1,750)	—
Other income	841	239	79	202	2,400	1,899	781	1,262
Other income (expense), net	(17,388)	(9,635)	(6,147)	(34,401)	(1,382)	(27,144)	12,004	(5,358)
Loss before income taxes	(99,400)	(92,283)	(78,694)	(99,382)	(86,581)	(120,603)	(94,425)	(97,017)
Income tax benefit (expense)	68	36	18	425	160	176	350	(2,484)
Net loss	$(99,332)	$(92,247)	$(78,676)	$(98,957)	$(86,421)	$(120,427)	$(94,075)	$(99,501)
Basic and diluted net loss per common share	$(1.39)	$(1.15)	$(0.89)	$(1.02)	$(1.63)	$(2.27)	$(1.72)	$(1.81)
Basic and diluted weighted average common shares outstanding	71,662	80,453	88,255	96,681	52,891	53,028	54,707	54,834

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVIS ONCOLOGY, INC.

	By:	/S/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
Date: February 24, 2021		President and Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ PATRICK J. MAHAFFY	President and Chief Executive Officer; Director (Principal Executive Officer)	February 24, 2021
Patrick J. Mahaffy

/S/ DANIEL W. MUEHL Daniel W. Muehl	Executive Vice President and Chief Finance Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2021

/S/ BRIAN G. ATWOOD Brian G. Atwood	Director	February 24, 2021

/S/ ROBERT W. AZELBY Robert W. Azelby	Director	February 24, 2021

/S/ JAMES C. BLAIR James C. Blair	Director	February 24, 2021

/S/ RICHARD A. FAIR Richard A. Fair	Director	February 24, 2021

/S/ KEITH FLAHERTY Keith Flaherty	Director	February 24, 2021

/S/ GINGER L. GRAHAM Ginger L. Graham	Director	February 24, 2021

/S/ PAUL KLINGENSTEIN Paul Klingenstein	Director	February 24, 2021

/S/ EDWARD J. MCKINLEY Edward J. McKinley	Director	February 24, 2021

/S/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	February 24, 2021