Form 10-Q
period 2021-03-31
Clovis Oncology, Inc.
filed 2021-05-05
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2021.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of April 30, 2021 was 104,564,978.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

`	Three months ended March 31,
	2021	2020

	(in thousands, except per share amounts)
Revenues:
Product revenue	$38,053	$42,564
Operating expenses:
Cost of sales - product	8,268	9,096
Cost of sales - intangible asset amortization	1,343	1,212
Research and development	52,805	68,221
Selling, general and administrative	29,941	42,598
Other operating expenses	3,707	3,449
Total expenses	96,064	124,576
Operating loss	(58,011)	(82,012)
Other income (expense):
Interest expense	(8,037)	(9,561)
Foreign currency loss	(546)	(877)
Loss on convertible senior notes conversion	—	(7,791)
Other income	183	841
Other income (expense), net	(8,400)	(17,388)
Loss before income taxes	(66,411)	(99,400)
Income tax benefit (expense)	134	68
Net loss	(66,277)	(99,332)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(80)	(103)
Net unrealized gain on available-for-sale securities, net of tax	—	78
Other comprehensive income (loss):	(80)	(25)
Comprehensive loss	$(66,357)	$(99,357)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.64)	$(1.39)
Basic and diluted weighted average common shares outstanding	104,246	71,662

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	March 31,
	2021	December 31,
	(Unaudited)	2020

ASSETS
Current assets:
Cash and cash equivalents	$190,922	$240,229
Accounts receivable, net	21,727	26,511
Inventories, net	22,166	30,714
Prepaid research and development expenses	3,646	4,245
Other current assets	14,052	9,130
Total current assets	252,513	310,829
Inventories	109,633	104,123
Property and equipment, net	11,285	12,085
Right-of-use assets, net	29,185	30,438
Intangible assets, net	64,400	65,743
Goodwill	63,074	63,074
Other assets	18,748	19,262
Total assets	$548,838	$605,554
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$20,502	$26,692
Accrued research and development expenses	45,026	43,500
Lease liabilities	5,295	5,330
Convertible senior notes	64,275	64,198
Other accrued expenses	38,138	45,208
Total current liabilities	173,236	184,928
Long-term lease liabilities - less current portion	30,400	31,640
Convertible senior notes - less current portion	435,350	434,846
Borrowings under financing agreement	128,975	110,917
Other long-term liabilities	1,916	1,971
Total liabilities	769,877	764,302
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share, 200,000,000 shares authorized at March 31, 2021 and December 31, 2020, respectively; 104,557,957 and 103,699,109 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	105	104
Additional paid-in capital	2,502,244	2,498,179
Accumulated other comprehensive loss	(44,384)	(44,304)
Accumulated deficit	(2,679,004)	(2,612,727)
Total stockholders' deficit	(221,039)	(158,748)
Total liabilities and stockholders' deficit	$548,838	$605,554

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2021	103,699,109	$104	$2,498,179	$(44,304)	$(2,612,727)	$(158,748)
Exercise of stock options	5,609	—	27	—	—	27
Issuance of common stock from vesting of restricted stock units	853,239	1	(1)	—	—	—
Share-based compensation expense	—	—	4,039	—	—	4,039
Net unrealized gain on available-for-sale securities	—	—	—	—	—	—
Foreign currency translation adjustments	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(66,277)	(66,277)
March 31, 2021	104,557,957	105	2,502,244	(44,384)	(2,679,004)	(221,039)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2020	54,956,341	$55	$2,114,068	$(44,865)	$(2,243,516)	$(174,258)
Exercise of stock options	759	—	2	—	—	2
Issuance of common stock from vesting of restricted stock units	662,323	—	—	—	—	—
Share-based compensation expense	—	—	12,961	—	—	12,961
Net unrealized gain on available-for-sale securities	—	—	—	78	—	78
Foreign currency translation adjustments	—	—	—	(103)	—	(103)
Convertible senior notes conversion	17,877,164	18	133,640	—	—	133,658
Net loss	—	—	—	—	(99,332)	(99,332)
March 31, 2020	73,496,587	73	2,260,671	(44,890)	(2,342,848)	(126,994)

See accompanying Notes to Unaudited Consolidated Financial Statements

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended March 31,
	2021	2020

Operating activities
Net loss	$(66,277)	$(99,332)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	4,039	12,961
Depreciation and amortization	2,241	2,130
Amortization of premiums and discounts on available-for-sale securities	—	(140)
Amortization of debt issuance costs	639	786
Write-off of debt issuance costs related to convertible senior notes transactions	—	3,555
Loss on convertible senior notes conversion	—	7,791
Other	877	—
Changes in operating assets and liabilities:
Accounts receivable	4,732	(4,519)
Inventory	3,665	6,839
Prepaid and accrued research and development expenses	2,125	(5,559)
Deposit on inventory	—	(12,373)
Other operating assets and liabilities	(5,005)	5,198
Accounts payable	(6,290)	4,016
Other accrued expenses	(2,636)	(3,847)
Net cash used in operating activities	(61,890)	(82,494)
Investing activities
Purchases of property and equipment	(118)	(34)
Purchases of available-for-sale securities	—	(9,962)
Sales of available-for-sale securities	—	79,803
Net cash (used in) provided by investing activities	(118)	69,807
Financing activities
Proceeds from sale of common stock, net of issuance costs	—	163,901
Payment of convertible senior notes	—	(164,443)
Proceeds from borrowings under financing agreement	13,802	15,592
Proceeds from the exercise of stock options and employee stock purchases	27	2
Payments on finance leases	(386)	(357)
Payments on other long-term liabilities	(67)	(51)
Net cash provided by financing activities	13,376	14,644
Effect of exchange rate changes on cash and cash equivalents	(675)	(481)
(Decrease) increase in cash and cash equivalents	(49,307)	1,476
Cash and cash equivalents at beginning of period	240,229	161,833
Cash and cash equivalents at end of period	$190,922	$163,309
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,292	$4,131
Non-cash investing and financing activities:
Vesting of restricted stock units	$7,129	$5,461

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Clovis Oncology, Inc. (together with its consolidated subsidiaries, the “Company”, “Clovis”, “we”, “our”, “us”) is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, for those indications that require them, diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use. We have and intend to continue to license or acquire rights to oncology compounds in all stages of development. In exchange for the right to develop and commercialize these compounds, we generally expect to provide the licensor with a combination of upfront payments, milestone payments and royalties on future sales. In addition, we generally expect to assume the responsibility for future drug development and commercialization costs. We currently operate in two segments. Since inception, our operations have consisted primarily of developing in-licensed compounds, evaluating new product acquisition candidates and general corporate activities and since 2016 we have also marketed and sold products.

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

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. We launched Rubraca for this indication in the U.S. following receipt of the approval. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca has been launched in each of Germany, United Kingdom, Italy, France, Spain and the Netherlands, and reimbursement is pending in Switzerland.

In December 2020, Rubraca met the primary study endpoint of significantly improving progression-free survival (“PFS”) versus chemotherapy in the ARIEL4 confirmatory study. ARIEL4 study results were presented at a medical congress meeting in March 2021. ARIEL4 is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy, which enrolled relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. Completion of ARIEL4 is a post-marketing commitment in the U.S. and Europe.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We anticipate initial data of Rubraca monotherapy versus placebo from our ATHENA study in the second half of 2021, with results of Rubraca in combination with Opdivo in all study populations a year or more later. However, the timing of ATHENA data readouts is dependent on the timing of data maturity driven by PFS events.

We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca as monotherapy treatments in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on our interactions with the FDA, we believe that this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support the potential for an accelerated approval. Assuming enrollment in this study continues as planned and subject to availability of data, we may potentially file a supplemental New Drug Application (“sNDA”) with the FDA for this indication in the first half of 2022.

We hold worldwide rights to Rubraca.

Pursuant to our license and collaboration agreement with 3B Pharmaceuticals GmbH (“3BP”), entered into in September 2019, we have initiated development of a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein (“FAP”). We have completed sufficient preclinical work to support an IND for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286. Accordingly, we submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial Phase 1 study to determine the dose, schedule and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The FDA cleared the two INDs and we anticipate initiating the Phase 1 LuMIERE clinical study during the second quarter of 2021. The FAP-targeting imaging agent will be utilized to identify tumors that contain FAP for treatment in this study and once the recommended Phase 2 dose is determined, Phase 2 expansion cohorts are planned in multiple tumor types.

We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

Lucitanib, our product candidate currently in clinical development, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb.

The Clovis sponsored Phase 1b/2 LIO-1 study is evaluating the combination of lucitanib and Opdivo in gynecologic cancers, and the Phase 2 portion is enrolling patients into four expansion cohorts: non-clear cell ovarian; non-clear cell endometrial; cervical; and clear-cell ovarian and endometrial cancers. Interim data from the non-clear-cell ovarian cancer expansion cohort have been accepted as a poster presentation at the American Society of Clinical Oncology (“ASCO”) meeting in early June, and while evidence of clinical activity has been observed, we do not believe that the efficacy data support further development in non-clear-cell ovarian cancer. Enrollment continues in the three other expansion cohorts, and we continue to plan to submit an abstract to a medical meeting later this year describing the interim endometrial cohort data.

We hold the global (excluding China) development and commercialization rights for lucitanib.

Basis of Presentation

All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments that, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the periods presented herein. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our Annual Report on Form 10-K for the year ended December 31, 2020 (“2020 Form 10-K”) for a broader discussion of our business and the opportunities and risks inherent in such business.

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

Based on current estimates, we believe that our cash, cash equivalents and liquidity available under our financing agreement related to our ATHENA trial, together with current estimates for revenues generated by sales of Rubraca, will allow us to fund our operating plan through at least the next 12 months.

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

Chargebacks. Chargebacks are discounts that occur when contracted customers, which currently consist primarily of GPOs, Public Health Service (“PHS”) organizations and federal government entities purchasing via the Federal Supply Schedule, purchase directly from our specialty distributors at a discounted price. The specialty distributor, in turn, charges back the difference between the price initially paid by the specialty distributor and the discounted price paid to the specialty distributor by the healthcare provider. These reserves are established in the same period that the related revenue is recognized, resulting in a reduction of product revenue and accounts receivable. The accrual for specialty distributor chargebacks is estimated based on known chargeback rates and known sales to specialty distributors adjusted for the estimated utilization by healthcare providers.

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

Inventory

Inventories are stated at the lower of cost or estimated net realizable value, on a first-in, first-out (“FIFO”) basis. Inventories include active pharmaceutical ingredient (“API”), contract manufacturing costs and overhead allocations. We begin capitalizing incurred inventory related costs upon regulatory approval. Prior to regulatory approval, incurred costs for the manufacture of the drugs that could potentially be available to support the commercial launch of our products are recognized as research and development expense.

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

Segment Information

We have two operating and reportable segments, U.S. and ex-U.S., based on product revenue by geographic areas. We designated our reporting segments based on the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on product revenue by geographic areas. Accordingly, we view our business as two reportable operating segments to evaluate performance, allocate resources, set operational targets and forecast our future period financial results.

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

Our other significant accounting policies are described in Note 2, Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements included in our 2020 Form 10-K.

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

Level 2:

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities in active markets or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. We do not have Level 2 assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
March 31, 2021
Assets:
Money market	$147,925	$147,925	$—	$—
Total assets at fair value	$147,925	$147,925	$—	$—
December 31, 2020
Assets:
Money market	$147,921	$147,921	$—	$—
Total assets at fair value	$147,921	$147,921	$—	$—

There were no liabilities that were measured at fair value on a recurring basis as of March 31, 2021.

Financial instruments not recorded at fair value include our convertible senior notes. At March 31, 2021, the carrying amount of the 2021 Notes was $64.3 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $60.9 million. At March 31, 2021, the carrying amount of the 2024 Notes (2019 Issuance) was $84.1 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $96.9 million. At March 31, 2021, the carrying amount of the 2024 Notes (2020 Issuance) was $56.7 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $69.3 million. At March 31, 2021, the carrying amount of the 2025 Notes was $294.6 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $226.7 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

4. Inventories

The following table presents inventories as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Work-in-process	$96,097	$102,507
Finished goods, net	35,702	32,330
Total inventories	$131,799	$134,837

At March 31, 2021, we had $22.2 million of current inventory and $109.6 million of long-term inventory.

5. Other Current Assets

Other current assets were comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid insurance	$3,548	$782
Prepaid IT	743	753
Prepaid variable considerations	428	1,191
Prepaid expenses - other	4,513	2,193
Value-added tax ("VAT") receivable	2,968	2,202
Receivable - other	1,746	1,884
Other	106	125
Total	$14,052	$9,130

6. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
Intangible asset - milestones	$79,850	$79,850
Accumulated amortization	(15,450)	(14,107)
Total intangible asset, net	$64,400	$65,743

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded amortization expense of $1.3 million and $1.2 million related to capitalized milestone payments during the three months ended March 31, 2021 and March 31, 2020, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2021	$4,028
2022	5,371
2023	5,371
2024	5,371
2025	5,371
Thereafter	38,888
$64,400

7. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	March 31,	December 31,
	2021	2020
Accrued personnel costs	$10,066	$18,334
Accrued interest payable for convertible senior notes	2,676	2,991
Income tax payable	351	907
Accrued corporate legal fees and professional services	339	459
Accrued royalties	5,760	6,617
Accrued variable considerations	13,621	11,701
Accrued expenses - other	5,325	4,199
Total	$38,138	$45,208

8. Leases

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

We have a finance lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API.

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended March 31,	Three months ended March 31,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$474	$474
Interest on lease liabilities	185	215
Operating lease cost	1,253	1,126
Short-term lease cost	80	106
Variable lease cost	523	598
Total lease cost	$2,515	$2,519

Operating cash flows from finance leases	$185	$215
Operating cash flows from operating leases	$1,253	$1,126
Financing cash flows from finance leases	$386	$357

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term (years)
Operating leases	6.4	6.8
Finance leases	4.8	5.8
Weighted-average discount rate
Operating leases	8%	8%
Finance leases	8%	8%

Future minimum commitments due under these lease agreements as of March 31, 2021 are as follows (in thousands):

	Operating Leases	Finance Leases	Total
2021 (remaining nine months)	4,282	1,715	5,997
2022	5,311	2,287	7,598
2023	4,865	2,287	7,152
2024	4,875	2,287	7,162
2025	5,032	2,287	7,319
Thereafter	9,962	—	9,962
Present value adjustment	(7,645)	(1,850)	(9,495)
Present value of lease payments	$26,682	$9,013	$35,695

9. Debt

The following is a summary of our convertible senior notes at March 31, 2021 and December 31, 2020 (principal amount in thousands):

	Principal Amount	Principal Amount			Conversion rate per $1,000
	March 31, 2021	December 31, 2020	Interest Rate	Maturity Date	principal amount (shares)
2021 Notes	$64,418	$64,418	2.50%	September 15, 2021	16.1616
2024 Notes (2019 Issuance)	85,782	85,782	4.50%	August 1, 2024	137.2213
2024 Notes (2020 Issuance)	57,500	57,500	4.50%	August 1, 2024	160.3334
2025 Notes	300,000	300,000	1.25%	May 1, 2025	13.1278
Total	$507,700	$507,700

Our convertible senior notes are governed by the terms of their respective indentures between the Company, as issuer, and The Bank of New York Mellon Trust Company, N.A., as trustee. Holders may convert all or any portion of the senior notes at any time prior to the close of business on the business day immediately preceding the maturity date. Upon conversion, the holders will receive shares of our common stock at an initial conversion rate as noted above. The conversion rate is subject to adjustment upon the occurrence of certain events described in the indentures.

If we undergo a fundamental change, as defined in the indenture, prior to the maturity date of the senior notes, holders may require us to repurchase for cash all or any portion of the senior notes at a fundamental change repurchase price equal to 100% of the principal amount of the senior notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

The senior notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the senior notes; equal in right of payment to all of our liabilities that are not so subordinated; effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

As of March 31, 2021 and December 31, 2020, the balance of unamortized debt issuance costs related to the convertible notes was $8.1 million and $8.7 million, respectively. The debt issuance costs are presented as a deduction from the convertible senior notes on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the convertible senior notes using the effective interest method.

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

We incur borrowings under the Financing Agreement on a quarterly basis, beginning with such expenses incurred during the quarter ended March 31, 2019 and ending generally by September 30, 2022. We are obligated to repay on a quarterly basis, beginning by September 30, 2022 (the “Repayment Start Date”). Quarterly payments are generally 9.75% of the direct worldwide Rubraca net sales, capped at $8.5 million. Dates and amounts may be impacted by certain milestones achieved by our ATHENA clinical trial. The maximum amount required to be repaid under the Financing Agreement is two times the aggregate Borrowed Amount, which may be $350 million in the event we borrow the full $175 million under the Financing Agreement. See full details of the Financing Agreement in our 2020 Form 10-K.

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

For the three months ended March 31, 2021, we recorded $129.0 million as a long-term liability on the Consolidated Balance Sheets and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheets. In connection with the transaction, we incurred $1.8 million of debt issuance costs. The debt issuance costs are presented as a deduction from the Sixth Street financing liability on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Financing Agreement using the straight-line method. As of March 31, 2021, the balance of unamortized debt issuance costs was $1.4 million.

For the three months ended March 31, 2021, we used an effective interest rate of 14.6%, which is based on the estimate of remaining cash flows. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

The following table sets forth total interest expense recognized during the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020
Interest on convertible notes	$2,977	$3,183
Amortization of debt issuance costs	639	786
Debt issuance cost derecognized related to convertible debt transactions	—	3,555
Interest on finance lease	185	215
Interest on borrowings under financing agreement	4,210	1,791
Other interest	26	31
Total interest expense	$8,037	$9,561

10. Stockholders’ Equity

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended March 31, 2021 and 2020, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2021	2020	2021	2020	2021	2020
Balance at January 1,	$(44,165)	$(44,732)	$(139)	$(133)	$(44,304)	$(44,865)
Other comprehensive income (loss)	(80)	(103)	—	78	(80)	(25)
Total before tax	(44,245)	(44,835)	(139)	(55)	(44,384)	(44,890)
Tax effect	—	—	—	—	—	—
Balance at March 31,	$(44,245)	$(44,835)	$(139)	$(55)	$(44,384)	$(44,890)

There were no reclassifications out of accumulated other comprehensive loss in each of the three months ended March 31, 2021 and 2020.

11. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three months ended March 31, 2021 and 2020 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended March 31,
	2021	2020
Research and development	$2,876	$6,925
Selling, general and administrative	1,163	6,036
Total share-based compensation expense	$4,039	$12,961

We did not recognize a tax benefit related to share-based compensation expense during the three months ended March 31, 2021 and 2020, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of March 31, 2021.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the three months ended March 31, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2020	6,502,169	$37.78
Granted	575,000	6.23
Exercised	(5,609)	4.79
Forfeited	(187,659)	39.21
Outstanding at March 31, 2021	6,883,901	$35.14	5.8	$1,238
Vested and expected to vest at March 31, 2021	6,663,012	$35.97	5.7	$1,059
Vested and exercisable at March 31, 2021	5,064,931	$43.19	4.6	$140

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $7.02 as of March 31, 2021, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three months ended March 31,
	2021	2020
Weighted-average grant date fair value per share	$4.94	$6.55
Intrinsic value of options exercised	$14	$4
Cash received from stock option exercises	$27	$2

As of March 31, 2021, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $15.6 million and the estimated weighted-average remaining vesting period was 1.7 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the three months ended March 31, 2021:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2020	2,964,297	$14.36
Granted	2,573,840	6.23
Vested	(853,239)	16.68
Forfeited	(119,266)	10.89
Unvested at March 31, 2021	4,565,632	$9.43
Expected to vest after March 31, 2021	3,862,200	$9.71

As of March 31, 2021, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $39.9 million and the estimated weighted-average remaining vesting period was 2.4 years.

12. License Agreements

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

During 2016 through 2020, we paid Pfizer a total of $82.5 million in milestone payments related to FDA and European Commission approvals received for Rubraca. These milestone payments were recognized as intangible assets and are amortized over the estimated remaining useful life of Rubraca.

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

We submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. In April 2021, we made a milestone payment to 3BP under the license and collaboration agreement of $2.2 million as a result of the FDA’s acceptance of the IND for the treatment agent.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three months ended March 31,
	2021	2020
Common shares under stock incentive plans	5,719	4,061
Convertible senior notes	25,969	24,563
Total potential dilutive shares	31,688	28,624

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

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier has constructed, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We made scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Beginning in the fourth quarter of 2018, once the facility was operational, we were obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of March 31, 2021, $60.5 million of purchase commitments remain under the Agreement.

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

Rociletinib-Related Litigation

  In March 2017, two putative shareholders of the Company, Macalinao and McKenry (“ Plaintiffs”), filed shareholder derivative complaints against certain directors and officers of the Company in the Court of Chancery of the State of Delaware. On May 4, 2017, the Macalinao and McKenry actions were consolidated for all purposes in a single proceeding under the caption In re Clovis Oncology, Inc. Derivative Litigation, Case No, 2017-0222 (the “Consolidated Derivative Action”).

On May 18, 2017, Plaintiffs filed a Consolidated Verified Shareholder Derivative Complaint (the “Consolidated Derivative Complaint”). The Consolidated Derivative Complaint generally alleged that the defendants breached their fiduciary duties owed to the Company by allegedly causing or allowing misrepresentations of the Company’s business operations and prospects, failing to ensure that the TIGER-X clinical trial for rociletinib was being conducted in accordance with applicable rules, regulations and protocols, and engaging in insider trading. The Consolidated Derivative Complaint sought, among other things, an award of money damages.

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

On March 26, 2021, in response to discovery requests from Plaintiffs, the SLC filed a motion for a protective order seeking to preclude discovery into the merits of the claims investigated by the SLC. On March 29, 2021, the Company joined the SLC’s motion for a protective order. Pursuant to a scheduling stipulation entered by the Court on April 5, 2021, Plaintiffs filed an opposition to the motion for a protective order on April 16, 2021, and the SLC filed its reply on April 30, 2021. Oral argument on the SLC’s motion for a protective order is scheduled for May 24, 2021.

While the motion to terminate the action remains pending before Vice Chancellor Slights, the Company does not believe this litigation will have a material impact on its financial position or results of operations.

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

15. Segment Information

The following table presents information about our reportable segments for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021			2020
	U.S.	Ex-U.S.	Total	U.S.	Ex-U.S.	Total
Product revenue	$31,701	$6,352	$38,053	$39,303	$3,261	$42,564
Operating expenses:
Cost of sales - product	6,157	2,111	8,268	8,056	1,040	9,096
Cost of sales - intangible asset amortization	620	723	1,343	489	723	1,212
Research and development	50,830	1,975	52,805	66,286	1,935	68,221
Selling, general and administrative	24,321	5,620	29,941	36,155	6,443	42,598
Other operating expenses	3,707	—	3,707	3,449	—	3,449
Total expenses	85,635	10,429	96,064	114,435	10,141	124,576
Operating loss	$(53,934)	$(4,077)	(58,011)	$(75,132)	$(6,880)	(82,012)
Other income (expense):
Interest expense			(8,037)			(9,561)
Foreign currency loss			(546)			(877)
Loss on convertible senior notes conversion			—			(7,791)
Other income			183			841
Other income (expense), net			(8,400)			(17,388)
Loss before income taxes			(66,411)			(99,400)
Income tax benefit (expense)			134			68
Net loss			$(66,277)			$(99,332)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. We launched Rubraca for this indication in the U.S. following receipt of the approval. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca has been launched in each of Germany, United Kingdom, Italy, France, Spain and the Netherlands, and reimbursement is pending in Switzerland.

In December 2020, Rubraca met the primary study endpoint of significantly improving progression-free survival (“PFS”) versus chemotherapy in the ARIEL4 confirmatory study. ARIEL4 study results were presented at a medical congress meeting in March 2021. ARIEL4 is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy, which enrolled relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. Completion of ARIEL4 is a post-marketing commitment in the U.S. and Europe.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We anticipate initial data of Rubraca monotherapy versus placebo from our ATHENA study in the second half of 2021, with results of Rubraca in combination with Opdivo in all study populations a year or more later. However, the timing of ATHENA data readouts is dependent on the timing of data maturity driven by PFS events.

We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca as monotherapy treatments in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on our interactions with the FDA, we believe that this study may be registration-enabling for a targeted gene- and tumor-agnostic label, if data from the trial support the potential for an accelerated approval. Assuming enrollment in this study continues as planned and subject to availability of data, we may potentially file a supplemental New Drug Application (“sNDA”) with the FDA for this indication in the first half of 2022.

We hold worldwide rights to Rubraca. December 19, 2020, was the earliest date that an abbreviated new drug application (“ANDA”) could have been filed for Rubraca. Since that time, generic entities have been permitted to file an ANDA for rucaparib with a Paragraph IV certification asserting that one or more patents listed in the Orange Book for Rubraca are either not infringed, invalid, or not enforceable. We have not received any Paragraph IV certification notice letters, and to our knowledge, no ANDA filings for rucaparib have been made to date. In March 2021, the FDA issued revised draft product-specific guidance for industry on rucaparib camsylate that replaces the guidance previously issued in February 2018. Because rucaparib camsylate is considered a cytotoxic drug, the published FDA guidance requires any party seeking approval for a generic form of rucaparib to file a Bio-IND and recommends showing bioequivalence in “female patients with a deleterious BRCA mutation associated with advanced cancer who have been treated with two or more chemotherapies and are receiving a regimen of rucaparib camsylate.” The guidance sets forth additional criteria, including the demonstration of bioequivalence to a 90 percent confidence interval. Demonstrating bioequivalence with Rubraca would only be an initial step in the ANDA approval process. In a potential ANDA litigation, a generic challenger would also need to successfully challenge or design around Orange Book listed patents, some of which do not expire until 2035.

Pursuant to our license and collaboration agreement with 3BP, entered into in September 2019, we have initiated development of a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein (“FAP”). We have completed sufficient preclinical work to support an IND for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286. Accordingly, we submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial Phase 1 study to determine the dose, schedule and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The FDA cleared the two INDs and we anticipate initiating the Phase 1 LuMIERE clinical study during the second quarter of 2021. The FAP-targeting imaging agent will be utilized to identify tumors that contain FAP for treatment in this study and once the recommended Phase 2 dose is determined, Phase 2 expansion cohorts are planned in multiple tumor types.

We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. In addition to our planned studies, the University of California San Francisco is sponsoring a separate, investigator-initiated, imaging-only study with gallium-68 labeled FAP-2286 (NCT04621435) to evaluate FAP expression in multiple tumor types; their study is currently enrolling. Results from this study, along with preclinical data we are generating, are expected to help inform selection of tumor types for our Phase 2 expansion cohorts. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

Lucitanib, our product candidate currently in clinical development, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”).

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

The Clovis sponsored Phase 1b/2 LIO-1 study is evaluating the combination of lucitanib and Opdivo in gynecologic cancers, and the Phase 2 portion is enrolling patients into four expansion cohorts: non-clear cell ovarian; non-clear cell endometrial; cervical; and clear-cell ovarian and endometrial cancers. Interim data from the non-clear-cell ovarian cancer expansion cohort have been accepted as a poster presentation at ASCO in early June, and while evidence of clinical activity has been observed, we do not believe that the efficacy data support further development in non-clear-cell ovarian cancer. Enrollment continues in the three other expansion cohorts, and we continue to plan to submit an abstract to a medical meeting later this year describing the interim endometrial cohort data.

We hold the global (excluding China) development and commercialization rights for lucitanib.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the three months ended March 31, 2021 and 2020, we have generated $38.1 million and $42.6 million, respectively, in product revenue related to sales of Rubraca.

We have never been profitable and, as of March 31, 2021, we had an accumulated deficit of $2,679.0 million. We incurred net losses of $66.3 million and $99.3 million for the three months ended March 31, 2021 and 2020, respectively. We had cash and cash equivalents totaling $190.9 million at March 31, 2021.

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

During 2016 through 2020, we paid Pfizer a total of $82.5 million in milestone payments related to FDA and European Commission approvals received for Rubraca. These milestone payments were recognized as intangible assets and are amortized over the estimated remaining useful life of Rubraca.

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

We submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial Phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. In April 2021, we made a milestone payment to 3BP under the license and collaboration agreement of $2.2 million as a result of the FDA’s acceptance of the IND for the treatment agent.

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

In the three months ended March 31, 2021, we recorded product revenue of $38.1 million related to sales of Rubraca. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the three months ended March 31, 2021, the supply of this free drug was approximately 13% of the overall commercial supply or the equivalent of $4.7 million in commercial value.

Our ability to generate product revenues for the quarter ended March 31, 2021 continued to be negatively affected by the COVID-19 pandemic due to fewer diagnoses and fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel have not been allowed to visit hospitals since as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies has been limited.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses decreased during the three months ended March 31, 2021 compared to the same periods in the prior year. We expect research and development costs to be lower in the full year 2021 compared to 2020.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three months ended March 31, 2021. However, we may see disruption during the remainder of 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

	Three months ended March 31,
	2021	2020

Rucaparib Expenses
Research and development	$29,010	$41,730
Rucaparib Total	29,010	41,730
FAP Expenses
Research and development	2,214	995
FAP Total	2,214	995
Lucitanib Expenses
Research and development	2,498	1,496
Lucitanib Total	2,498	1,496
Rociletinib Expenses
Research and development	17	68
Rociletinib Total	17	68
Personnel and other expenses	19,066	23,932
Total	$52,805	$68,221

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited, which have decreased sales and marketing expenses since the first quarter of 2020.

The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we adopted a hybrid commercial strategy combining increased digital promotion activities, greater online resources and more peer-to-peer interactions with reduced and more targeted in-person promotion. New tools and performance indicators based on this hybrid approach were rolled out during the fourth quarter of 2020. We adopted this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced.

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

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. There have not been any material changes to our critical accounting policies since December 31, 2020.

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

Results of Operations

Comparison of Three Months Ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021			2020
	U.S.	ex-U.S.	Total	U.S.	ex-U.S.	Total
Transaction price	$40,062	$11,077	$51,139	$48,471	$6,491	$54,962
Sales deductions:
Government rebates and chargebacks	(5,086)	(4,124)	(9,210)	(5,540)	(3,042)	(8,582)
Discounts and fees	(3,275)	(601)	(3,876)	(3,628)	(188)	(3,816)
Total sales deductions	(8,361)	(4,725)	(13,086)	(9,168)	(3,230)	(12,398)
Product revenue	31,701	6,352	38,053	39,303	3,261	42,564
Operating expenses:
External cost of sales - product	6,157	2,111	8,268	8,056	1,040	9,096
Cost of sales - intangible asset amortization	620	723	1,343	489	723	1,212
Research and development	50,830	1,975	52,805	66,286	1,935	68,221
Selling, general and administrative	24,321	5,620	29,941	36,155	6,443	42,598
Other operating expenses	3,707	—	3,707	3,449	—	3,449
Total expenses	85,635	10,429	96,064	114,435	10,141	124,576
Operating loss	$(53,934)	$(4,077)	(58,011)	$(75,132)	$(6,880)	(82,012)
Other income (expense):
Interest expense			(8,037)			(9,561)
Foreign currency loss			(546)			(877)
Loss on convertible senior notes conversion			—			(7,791)
Other income			183			841
Other income (expense), net			(8,400)			(17,388)
Loss before income taxes			(66,411)			(99,400)
Income tax benefit (expense)			134			68
Net loss			$(66,277)			$(99,332)

Product Revenue. Total product revenue for the three months ended March 31, 2021 decreased compared to the same period in the prior year primarily due to fewer diagnoses and fewer patient starts, primarily caused by the ongoing

COVID-19 pandemic as there have been fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus.

U.S. product revenue for the three months ended March 31, 2021 decreased $7.6 million compared to the same period in the prior year while ex-U.S. product revenue for the three months ended March 31, 2021 increased $3.1 million compared to the same period in the prior year.

Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the three months ended March 31, 2021 was $31.7 million in the United States and $6.4 million outside of the United States. Total variable considerations represented 25.6% and 22.6% of the transaction price recognized in the three months ended March 31, 2021 and 2020, respectively. The increase in variable considerations is primarily due to the European National Health Service rebates related to our sales in Europe. Countries in Europe contract larger government rebates and discounts compared to the U.S. contributing to the overall increase in variable considerations. As sales in Europe increase in percentage terms compared to the U.S., variable considerations will also increase.

Cost of Sales – Product. Product cost of sales for the three months ended March 31, 2021 decreased primarily due to the decrease in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

U.S. product cost of sales for the three months ended March 31, 2021 decreased $1.9 million compared to the same period in the prior year due to the decrease in product revenue.

Ex-U.S. product cost of sales for the year ended December 31, 2020 increased $1.1 million compared to the same period in the prior year due to the increase in product revenue.

Cost of Sales – Intangible Asset Amortization. In the three months ended March 31, 2021 and 2020, we recognized cost of sales of $1.3 million and $1.2 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our U.S. segment. Research and development expenses decreased during the three months ended March 31, 2021 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON2 study for prostate cancer, our ARIEL2 and ATHENA studies for ovarian cancer, discontinuation of our ATLAS study, manufacturing costs, diagnostic development costs and personnel costs. These decreases were partially offset by increased costs related to FAP and lucitanib.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the three months ended March 31, 2021 compared to the same period in the prior year due to a total $9.1 million decrease related to decreases in marketing costs, personnel costs and share-based compensation expense due to the reduction in size of our U.S. commercial organization by approximately 45 employees during the fourth quarter of 2020. In addition, we had a $2.0 million decrease in travel and meetings due to the COVID-19 pandemic. Lastly, we had a $0.7 million decrease in legal expenses. The total decrease in selling, general and administrative expenses mostly related to our U.S. segment while our ex-U.S. selling, general and administrative expenses remained relatively consistent during the three months ended March 31, 2021 compared to the same period in the prior year.

Other Operating Expenses. During the three months ended March 31, 2021 and 2020, we recognized other operating expenses related to our dedicated production train at Lonza. We expect these expenses to remain consistent during the remainder of 2021 due to our fixed facility fee each quarter since we expect to have sufficient inventory and do not plan to produce inventory at Lonza during the remainder of 2021.

Interest Expense. Interest expense decreased during the three months ended March 31, 2021 compared to the same period in the prior year due to a reduction in principal amount of our 2021 Notes. In addition, our convertible senior notes conversion during the three months ended March 31, 2020 resulted in the write off of $3.6 million of unamortized debt issuance costs, which was recorded as interest expense. These decreases were partially offset by an increase in interest expense under our financing agreement related to our ATHENA trial.

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

Liquidity and Capital Resources

To date, we have principally funded our operations using the net proceeds from public offerings of our common stock, convertible senior notes offerings and our financing agreement related to our ATHENA trial. At March 31, 2021, we had cash and cash equivalents totaling $190.9 million.

The following table sets forth the primary sources and uses of cash for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended March 31,
	2021	2020

Net cash used in operating activities	$(61,890)	$(82,494)
Net cash (used in) provided by investing activities	(118)	69,807
Net cash provided by financing activities	13,376	14,644
Effect of exchange rate changes on cash and cash equivalents	(675)	(481)
Net (decrease) increase in cash and cash equivalents	$(49,307)	$1,476

Operating Activities

Net cash used in operating activities resulted primarily from our net losses adjusted for non-cash items and changes in components of working capital. Net cash used in operating activities was lower during the three months ended March 31, 2021 compared to the same period in the prior year primarily due to a lower net loss. In addition, there was a reduction in payments made for inventory during the period.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 included sales of available-for-sale securities of $79.8 million partially offset by purchases of available-for-sale securities of $10.0 million. No such activities occurred during the three months ended March 31, 2021.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2021 included $13.8 million proceeds from borrowings under our financing agreement related to our ATHENA trial.

Net cash provided by financing activities for the three months ended March 31, 2020 included proceeds of $163.9 million from the issuance of common stock, offset by the payment of our 2024 Notes. In addition, we had $15.6 million proceeds from borrowings under our financing agreement related to our ATHENA trial.

Operating Capital Requirements

In the United States, Rubraca is approved by the FDA for two indications for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. Rubraca is also approved by the FDA for prostate cancer. In Europe, Rubraca is approved by the European Commission for two indications for patients with recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer. We expect to incur significant losses for the foreseeable future, as we commercialize Rubraca and expand our selling, general and administrative functions to support the growth in our commercial organization.

As of March 31, 2021, we had cash and cash equivalents totaling $190.9 million and total current liabilities of $173.2 million.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, it is difficult to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

●	revenues from the sale of our Rubraca product;
●	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
●	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;
●	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and non-clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
●	the cost of commercialization activities, including marketing and distribution costs;
●	the cost of manufacturing any of our product candidates we successfully commercialize;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and
●	the timing, receipt and amount of sales, if any, of our product candidates.

Based on current estimates, we believe that our cash, cash equivalents and liquidity available under our financing agreement related to our ATHENA trial, together with current estimates for revenues generated by sales of Rubraca, will allow us to fund our operating plan through at least the next 12 months.

We have incurred significant net losses since inception and have relied on our ability to fund our operations through debt and equity financings. We expect operating losses and negative cash flows to continue for the foreseeable future even with Rubraca now generating revenues. Our Rubraca revenues have not been consistent in prior quarters and have not grown consistently, mainly as a result of the impact of COVID and competition from other products on the market, which has made forecasting revenues difficult. In addition to other factors, future Rubraca revenues will depend, in part, on the timing and extent of any recovery from the impacts of COVID-19. Until we can generate a sufficient amount of Rubraca revenues to finance our cash requirements, which we don’t expect in the foreseeable future and which we may never do in sufficient amounts, we expect to finance our operating plan through a combination of public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. In the near term, we believe there is adequate flexibility within our operating plan, particularly with managing our expenses, to adjust to variations in our expected Rubraca revenues and the availability and timing of potential sources of financings.

As we continue to incur losses, transition to profitability is dependent upon achieving a level of revenue from Rubraca adequate to support our cost structure. We may never achieve profitability, and unless or until we do, we will continue to need to raise additional cash.

Impact of COVID-19 Pandemic

Our ability to generate product revenues for the three months ended March 31, 2021 was negatively affected by the COVID-19 pandemic due to fewer diagnoses and fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel have not been allowed to visit hospitals since as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies has been limited. It is difficult to discern or predict any trend in new patient starts due to the unpredictability of the COVID-19 situation and the changing competitive landscape.

This curtailment of and/or limited physical access has decreased sales and marketing expenses during the three months ended March 31, 2021 and may extend through the remainder of 2021. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel will decrease, resulting in a decrease of our selling, general and administrative expenses. We believe that we have sufficient supply of Rubraca and our product candidates to continue our commercial and clinical operations as planned.

The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we adopted a hybrid commercial strategy combining increased digital promotion activities, greater online resources and more peer-to-peer interactions with reduced and more targeted in-person promotion. New tools and performance indicators based on this hybrid approach were rolled out during the fourth quarter of 2020. We adopted this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three months ended March 31, 2021. However, we may see disruption during the remainder of 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

We are exposed to market risk related to changes in interest rates. As of March 31, 2021, we had cash and cash equivalents of $190.9 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigative sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Lonza, a Swiss company, for the long-term manufacture and supply of the API for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a dedicated production train were made in Swiss Francs. Once the production train became operational in October 2018, we were obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025.

As of March 31, 2021, $60.5 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss Francs.

Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss Franc as of March 31, 2021, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $11.6 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would decrease the total US dollar purchase commitment by $0.8 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of March 31, 2021 and December 31, 2020, approximately 3% and 3%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Finance Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Finance Officer, management performed an evaluation as of March 31, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Finance Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies.

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

There were no material changes to the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2020.

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

10.39(18)	Pledge and Security Agreement, dated as of May 1, 2019 among each of the Grantors party thereto and the Administrative Agent party thereto.

10.40#(27)	License and Collaboration Agreement, dated September 20, 2019 by and between 3B Pharmaceuticals GmbH and Clovis Oncology, Inc.

10.41+	Employment Agreement, dated as of May 4, 2021, by and between Clovis Oncology, Inc. and Thomas C. Harding.

10.42+	Indemnification Agreement, dated as of May 3, 2021, by and between Clovis Oncology, Inc. and Thomas C. Harding.

21.1(15)	List of Subsidiaries of Clovis Oncology, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

104	The cover page from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2021 is formatted in iXBRL.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(9)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(11)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(12)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(13)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(14)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 2, 2018.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(17)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(19)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.
(21)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 26, 2020.
(22)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 16, 2020.
(23)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 4, 2020.
(24)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 7, 2020.
(25)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 5, 2020.
(26)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 17, 2020.
(27)	Filed as an exhibit with the Registrant’s Current Report on Form 10-K (File No. 001-35347) on February 25, 2021.

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

Date: May 5, 2021	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer; Director

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive Vice President and Chief Finance Officer