Form 10-Q
period 2021-06-30
Clovis Oncology, Inc.
filed 2021-08-04
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2021.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 30, 2021 was 118,409,780.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

`	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenues:
Product revenue	$36,820	$39,887	$74,873	$82,451
Operating expenses:
Cost of sales - product	8,294	9,120	16,562	18,216
Cost of sales - intangible asset amortization	1,343	1,280	2,686	2,492
Research and development	45,759	69,878	98,564	138,099
Selling, general and administrative	32,918	41,902	62,859	84,500
Acquired in-process research and development	2,204	—	2,204	—
Other operating expenses	3,884	355	7,591	3,805
Total expenses	94,402	122,535	190,466	247,112
Operating loss	(57,582)	(82,648)	(115,593)	(164,661)
Other income (expense):
Interest expense	(8,770)	(6,739)	(16,807)	(16,300)
Foreign currency (loss) gain	(206)	142	(752)	(735)
Loss on convertible senior notes conversion	—	—	—	(7,791)
Loss on extinguishment of debt	—	(3,277)	—	(3,277)
Other income	107	239	290	1,081
Other income (expense), net	(8,869)	(9,635)	(17,269)	(27,022)
Loss before income taxes	(66,451)	(92,283)	(132,862)	(191,683)
Income tax benefit	3	36	137	104
Net loss	(66,448)	(92,247)	(132,725)	(191,579)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	14	61	(66)	(42)
Net unrealized loss on available-for-sale securities, net of tax	—	(84)	—	(6)
Other comprehensive income (loss):	14	(23)	(66)	(48)
Comprehensive loss	$(66,434)	$(92,270)	$(132,791)	$(191,627)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.61)	$(1.15)	$(1.25)	$(2.52)
Basic and diluted weighted average common shares outstanding	108,481	80,453	106,375	76,057

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	June 30,
	2021	December 31,
	(Unaudited)	2020

ASSETS
Current assets:
Cash and cash equivalents	$230,204	$240,229
Accounts receivable, net	24,180	26,511
Inventories, net	24,993	30,714
Prepaid research and development expenses	3,920	4,245
Other current assets	13,056	9,130
Total current assets	296,353	310,829
Inventories	104,046	104,123
Property and equipment, net	7,792	12,085
Right-of-use assets, net	21,046	30,438
Intangible assets, net	63,057	65,743
Goodwill	63,074	63,074
Other assets	16,861	19,262
Total assets	$572,229	$605,554
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$22,479	$26,692
Accrued research and development expenses	40,065	43,500
Lease liabilities	3,572	5,330
Convertible senior notes	64,353	64,198
Other accrued expenses	43,410	45,208
Total current liabilities	173,879	184,928
Long-term lease liabilities - less current portion	21,584	31,640
Convertible senior notes - less current portion	435,759	434,846
Borrowings under financing agreement	147,365	110,917
Other long-term liabilities	625	1,971
Total liabilities	779,212	764,302
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share, 200,000,000 shares authorized at June 30, 2021 and December 31, 2020, respectively; 118,403,984 and 103,699,109 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	118	104
Additional paid-in capital	2,582,721	2,498,179
Accumulated other comprehensive loss	(44,370)	(44,304)
Accumulated deficit	(2,745,452)	(2,612,727)
Total stockholders' deficit	(206,983)	(158,748)
Total liabilities and stockholders' deficit	$572,229	$605,554

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2021	103,699,109	$104	$2,498,179	$(44,304)	$(2,612,727)	$(158,748)
Exercise of stock options	5,609	—	27	—	—	27
Issuance of common stock from vesting of restricted stock units	853,239	1	(1)	—	—	—
Share-based compensation expense	—	—	4,039	—	—	4,039
Foreign currency translation adjustments	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(66,277)	(66,277)
March 31, 2021	104,557,957	105	2,502,244	(44,384)	(2,679,004)	(221,039)
Exercise of stock options	1,478	—	9	—	—	9
Issuance of common stock from vesting of restricted stock units	193,936	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	158,382	—	647	—	—	647
Share-based compensation expense	—	—	7,362	—	—	7,362
Foreign currency translation adjustments	—	—	—	14	—	14
Issuance of common stock, net of issuance costs	13,492,231	13	72,459	—	—	72,472
Net loss	—	—	—	—	(66,448)	(66,448)
June 30, 2021	118,403,984	$118	$2,582,721	$(44,370)	$(2,745,452)	$(206,983)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2020	54,956,341	$55	$2,114,068	$(44,865)	$(2,243,515)	$(174,257)
Exercise of stock options	759	—	2	—	—	2
Issuance of common stock from vesting of restricted stock units	662,323	—	—	—	—	—
Share-based compensation expense	—	—	12,961	—	—	12,961
Foreign currency translation adjustments	—	—	—	(103)	—	(103)
Net unrealized gain on available-for-sale securities	—	—	—	78	—	78
Convertible senior notes conversion	17,877,164	18	133,640	—	—	133,658
Net loss	—	—	—	—	(99,332)	(99,332)
March 31, 2020	73,496,587	73	2,260,671	(44,890)	(2,342,847)	(126,993)
Exercise of stock options	6,661	—	(41)	—	—	(41)
Issuance of common stock from vesting of restricted stock units	113,461	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	158,126	—	907	—	—	907
Share-based compensation expense	—	—	13,313	—	—	13,313
Foreign currency translation adjustments	—	—	—	61	—	61
Net unrealized loss on available-for-sale securities	—	—	—	(84)	—	(84)
Issuance of common stock, net of issuance costs	11,090,000	11	83,416	—	—	83,427
Convertible senior notes conversion	3,331,870	4	24,278	—	—	24,282
Net loss	—	—	—	—	(92,247)	(92,247)
June 30, 2020	88,196,705	$88	$2,382,544	$(44,913)	$(2,435,094)	$(97,375)

See accompanying Notes to Unaudited Consolidated Financial Statements

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2021	2020

Operating activities
Net loss	$(132,725)	$(191,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	11,401	26,274
Depreciation and amortization	4,478	4,128
Amortization of premiums and discounts on available-for-sale securities	—	(174)
Amortization of debt issuance costs	1,260	1,423
Write-off of debt issuance costs related to convertible senior notes transactions	—	4,344
Loss on convertible senior notes conversion	—	7,791
Loss on extinguishment of debt	—	3,277
Other	1,908	—
Changes in operating assets and liabilities:
Accounts receivable	2,331	2,359
Inventory	6,525	4,357
Prepaid and accrued research and development expenses	(1,736)	(5,328)
Other operating assets and liabilities	(3,963)	5,895
Accounts payable	(4,551)	(7,804)
Other accrued expenses	6,427	2,686
Net cash used in operating activities	(108,645)	(142,351)
Investing activities
Purchases of property and equipment	(154)	(75)
Purchases of available-for-sale securities	—	(9,962)
Sales of available-for-sale securities	—	144,644
Acquired in-process research and development - milestone payment	—	(8,000)
Net cash (used in) provided by investing activities	(154)	126,607
Financing activities
Proceeds from sale of common stock, net of issuance costs	72,472	246,727
Payment of convertible senior notes	—	(164,443)
Proceeds from borrowings under financing agreement	27,154	33,322
Proceeds from the exercise of stock options and employee stock purchases	683	868
Payments on finance leases	(780)	(720)
Payments on other long-term liabilities	(213)	(103)
Net cash provided by financing activities	99,316	115,651
Effect of exchange rate changes on cash and cash equivalents	(542)	(304)
(Decrease) increase in cash and cash equivalents	(10,025)	99,603
Cash and cash equivalents at beginning of period	240,229	161,833
Cash and cash equivalents at end of period	$230,204	$261,436
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,167	$6,006
Non-cash investing and financing activities:
Vesting of restricted stock units	$8,274	$6,255

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

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. We launched Rubraca for this indication in the U.S. following receipt of the approval. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC as well as a potential second-line label expansion. TRITON3 is a Phase 3 study evaluating Rubraca versus physician’s choice of chemotherapy or second-line androgen deprivation therapy based on progression-free survival (“PFS”) in mCRPC patients with BRCA and ATM mutations. We anticipate the initial data readout from TRITON3 in the second quarter of 2022. The timing for the TRITON3 data readout is contingent upon the occurrence of the protocol-specified number of progression events.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca has been launched in each of Germany, United Kingdom, Italy, France, Spain, the Netherlands and Switzerland.

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

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We anticipate initial data of Rubraca monotherapy versus placebo from our ATHENA study in the first quarter of 2022, with results of the separate analysis of Rubraca in combination with Opdivo anticipated in the second half of 2022 based on protocol-defined assumptions. However, the actual timing of ATHENA data readouts is dependent on the occurrence of the protocol-specified number of progression events. The three anticipated data readouts, ATHENA monotherapy, ATHENA combination and TRITON3 discussed above, provide the potential to obtain approvals that reach larger patient populations in earlier lines of therapy for ovarian and prostate cancers, in which Rubraca is currently approved in later-line indications.

We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on initial results from the ongoing study, we see encouraging evidence of activity in patients with a biallelic tumor mutation of BRCA or other target genes. Importantly, for BRCA-mutated breast and pancreatic and certain other tumors types, the majority of tumors have biallelic loss. Based on these early data, we are evaluating the potential development timeline and commercial opportunity as well as determining a diagnostic strategy.

We hold worldwide rights to Rubraca.

Pursuant to our license and collaboration agreement with 3B Pharmaceuticals GmbH (“3BP”), entered into in September 2019, we have initiated development of a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein (“FAP”). We have completed sufficient preclinical work to support an investigational new drug application (“IND”) for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286. Accordingly, we submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial Phase 1 study to determine the dose, schedule and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The FDA cleared the two INDs and we initiated the Phase 1 LuMIERE clinical study in June 2021.

We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would have global rights for any resulting product candidates. We may potentially file an additional IND, for a candidate from this discovery program, in the second half of 2022.

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

API is currently produced by Lonza. As the API has undergone significant manufacturing specific to its intended purpose at the point it is purchased by us, we classify the API as work-in-process inventory. In addition, we currently manufacture Rubraca finished goods with a single third-party manufacturer. The disruption or termination of the supply of API or the disruption or termination of the manufacturing of our commercial products could have a material adverse effect on our business, financial position and results of operations. API that is written off due to damage and certain costs related to our dedicated production train at Lonza are included in Other Operating Expenses on the Consolidated Statements of Operations and Comprehensive Loss.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2021
Assets:
Money market	$132,928	$132,928	$—	$—
Total assets at fair value	$132,928	$132,928	$—	$—
December 31, 2020
Assets:
Money market	$147,921	$147,921	$—	$—
Total assets at fair value	$147,921	$147,921	$—	$—

There were no liabilities that were measured at fair value on a recurring basis as of June 30, 2021.

Financial instruments not recorded at fair value include our convertible senior notes. At June 30, 2021, the carrying amount of the 2021 Notes was $64.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $63.1 million. At June 30, 2021, the carrying amount of the 2024 Notes (2019 Issuance) was $84.2 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $90.3 million. At June 30, 2021, the carrying amount of the 2024 Notes (2020 Issuance) was $56.7 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $60.2 million. At June 30, 2021, the carrying amount of the 2025 Notes was $294.9 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $223.2 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

4. Inventories

The following table presents inventories as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Work-in-process	$94,138	$102,507
Finished goods, net	34,901	32,330
Total inventories	$129,039	$134,837

At June 30, 2021, we had $25.0 million of current inventory and $104.0 million of long-term inventory.

5. Other Current Assets

Other current assets were comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid insurance	$2,485	$782
Prepaid IT	553	753
Prepaid variable considerations	440	1,191
Prepaid expenses - other	3,852	2,193
Value-added tax ("VAT") receivable	3,545	2,202
Receivable - other	2,101	1,884
Other	80	125
Total	$13,056	$9,130

6. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
Intangible asset - milestones	$79,850	$79,850
Accumulated amortization	(16,793)	(14,107)
Total intangible asset, net	$63,057	$65,743

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded amortization expense of $1.3 million and $2.7 million related to capitalized milestone payments during the three and six months ended June 30, 2021, respectively. We recorded amortization expense of $1.3 million and $2.5 million related to capitalized milestone payments during the three and six months ended June 30, 2020, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2021 (remaining six months)	$2,686
2022	5,371
2023	5,371
2024	5,371
2025	5,371
Thereafter	38,887
$63,057

7. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued personnel costs	$12,058	$18,334
Accrued interest payable for convertible senior notes	3,753	2,991
Income tax payable	1,340	907
Accrued corporate legal fees and professional services	280	459
Accrued royalties	5,579	6,617
Accrued variable considerations	13,901	11,701
Accrued expenses - other	6,499	4,199
Total	$43,410	$45,208

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

Prior to June 30, 2021, we had a finance lease and operating lease for certain equipment at the dedicated production train at Lonza, our non-exclusive manufacturer of the Rubraca API. Pursuant to the terms of Amendment 2 discussed in Note 14, Commitments and Contingencies, we derecognized the lease components recognized under the original agreement with Lonza. This includes the operating lease liabilities and right-of-use (“ROU”) assets, finance lease liabilities and ROU assets and leasehold improvement assets and liability. The derecognition of the lease components, payment of $1.1 million to Lonza and derecognition of fixed assets related to our Lonza production train resulted in a loss of $0.3 million, which is included in other operating expenses on the Consolidated Statements of Operations and Comprehensive Loss. We also evaluated the prepaid manufacturing costs for impairment and determined that there was no impairment as of June 30, 2021.

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended June 30,	Three months ended June 30,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$474	$474
Interest on lease liabilities	178	208
Operating lease cost	1,280	998
Short-term lease cost	80	116
Variable lease cost	640	472
Total lease cost	$2,652	$2,268

Operating cash flows from finance leases	$178	$208
Operating cash flows from operating leases	$1,280	$998
Financing cash flows from finance leases	$394	$364

	Six months ended June 30,	Six months ended June 30,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$947	$947
Interest on lease liabilities	363	423
Operating lease cost	2,533	2,124
Short-term lease cost	160	222
Variable lease cost	1,163	1,070
Total lease cost	$5,166	$4,786

Operating cash flows from finance leases	$363	$423
Operating cash flows from operating leases	$2,533	$2,124
Financing cash flows from finance leases	$780	$720

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term (years)
Operating leases	6.2	7.0
Finance leases	N/A	5.5
Weighted-average discount rate
Operating leases	8%	8%
Finance leases	N/A	8%

Future minimum commitments due under these lease agreements as of June 30, 2021 are as follows (in thousands):

Operating Leases
2021 (remaining six months)	2,842
2022	5,249
2023	4,690
2024	4,686
2025	4,843
Thereafter	9,972
Present value adjustment	(7,126)
Present value of lease payments	$25,156

9. Debt

The following is a summary of our convertible senior notes at June 30, 2021 and December 31, 2020 (principal amount in thousands):

	Principal Amount	Principal Amount			Conversion rate per $1,000
	June 30, 2021	December 31, 2020	Interest Rate	Maturity Date	principal amount (shares)
2021 Notes	$64,418	$64,418	2.50%	September 15, 2021	16.1616
2024 Notes (2019 Issuance)	85,782	85,782	4.50%	August 1, 2024	137.2213
2024 Notes (2020 Issuance)	57,500	57,500	4.50%	August 1, 2024	160.3334
2025 Notes	300,000	300,000	1.25%	May 1, 2025	13.1278
Total	507,700	507,700
Unamortized debt issuance costs	(7,588)	(8,656)
Convertible senior notes	$500,112	$499,044

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

For the six months ended June 30, 2021, we have recorded $147.4 million as a long-term liability on the Consolidated Balance Sheets and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheets. In connection with the transaction, we incurred $1.8 million of debt issuance costs. The debt issuance costs are presented as a deduction from the Sixth Street financing liability on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Financing Agreement using the straight-line method. As of June 30, 2021, the balance of unamortized debt issuance costs was $1.4 million.

For the six months ended June 30, 2021, we used an effective interest rate of 14.6%, which is based on the estimate of remaining cash flows. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

The following table sets forth total interest expense recognized during the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest on convertible notes	$2,952	$2,811	$5,929	$5,994
Amortization of debt issuance costs	622	637	1,260	1,423
Debt issuance cost derecognized related to convertible debt transactions	—	789	—	4,344
Interest on finance lease	178	208	363	423
Interest on borrowings under financing agreement	4,993	2,264	9,203	4,055
Other interest	25	30	52	61
Total interest expense	$8,770	$6,739	$16,807	$16,300

10. Stockholders’ Equity

Common Stock

The holders of common stock are entitled to one vote per share on all matters to be voted upon by our stockholders. Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by our Board of Directors.

On May 17, 2021, we entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC and BofA Securities, Inc., as agents (the “Agents”), pursuant to which we may offer and sell, from time to time, through the Agents, shares of our common stock having an aggregate offering price of up to $75.0 million in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including directly on the Nasdaq Global Select Market or into any other existing trading market for the Shares, or sales made to or through a market maker, in block transactions or by any other method permitted by law, including negotiated transactions. Sales may be made at market prices prevailing at the time of a sale or at prices related to prevailing market prices or at negotiated prices. During the period between May 18, 2021 and June 9, 2021, we sold an aggregate of 13,492,231 shares of our common stock under the Distribution Agreement resulting gross proceeds of $75.0 million and net proceeds to us of $72.5 million, after deducting commissions and offering expenses, effectively closing out sales we may make pursuant to the Distribution Agreement. We have used and intend to use the net proceeds of this offering for general corporate purposes, including funding of our development programs, sales and marketing expenses associated with Rubraca, repayment, repurchase or refinance of our debt obligations, payment of milestones pursuant to our license agreements, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of changes in foreign currency translation adjustments, which includes changes in a subsidiary’s functional currency, and unrealized gains and losses on available-for-sale securities.

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended June 30, 2021 and 2020, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2021	2020	2021	2020	2021	2020
Balance at April 1,	$(44,245)	$(44,835)	$(139)	$(55)	$(44,384)	$(44,890)
Other comprehensive income (loss)	14	61	—	(84)	14	(23)
Total before tax	(44,231)	(44,774)	(139)	(139)	(44,370)	(44,913)
Tax effect	—	—	—	—	—	—
Balance at June 30,	$(44,231)	$(44,774)	$(139)	$(139)	$(44,370)	$(44,913)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the six months ended June 30, 2021 and 2020, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		(Losses) Gains		Other Comprehensive Loss
	2021	2020	2021	2020	2021	2020
Balance at January 1,	$(44,165)	$(44,732)	$(139)	$(133)	$(44,304)	$(44,865)
Other comprehensive (loss) income	(66)	(42)	—	(6)	(66)	(48)
Total before tax	(44,231)	(44,774)	(139)	(139)	(44,370)	(44,913)
Tax effect	—	—	—	—	—	—
Balance at June 30,	$(44,231)	$(44,774)	$(139)	$(139)	$(44,370)	$(44,913)

There were no reclassifications out of accumulated other comprehensive loss in each of the three and six months ended June 30, 2021 and 2020.

11. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and six months ended June 30, 2021 and 2020 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Research and development	$3,474	$6,636	$6,350	$13,561
Selling, general and administrative	3,888	6,677	5,051	12,713
Total share-based compensation expense	$7,362	$13,313	$11,401	$26,274

We did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 30, 2021 and 2020, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of June 30, 2021.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the six months ended June 30, 2021:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2020	6,502,169	$37.78
Granted	1,017,132	6.11
Exercised	(7,087)	4.98
Forfeited	(316,917)	39.02
Outstanding at June 30, 2021	7,195,297	$33.28	5.8	$309
Vested and expected to vest at June 30, 2021	7,007,820	$33.93	5.7	$277
Vested and exercisable at June 30, 2021	5,440,479	$40.40	4.8	$84

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $5.80 as of June 30, 2021, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Weighted-average grant date fair value per share	$4.72	$5.06	$4.85	$5.87
Intrinsic value of options exercised	$1	$87	$15	$91
Cash received from stock option exercises	$8	$72	$35	$74

As of June 30, 2021, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $14.1 million and the estimated weighted-average remaining vesting period was 1.6 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the six months ended June 30, 2021:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2020	2,964,297	$14.36
Granted	2,631,278	6.22
Vested	(1,047,175)	16.73
Forfeited	(294,733)	9.10
Unvested at June 30, 2021	4,253,667	$9.11
Expected to vest after June 30, 2021	3,655,671	$9.35

As of June 30, 2021, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $35.3 million and the estimated weighted-average remaining vesting period was 2.3 years.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and six months ended June 30,
	2021	2020
Common shares under stock incentive plans	4,524	4,156
Convertible senior notes	25,969	25,648
Total potential dilutive shares	30,493	29,804

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

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier has constructed, in its existing facility, a production train that will be exclusively dedicated to the manufacture of the Rubraca active ingredient. We made scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the dedicated production train. Beginning in the fourth quarter of 2018, once the facility was operational, we were obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of June 30, 2021, $49.4 million of purchase commitments remain under the Agreement.

At the time we entered into the Agreement, we evaluated the Agreement as a whole and bifurcated into lease and non-lease components, which consisted of an operating lease of warehouse space, financial lease of equipment, purchase of leasehold improvements and prepaid manufacturing costs based upon the relative fair values of each of the deliverables. During October 2018, the production train was placed into service and we recorded the various components of the Agreement.

On June 16, 2021, we entered into amendment no. 2 of the Agreement with Lonza (“Amendment 2”). Pursuant to the terms of Amendment 2, we are paying Lonza $1.1 million to repurpose the production train so that Lonza will be able to use the facility to manufacture other products for third parties in addition to API for Clovis. Lonza is guaranteeing a minimum percentage usage of this production train for third parties and Lonza would reduce our fixed facility fee starting in 2023 based on this minimum percentage usage. If Lonza is able to utilize greater than the minimum guaranteed percentage, it will increase the reduction to our fixed facility fee. We evaluated Amendment 2 and determined that we no longer have a lease with Lonza at June 30, 2021 because Amendment 2 modified the terms of the Agreement in that Lonza will use a portion of the production train for third parties. The Agreement no longer conveys the right to direct the use of the identified asset and Clovis no longer has the right to obtain substantially all the economic benefit from the asset. As a result, the arrangement is no longer in scope of ASC 842, “Leases”, resulting in the derecognition of the lease components recognized under the original agreement. This includes the operating lease liabilities and ROU assets, finance lease liabilities and ROU assets and leasehold improvement assets and liability. The derecognition of the lease components, payment of $1.1 million to Lonza and derecognition of fixed assets related to our Lonza production train resulted in a loss of $0.3 million, which is included in other operating expenses on the Consolidated Statements of Operations and Comprehensive Loss. We also evaluated the prepaid manufacturing costs for impairment and determined that there was no impairment as of June 30, 2021.

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

On March 26, 2021, in response to discovery requests from Plaintiffs, the SLC filed a motion for a protective order seeking to preclude discovery into the merits of the claims investigated by the SLC. On March 29, 2021, the Company joined the SLC’s motion for a protective order. Pursuant to a scheduling stipulation entered by the Court on April 5, 2021, Plaintiffs filed an opposition to the motion for a protective order on April 16, 2021, and the SLC filed its reply on April 30, 2021. Oral argument on the SLC’s motion for a protective order, originally scheduled for May 24, 2021, will occur on August 23, 2021.

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

15. Segment Information

The following table presents information about our reportable segments for the three months ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,
	2021			2020
	U.S.	Ex-U.S.	Total	U.S.	Ex-U.S.	Total
Product revenue	$27,680	$9,140	$36,820	$36,719	$3,168	$39,887
Operating expenses:
Cost of sales - product	5,402	2,892	8,294	7,522	1,598	9,120
Cost of sales - intangible asset amortization	620	723	1,343	557	723	1,280
Research and development	43,774	1,985	45,759	67,862	2,016	69,878
Selling, general and administrative	26,351	6,567	32,918	35,969	5,933	41,902
Acquired in-process research and development	2,204	—	2,204	—	—	—
Other operating expenses	3,884	—	3,884	355	—	355
Total expenses	82,235	12,167	94,402	112,265	10,270	122,535
Operating loss	$(54,555)	$(3,027)	(57,582)	$(75,546)	$(7,102)	(82,648)
Other income (expense):
Interest expense			(8,770)			(6,739)
Foreign currency (loss) gain			(206)			142
Loss on extinguishment of debt			—			(3,277)
Other income			107			239
Other income (expense), net			(8,869)			(9,635)
Loss before income taxes			(66,451)			(92,283)
Income tax benefit			3			36
Net loss			$(66,448)			$(92,247)

The following table presents information about our reportable segments for the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021			2020
	U.S.	Ex-U.S.	Total	U.S.	Ex-U.S.	Total
Product revenue	$59,381	$15,492	$74,873	$76,022	$6,429	$82,451
Operating expenses:
Cost of sales - product	11,560	5,002	16,562	15,577	2,639	18,216
Cost of sales - intangible asset amortization	1,241	1,445	2,686	1,047	1,445	2,492
Research and development	94,604	3,960	98,564	134,149	3,950	138,099
Selling, general and administrative	50,672	12,187	62,859	72,124	12,376	84,500
Acquired in-process research and development	2,204	—	2,204	—	—	—
Other operating expenses	7,591	—	7,591	3,805	—	3,805
Total expenses	167,872	22,594	190,466	226,702	20,410	247,112
Operating loss	$(108,491)	$(7,102)	(115,593)	$(150,680)	$(13,981)	(164,661)
Other income (expense):
Interest expense			(16,807)			(16,300)
Foreign currency loss			(752)			(735)
Loss on convertible senior notes conversion			—			(7,791)
Loss on extinguishment of debt			—			(3,277)
Other income			290			1,081
Other income (expense), net			(17,269)			(27,022)
Loss before income taxes			(132,862)			(191,683)
Income tax benefit			137			104
Net loss			$(132,725)			$(191,579)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. We launched Rubraca for this indication in the U.S. following receipt of the approval. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC as well as a potential second-line label expansion. TRITON3 is a Phase 3 study evaluating Rubraca versus physician’s choice of chemotherapy or second-line androgen deprivation therapy based on PFS in mCRPC patients with BRCA and ATM mutations. We anticipate the initial data readout from TRITON3 in the second quarter of 2022. The timing for the TRITON3 data readout is contingent upon the occurrence of the protocol-specified number of progression events.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is now authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca has been launched in each of Germany, United Kingdom, Italy, France, Spain, the Netherlands and Switzerland.

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

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including several studies as part of our ongoing clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We anticipate initial data of Rubraca monotherapy versus placebo from our ATHENA study in the first quarter of 2022, with results of the separate analysis of Rubraca in combination with Opdivo anticipated in the second half of 2022 based on protocol-defined assumptions. However, the actual timing of ATHENA data readouts is dependent on the occurrence of the protocol-specified number of progression events. The three anticipated data readouts, ATHENA monotherapy, ATHENA combination and TRITON3 discussed above, provide the potential to obtain approvals that reach larger patient populations in earlier lines of therapy for ovarian and prostate cancers, in which Rubraca is currently approved in later-line indications.

We initiated the Phase 2 LODESTAR study in December 2019 to evaluate Rubraca as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in homologous recombination repair genes. Based on initial results from the ongoing study, we see encouraging evidence of activity in patients with a biallelic tumor mutation of BRCA or other target genes. Importantly, for BRCA-mutated breast and pancreatic and certain other tumors types, the majority of tumors have biallelic loss. Based on these early data, we are evaluating the potential development timeline and commercial opportunity as well as determining a diagnostic strategy.

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

Pursuant to our license and collaboration agreement with 3BP, entered into in September 2019, we have initiated development of a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast-activating protein (“FAP”). PTRT uses cancer cell-targeting peptides to deliver radiation-emitting radionuclides specifically to tumors. FAP is highly expressed in many epithelial cancers, including more than 90 percent of breast, lung, colorectal and pancreatic carcinomas. FAP is highly expressed in cancer-associated fibroblasts (“CAFs”) across a majority of cancer types potentially making it an actionable target across a wide array of solid tumors.

We have completed sufficient preclinical work to support an IND for the lead candidate under our license and collaboration agreement, designated internally as FAP-2286. Accordingly, we submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial Phase 1 study to determine the dose, schedule and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The FDA cleared the two INDs and we initiated the Phase 1 LuMIERE clinical study in June 2021. LuMIERE is a Phase 1/2 study of 177Lu-FAP-2286 is evaluating the compound in patients with advanced solid tumors. FAP-2286 labeled with gallium-68 (68Ga-FAP-2286) will be utilized to identify tumors that contain FAP for treatment in this study and once the recommended Phase 2 dose is determined, Phase 2 expansion cohorts are currently planned in five tumor types and anticipated to initiate in 2022. We believe FAP-2286 provides us with the potential to seek accelerated approvals in multiple tumor types.

During 2022, we also anticipate the first presentation of LuMIERE data at a medical meeting, the launch of our combination study program to explore FAP-2286 in combination with other oncology compounds, and a potential IND filing of FAP-2286 linked to a FAP-targeted alpha-emitter PTRT.

We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights. In addition to our planned studies, the University of California San Francisco is sponsoring a separate, investigator-initiated, imaging-only study with gallium-68 labeled FAP-2286 (NCT04621435) to evaluate FAP expression in five tumor types; their study is currently enrolling. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would have global rights for any resulting product candidates. We may potentially file an additional IND, for a candidate from this discovery program, in the second half of 2022.

Lucitanib, our product candidate currently in clinical development, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The Phase 1b/2 LIO-1 study is evaluating the combination of lucitanib and Opdivo in gynecologic cancers. Interim data from the non-clear cell ovarian cancer expansion cohort was presented at ASCO 2021 and the initial efficacy data does not support further development in non-clear cell ovarian cancer. The remaining three cohorts, which include non-clear cell endometrial, cervical and clear-cell ovarian and endometrial cancers are ongoing. Interim endometrial data are expected to be presented at an upcoming medical meeting, and as the data from each cohort mature, we will be able to anticipate when we can present at medical meetings.

We hold the global (excluding China) development and commercialization rights for lucitanib.

We have three key strategies on which we intend to focus: first, we seek to drive Rubraca revenue growth; second, we intend to grow our targeted radionuclide therapy program, which includes the LuMIERE Phase 1/2 clinical study of FAP-2286, which is the first peptide-targeted radionuclide therapy targeting FAP and is now enrolling; and third, we seek to achieve long-term financial stability.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the six months ended June 30, 2021 and 2020, we have generated $74.9 million and $82.5 million, respectively, in product revenue related to sales of Rubraca.

We have never been profitable and, as of June 30, 2021, we had an accumulated deficit of $2,745.5 million. We incurred net losses of $132.7 million and $191.6 million for the six months ended June 30, 2021 and 2020, respectively. We had cash and cash equivalents totaling $230.2 million at June 30, 2021.

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

In the three and six months ended June 30, 2021, we recorded product revenue of $36.8 million and $74.9 million, respectively related to sales of Rubraca. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the six months ended June 30, 2021, the supply of this free drug was approximately 16% of the overall commercial supply or the equivalent of $11.1 million in commercial value.

Our ability to generate product revenues for the quarter ended June 30, 2021 continued to be negatively affected by the COVID-19 pandemic due to fewer diagnoses and fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel have not been allowed to visit hospitals since as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies has been limited.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses decreased during the three and six months ended June 30, 2021 compared to the same periods in the prior year. We expect research and development costs to be lower in the full year 2021 compared to 2020.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and six months ended June 30, 2021. However, we may see disruption during the remainder of 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)
Rucaparib Expenses
Research and development	$22,553	$45,928	$51,477	$87,658
Rucaparib Total	22,553	45,928	51,477	87,658
FAP Expenses
Research and development	2,359	1,849	4,573	2,844
Acquired in-process research and development	2,204	—	2,204	—
FAP Total	4,563	1,849	6,777	2,844
Lucitanib Expenses
Research and development	2,572	1,335	5,069	2,831
Lucitanib Total	2,572	1,335	5,069	2,831
Rociletinib Expenses
Research and development	(82)	(868)	(65)	(800)
Rociletinib Total	(82)	(868)	(65)	(800)
Personnel and other expenses	18,357	21,634	37,510	45,566
Total	$47,963	$69,878	$100,768	$138,099

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

As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited, which have decreased sales and marketing expenses during the three and six months ended June 30, 2021. The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we adopted a hybrid commercial strategy combining increased digital promotion activities, greater online resources and more peer-to-peer interactions with reduced and more targeted in-person promotion. New tools and performance indicators based on this hybrid approach were rolled out during the fourth quarter of 2020. We adopted this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced. The adoption of this strategy also contributed to decreased sales and marketing expenses during the three and six months ended June 30, 2021 due to the reduction in size of our U.S. commercial organization by approximately 45 employees during the fourth quarter of 2020.

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

Results of Operations

Comparison of Three Months Ended June 30, 2021 and 2020 (in thousands):

	Three months ended June 30,
	2021			2020
	U.S.	ex-U.S.	Total	U.S.	ex-U.S.	Total
Transaction price	$35,431	$16,162	$51,593	$43,270	$6,227	$49,497
Sales deductions:
Government rebates and chargebacks	(4,751)	(6,244)	(10,995)	(3,802)	(2,834)	(6,636)
Discounts and fees	(3,000)	(778)	(3,778)	(2,749)	(225)	(2,974)
Total sales deductions	(7,751)	(7,022)	(14,773)	(6,551)	(3,059)	(9,610)
Product revenue	27,680	9,140	36,820	36,719	3,168	39,887
Operating expenses:
External cost of sales - product	5,402	2,892	8,294	7,522	1,598	9,120
Cost of sales - intangible asset amortization	620	723	1,343	557	723	1,280
Research and development	43,774	1,985	45,759	67,862	2,016	69,878
Selling, general and administrative	26,351	6,567	32,918	35,969	5,933	41,902
Acquired in-process research and development	2,204	—	2,204	—	—	—
Other operating expenses	3,884	—	3,884	355	—	355
Total expenses	82,235	12,167	94,402	112,265	10,270	122,535
Operating loss	$(54,555)	$(3,027)	(57,582)	$(75,546)	$(7,102)	(82,648)
Other income (expense):
Interest expense			(8,770)			(6,739)
Foreign currency (loss) gain			(206)			142
Loss on extinguishment of debt			—			(3,277)
Other income			107			239
Other income (expense), net			(8,869)			(9,635)
Loss before income taxes			(66,451)			(92,283)
Income tax benefit (expense)			3			36
Net loss			$(66,448)			$(92,247)

Product Revenue. Total product revenue for the three months ended June 30, 2021 decreased compared to the same period in the prior year primarily due to fewer diagnoses and fewer patient starts in the U.S., primarily caused by the ongoing COVID-19 pandemic as there have been fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus.

U.S. product revenue for the three months ended June 30, 2021 decreased $9.0 million compared to the same period in the prior year while ex-U.S. product revenue for the three months ended June 30, 2021 increased $6.0 million compared to the same period in the prior year.

Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the three months ended June 30, 2021 was $27.7 million in the United States and $9.1 million outside of the United States. Total variable considerations represented 28.6% and 19.4% of the transaction price recognized in the three months ended June 30, 2021 and 2020, respectively. The increase in variable considerations is primarily due to the European National Health Service rebates related to our sales in Europe and the Public Health Service/340B discounts related to our sales in the U.S. Countries in Europe contract larger government rebates and discounts compared to the U.S. contributing to the overall increase in variable considerations. As sales in Europe increase in percentage terms compared to the U.S., variable considerations will also increase. The Public Health Service (“PHS”) discount related to our U.S. sales has increased as a result of expanding 340B Drug Program purchases by covered entities.

Cost of Sales – Product. Product cost of sales for the three months ended June 30, 2021 decreased primarily due to the decrease in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

U.S. product cost of sales for the three months ended June 30, 2021 decreased $2.1 million compared to the same period in the prior year due to the decrease in product revenue.

Ex-U.S. product cost of sales for the three months ended June 30, 2021 increased $1.3 million compared to the same period in the prior year due to the increase in product revenue.

Cost of Sales – Intangible Asset Amortization. In the three months ended June 30, 2021 and 2020, we recognized cost of sales of $1.3 million associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our U.S. segment. Research and development expenses decreased during the three months ended June 30, 2021 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON2 study for prostate cancer, our ARIEL2, ARIEL3 and ATHENA studies for ovarian cancer, manufacturing costs and personnel costs. These decreases were partially offset by increased costs related to FAP and lucitanib.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the three months ended June 30, 2021 compared to the same period in the prior year due to a $5.6 million decrease in personnel costs and share-based compensation expense due to the reduction in size of our U.S. commercial organization by approximately 45 employees during the fourth quarter of 2020. In addition, we had a $2.1 million decrease in legal expenses. The total decrease in selling, general and administrative expenses mostly related to our U.S. segment while our ex-U.S. selling, general and administrative expenses remained relatively consistent during the three months ended June 30, 2021 compared to the same period in the prior year.

Other Operating Expenses. During the three months ended June 30, 2021 and 2020, we recognized other operating expenses related to our dedicated production train at Lonza. We expect these expenses to remain consistent during the remainder of 2021 due to our fixed facility fee each quarter since we expect to have sufficient inventory and do not plan to produce inventory at Lonza during the remainder of 2021.

As discussed in Note 14, Commitments and Contingencies, we amended this agreement in June 2021, resulting in the derecognition of the lease components recognized under the original agreement. The derecognition of the lease components, payment of $1.1 million to Lonza and derecognition of fixed assets related to our Lonza production train resulted in a loss of $0.3 million, which is included in other operating expenses. Lonza is guaranteeing a minimum percentage usage of this production train for third parties and Lonza would reduce our fixed facility fee starting in 2023 based on this minimum percentage usage. If Lonza is able to utilize greater than the minimum guaranteed percentage, it will increase the reduction to our fixed facility fee.

Interest Expense. Interest expense increased during the three months ended June 30, 2021 compared to the same period in the prior year primarily due to interest expense under our financing agreement related to our ATHENA trial.

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

Comparison of Six Months Ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021			2020
	U.S.	ex-U.S.	Total	U.S.	ex-U.S.	Total
Transaction price	$75,493	$27,240	$102,733	$91,741	$12,719	$104,460
Sales deductions:
Government rebates and chargebacks	(9,836)	(10,368)	(20,204)	(9,342)	(5,877)	(15,219)
Discounts and fees	(6,276)	(1,380)	(7,656)	(6,377)	(413)	(6,790)
Total sales deductions	(16,112)	(11,748)	(27,860)	(15,719)	(6,290)	(22,009)
Product revenue	59,381	15,492	74,873	76,022	6,429	82,451
Operating expenses:
Cost of sales - product	11,560	5,002	16,562	15,577	2,639	18,216
Cost of sales - intangible asset amortization	1,241	1,445	2,686	1,047	1,445	2,492
Research and development	94,604	3,960	98,564	134,149	3,950	138,099
Selling, general and administrative	50,672	12,187	62,859	72,124	12,376	84,500
Acquired in-process research and development	2,204	—	2,204	—	—	—
Other operating expenses	7,591	—	7,591	3,805	—	3,805
Total expenses	167,872	22,594	190,466	226,702	20,410	247,112
Operating loss	(108,491)	(7,102)	(115,593)	(150,680)	(13,981)	(164,661)
Other income (expense):
Interest expense			(16,807)			(16,300)
Foreign currency loss			(752)			(735)
Loss on convertible senior notes conversion			—			(7,791)
Loss on extinguishment of debt			—			(3,277)
Other income			290			1,081
Other income (expense), net			(17,269)			(27,022)
Loss before income taxes			(132,862)			(191,683)
Income tax benefit			137			104
Net loss			$(132,725)			$(191,579)

Product Revenue. Total product revenue for the six months ended June 30, 2021 decreased compared to the same period in the prior year primarily due to fewer diagnoses and fewer patient starts in the U.S., primarily caused by the ongoing COVID-19 pandemic as there have been fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus.

U.S. product revenue for the six months ended June 30, 2021 decreased $16.6 million compared to the same period in the prior year while ex-U.S. product revenue for the six months ended June 30, 2021 increased $9.1 million compared to the same period in the prior year.

Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the six months ended June 30, 2021 was $59.4 million in the United States and $15.5 million outside of the United States. Total variable considerations represented 27.1% and 21.1% of the transaction price recognized in the six months ended June 30, 2021 and 2020, respectively. The increase in variable considerations is primarily due to the European National Health Service rebates related to our sales in Europe and the PHS/340B discounts related to our sales in the U.S. Countries in Europe contract larger government rebates and discounts compared to the U.S. contributing to the overall increase in variable considerations. As sales in Europe increase in percentage terms compared to the U.S., variable considerations will also increase. The PHS discount related to our U.S. sales has increased as a result of expanding 340B Drug Program purchases by covered entities.

Cost of Sales – Product. Product cost of sales for the six months ended June 30, 2021 decreased primarily due to the decrease in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

U.S. product cost of sales for the six months ended June 30, 2021 decreased $4.0 million compared to the same period in the prior year due to the decrease in product revenue.

Ex-U.S. product cost of sales for the six months ended June 30, 2020 increased $2.4 million compared to the same period in the prior year due to the increase in product revenue.

Cost of Sales – Intangible Asset Amortization. In the six months ended June 30, 2021 and 2020, we recognized cost of sales of $2.7 million and $2.5 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our U.S. segment. Research and development expenses decreased during the six months ended June 30, 2021 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON2 study for prostate cancer, our ARIEL2, ARIEL3 and ATHENA studies for ovarian cancer, manufacturing costs and personnel costs. These decreases were partially offset by increased costs related to FAP and lucitanib.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the six months ended June 30, 2021 compared to the same period in the prior year due to a $16.2 million decrease in marketing costs, personnel costs and share-based compensation expense primarily due to the reduction in size of our U.S. commercial organization by approximately 45 employees during the fourth quarter of 2020. In addition, we had a $2.7 million decrease in legal expenses and a $1.7 million decrease in travel and meetings due to the COVID-19 pandemic. The total decrease in selling, general and administrative expenses mostly related to our U.S. segment while our ex-U.S. selling, general and administrative expenses remained relatively consistent during the six months ended June 30, 2021 compared to the same period in the prior year.

Acquired in-process research and development. In April 2021, we made a milestone payment to 3BP under the license and collaboration agreement of $2.2 million as a result of the FDA’s acceptance of the IND for the treatment agent.

Other Operating Expenses. During the six months ended June 30, 2021 and 2020, we recognized other operating expenses related to our dedicated production train at Lonza. We expect these expenses to remain consistent during the remainder of 2021 due to our fixed facility fee each quarter since we expect to have sufficient inventory and do not plan to produce inventory at Lonza during the remainder of 2021.

As discussed in Note 14, Commitments and Contingencies, we amended this agreement in June 2021, resulting in the derecognition of the lease components recognized under the original agreement. The derecognition of the lease components, payment of $1.1 million to Lonza and derecognition of fixed assets related to our Lonza production train resulted in a loss of $0.3 million, which is included in other operating expenses. Lonza is guaranteeing a minimum percentage usage of this production train for third parties and Lonza would reduce our fixed facility fee starting in 2023 based on this minimum percentage usage. If Lonza is able to utilize greater than the minimum guaranteed percentage, it will increase the reduction to our fixed facility fee.

Interest Expense. Interest expense remained consistent during the six months ended June 30, 2021 compared to the same period in the prior year. The $5.1 million increase in interest expense under our financing agreement related to our ATHENA trial was mostly offset by the write off of $4.3 million of unamortized debt issuance costs related to our convertible senior notes transactions during the six months ended June 30, 2020.

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

Liquidity and Capital Resources

To date, we have principally funded our operations using the net proceeds from public offerings of our common stock, convertible senior notes offerings and our financing agreement related to our ATHENA trial. At June 30, 2021, we had cash and cash equivalents totaling $230.2 million.

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2021 and 2020 (in thousands):

	Six months ended June 30,
	2021	2020

Net cash used in operating activities	$(108,645)	$(142,351)
Net cash (used in) provided by investing activities	(154)	126,607
Net cash provided by financing activities	99,316	115,651
Effect of exchange rate changes on cash and cash equivalents	(542)	(304)
Net (decrease) increase in cash and cash equivalents	$(10,025)	$99,603

Operating Activities

Net cash used in operating activities was lower during the six months ended June 30, 2021 compared to the same period in the prior year primarily due to a lower net loss adjusted for non-cash items and changes in components of working capital.

Investing Activities

There were no significant investing activities during the six months ended June 30, 2021 while net cash provided by investing activities for the six months ended June 30, 2020 included sales of available-for-sale securities of $144.6 million, partially offset by purchases of available-for-sale securities of $10.0 million and a milestone payment of $8.0 million.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 included $72.5 million net proceeds resulting from our “at the market” offerings that occurred during May and June 2021 and $27.2 million proceeds from borrowings under our financing agreement related to our ATHENA trial.

On May 17, 2021, we entered into a distribution agreement (the “Distribution Agreement”) with J.P. Morgan Securities LLC and BofA Securities, Inc., as agents (the “Agents”), pursuant to which we may offer and sell, from time to time, through the Agents, shares of our common stock having an aggregate offering price of up to $75.0 million in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including directly on the Nasdaq Global Select Market or into any other existing trading market for the Shares, or sales made to or through a market maker, in block transactions or by any other method permitted by law, including negotiated transactions. Sales may be made at market prices prevailing at the time of a sale or at prices related to prevailing market prices or at negotiated prices. During the period between May 18, 2021 and June 9, 2021, we sold an aggregate of 13,492,231 shares of our common stock under the Distribution Agreement resulting gross proceeds of $75.0 million and net proceeds to us of $72.5 million, after deducting commissions and offering expenses, effectively closing out sales we may make pursuant to the Distribution Agreement.

The issuance and sale of the shares under the Distribution Agreement were be made pursuant to our effective registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2021 (File No. 333-253485) as amended by pre-effective Amendment No. 1 thereto filed with the SEC on May 5, 2021. The offering is described in the Company’s prospectus dated May 7, 2021, as supplemented by a prospectus supplement dated May 17, 2021, as filed with the SEC on May 17, 2021. We have used and intend to use the net proceeds of this offering for general corporate purposes, including funding of our development programs, sales and marketing expenses associated with Rubraca, repayment, repurchase or refinance of our debt obligations, payment of milestones pursuant to our license agreements, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital.

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

As of June 30, 2021, we had cash and cash equivalents totaling $230.2 million and total current liabilities of $173.9 million.

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

We have incurred significant net losses since inception and have relied on our ability to fund our operations through debt and equity financings. We expect operating losses and negative cash flows to continue for the foreseeable future even with Rubraca now generating revenues. Our Rubraca revenues have not been consistent in prior quarters, mainly as a result of the impact of COVID-19 and competition from other products on the market, which has made forecasting revenues difficult. In addition to other factors, future Rubraca revenues will depend, in part, on the timing and extent of any recovery from the impacts of COVID-19. Until we can generate a sufficient amount of Rubraca revenues to finance our cash requirements, which we don’t expect in the foreseeable future and which we may never do in sufficient amounts, we expect to finance our operating plan through a combination of public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing arrangements. We cannot be certain that additional funding will be available on acceptable terms, or at all. In the near term, we believe there is adequate flexibility within our operating plan, particularly with managing our expenses, to adjust to variations in our expected Rubraca revenues and the availability and timing of potential sources of financings.

As we continue to incur losses, transition to profitability is dependent upon achieving a level of revenue from Rubraca adequate to support our cost structure. We may never achieve profitability, and unless or until we do, we will continue to need to raise additional cash.

Impact of COVID-19 Pandemic

Our ability to generate product revenues for the three months ended June 30, 2021 was negatively affected by the COVID-19 pandemic, primarily due to the ongoing effect the pandemic has had on oncology treatment and practice, and in particular, in ovarian cancer, resulting in fewer diagnoses and fewer patients going to in-person office visits in the U.S. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel have not been allowed to visit hospitals since as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies has been limited. It is difficult to discern or predict any trend in new patient starts due to the unpredictability of the COVID-19 situation and the changing competitive landscape.

This curtailment of and/or limited physical access has decreased sales and marketing expenses during the three months ended June 30, 2021 and may extend through the remainder of 2021. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel will decrease, resulting in a decrease of our selling, general and administrative expenses. We believe that we have sufficient supply of Rubraca and our product candidates to continue our commercial and clinical operations as planned.

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

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and six months ended June 30, 2021. However, we may see disruption during the remainder of 2021. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions, such as relaxing limitations on the deductibility of interest and the use of net operating losses arising in taxable years beginning after December 31, 2017.  On March 11, 2021, President Biden signed an additional coronavirus relief package entitled the American Rescue Plan Act of 2021 (“ARPA”), which included, among other things, provisions relating to stimulus payments to some Americans, extension of several CARES Act relief programs, expansion of the child tax credit, funding for vaccinations and other COVID-19 related assistance programs. The CARES Act, FFCR Act, and the ARPA have not had a material impact on the Company; however, we will continue to examine the impacts that these Acts, as well as any future economic relief legislation, may have on our business.

The trading prices for our common stock and of other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result of this volatility and uncertainties regarding future impact of COVID-19 on our business and operations, we may face difficulties raising capital or may only be able to raise capital on unfavorable terms.

Contractual Obligations and Commitments

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K. For further information regarding our contractual obligations and commitments, see Note 14, Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to changes in interest rates. As of June 30, 2021, we had cash and cash equivalents of $230.2 million, consisting of bank demand deposits, money market funds and U.S. treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigative sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Lonza, a Swiss company, for the long-term manufacture and supply of the API for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a dedicated production train were made in Swiss Francs. Once the production train became operational in October 2018, we were obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025. As discussed in Note 14, Commitments and Contingencies, we amended this agreement in June 2021, resulting in the derecognition of the lease components recognized under the original agreement. The derecognition of the lease components, payment of $1.1 million to Lonza and derecognition of fixed assets related to our Lonza production train resulted in a loss of $0.3 million, which is included in other operating expenses on the Consolidated Statements of Operations and Comprehensive Loss.

As of June 30, 2021, $49.4 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss Francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss Franc as of June 30, 2021, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $11.1 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would decrease the total US dollar purchase commitment by $2.5 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2021 and December 31, 2020, approximately 4% and 3%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of June 30, 2021 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(19)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

3.4(22)	Amendment No. 1 to the Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(7)	Indenture dated as of September 9, 2014, by and between the Company and The Bank of New York Mellon Trust Company, N.A.

4.3(14)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.4(14)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.5(20)	Indenture dated as of August 13, 2019, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.6(21)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.7(25)	Indenture dated as of November 17, 2020, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2024 Notes (2020 Issuance).

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+	Clovis Oncology, Inc. Amended and Restated 2020 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(23)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Option Agreement.

10.8+(23)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Restricted Stock Unit Agreement.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18(24)	Exchange and Purchase Agreement dated as of November 4, 2020, by and among Clovis Oncology, Inc. and a holder of its outstanding 2024 Notes (2019 Issuance).

10.19+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.20+(15)	Clovis Oncology, Inc. 2011 Employee Stock Purchase Plan, as amended.

10.21+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.22+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.23+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

10.39(18)	Pledge and Security Agreement, dated as of May 1, 2019 among each of the Grantors party thereto and the Administrative Agent party thereto.

10.40#(26)	License and Collaboration Agreement, dated September 20, 2019 by and between 3B Pharmaceuticals GmbH and Clovis Oncology, Inc.

10.41+(27)	Employment Agreement, dated as of May 4, 2021, by and between Clovis Oncology, Inc. and Thomas C. Harding.

10.42+(27)	Indemnification Agreement, dated as of May 3, 2021, by and between Clovis Oncology, Inc. and Thomas C. Harding.

10.43+(28)	Indemnification Agreement, dated as of July 12, 2021, by and between Clovis Oncology, Inc. and Ronit Sminatov.

10.44+	Clovis Oncology, Inc. 2021 Employee Stock Purchase Plan.

21.1(15)	List of Subsidiaries of Clovis Oncology, Inc.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2021 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on September 9, 2014.
(8)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(9)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(11)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(12)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(13)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(14)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(15)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on August 2, 2018.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(17)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(19)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.
(21)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 26, 2020.
(22)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 16, 2020.
(23)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 4, 2020.
(24)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 5, 2020.
(25)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 17, 2020.
(26)	Filed as an exhibit with the Registrant’s Current Report on Form 10-K (File No. 001-35347) on February 25, 2021.
(27)	Filed as an exhibit with the Registrant’s Current Report on Form 10-Q on May 5, 2021.
(28)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 13, 2021.

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

Date: August 4, 2021	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive Vice President and Chief Financial Officer