Form 10-K
period 2021-12-31
Clovis Oncology, Inc.
filed 2022-02-24
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 2021.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ⌧

The aggregate market value of the registrant’s common stock, par value $0.001 per share, held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second quarter, was $671,298,229 based on the closing price of the registrant’s common stock on the NASDAQ Global Select Market on that date of $5.80 per share.

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of February 22, 2022 was 142,244,650.

DOCUMENTS INCORPORATED BY REFERENCE Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the registrant’s 2022 Annual Meeting of Stockholders, which is to be filed within 120 days after the end of the registrant’s fiscal year ended December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated therein.

PART I

This Annual Report filed on Form 10-K and the information incorporated herein by reference includes statements that are, or may be deemed, “forward-looking statements.” In some cases, these forward-looking statements can be identified by the use of forward-looking terminology, including the terms “believes,” “estimates,” “anticipates,” “expects,” “plans,” “intends,” “may,” “could,” “might,” “will,” “should,” “approximately” or, in each case, their negative or other variations thereon or comparable terminology, although not all forward-looking statements contain these words. They appear in a number of places throughout this Annual Report on Form 10-K and include statements regarding our intentions, beliefs, projections, outlook, analyses or current expectations concerning, among other things, the market acceptance and commercial viability of our approved product, the development and performance of our sales and marketing capabilities, the performance of our clinical trial partners, third party manufacturers and our diagnostic partners, our ongoing and planned non-clinical studies and clinical trials, the timing of and our ability to make regulatory filings and obtain and maintain regulatory approvals for our product candidates, including our ability to confirm clinical benefit and safety of our approved product through confirmatory trials and other post-marketing requirements, the degree of clinical utility of our products, particularly in specific patient populations, expectations regarding clinical trial data, expectations regarding sales of our products, our results of operations, financial condition, liquidity, our ability to raise capital, prospects, growth and strategies, the industry in which we operate, including our competition and the trends that may affect the industry or us.

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

Rubraca® is an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”) marketed in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and also an indication specific to metastatic castration-resistant prostate cancer (“mCRPC”). The initial indication received approval from the United States Food and Drug Administration (“FDA”) in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. Rubraca received a second approval from FDA in April 2018 for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

In May 2020, the FDA also approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC as well as the basis for us to seek a potential second-line label expansion. We anticipate the initial data readout from TRITON3 in the second quarter of 2022.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca is marketed in each of Germany, United Kingdom, Italy, France, Spain, the Netherlands and Switzerland.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including the ATHENA Phase 3 study as part of our ongoing clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We anticipate initial data from two independent readouts for ATHENA during 2022: Rubraca monotherapy versus placebo (ATHENA-MONO) in the second quarter of 2022, with results of the separate analysis of Rubraca in combination with Opdivo (ATHENA-COMBO) anticipated in the fourth quarter of 2022.

The three anticipated data readouts, ATHENA-MONO, ATHENA-COMBO and TRITON3 discussed above, provide the potential to obtain approvals that reach larger patient populations in earlier lines of therapy for ovarian and prostate cancers. Following availability of top-line results from ATHENA-MONO, we plan to file a supplemental New Drug Application (“sNDA”) with the FDA and request a variation to the European MAA, and we plan to do the same for the subsequent TRITON3 and ATHENA-COMBO anticipated data readouts, assuming, in each case, that the Phase 3 clinical data is supportive.

The timing for each Phase 3 data readout is contingent upon the occurrence of the protocol-specified progression free survival (“PFS”) events, and timing estimates are based on event-based projections.

We hold worldwide rights to Rubraca.

FAP-2286 is our initial product candidate to emerge from our targeted radionuclide therapy collaboration with 3B Pharmaceuticals GmbH (“3BP”). FAP-2286 is a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein (“FAP”). PTRT uses cancer cell-targeting peptides to deliver radiation-emitting radionuclides specifically to tumors. Following the clearance by FDA of two INDs submitted in December 2020 to support the use of FAP-2286 as an imaging and treatment agent, we initiated the phase 1 portion of the LuMIERE clinical study in June 2021. LuMIERE is a phase 1/2 study of FAP-2286 labeled with lutetium-177 (177Lu-FAP-2286) evaluating the compound in patients with advanced solid tumors to determine the dose, schedule, and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. FAP-2286 labeled with gallium-68 (68Ga-FAP-2286) is being utilized to identify tumors that contain FAP for treatment in this study.

During 2022, we also anticipate the first presentation of phase 1 data from LuMIERE at nuclear medicine-focused meetings, additional presentations of non-clinical data for FAP-2286 and the launch of our combination study program to explore FAP-2286 in combination with other oncology compounds, and in 2023, a potential IND filing of FAP-2286 linked to a FAP-targeted alpha-emitter PTRT.

We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights.

We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would have global rights for any resulting product candidates.

Lucitanib, our product candidate currently in clinical development, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in certain populations of patients with endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The phase 1b/2 LIO-1 study is evaluating the combination of lucitanib and Opdivo in gynecologic cancers. Interim data from the non-clear cell ovarian cancer expansion cohort were presented at ASCO 2021 and the initial efficacy data do not support further development in non-clear cell ovarian cancer. The remaining three cohorts, which include non-clear cell endometrial, cervical and clear-cell ovarian and endometrial cancers, showed sufficient responses in stage one of each of the cohorts to advance to stage 2. The data from the cervical cohort have been accepted as a plenary presentation at the Society of Gynecologic Oncology (SGO) 2022 Annual Meeting on Women’s Cancer in March 2022 and represent encouraging data in this subset of gynecological cancers. However, given the competing priorities, including development of FAP-2286, we have determined that we will not pursue further development of lucitanib in gynecological cancers at this time.

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

We have three key strategies on which we remain focused: first, we seek to drive Rubraca revenue growth; second, we intend to grow our targeted radionuclide therapy program, which includes the currently enrolling LuMIERE phase 1/2 clinical study of FAP-2286, which is the PTRT targeting FAP; and third, we seek to achieve long-term financial stability.

Our Products and Development Strategy

We continue to evaluate the use of Rubraca for selected patient populations and, where appropriate, collaborate with partners for companion diagnostic development. We have focused our development strategy for Rubraca on indications where we believe patient populations exhibit higher frequencies of mutant BRCA tumors or tumors with other homologous recombination deficiencies (“HRD”), where PARP inhibitors have demonstrated clinical or pre-clinical activity in tumors. In the emerging field of targeted radionuclide therapy, our lead candidate, FAP-2286 targets fibroblast activation protein, which is highly expressed across multiple solid tumor types, and is a target of increasing interest for oncology drug development. The following table summarizes the principal ongoing or planned Clovis- or collaborator-sponsored studies:

CLOVIS ONCOLOGY

TARGETED THERAPY

COMPOUND	STUDY	PHASE I	PHASE II	PHASE III	STUDY STATUS
Rucaparib (PARPi)	**ATHENA-MONO** • 1st line maintenance OC				Enrollment Complete
	ATHENA-COMBO • 1st line maintenance OC w/ nivolumab				Enrollment Complete
	TRITON3 • 2nd line mCRPC w/ BRCA or ATM mutations				Enrollment Complete
	CASPAR • 1st line mCRPC w/ enzalutamide • *Sponsored by the Alliance for Clinical Trials in Oncology, part of the NCI*				Enrolling

TARGETED RADIONUCLIDE THERAPY*

COMPOUND (Therapeutic and Imaging)	STUDY	TARGET	ISOTOPE(S)	DISCOVERY	PRECLINICAL	PHASE I	PHASE II	STUDY STATUS
FAP-2286 (Fibroblast activation protein)	**LuMIERE** • Advanced solid tumors	FAP	Lu, Ga					Enrolling
	Imaging Using ^{68}Ga FAP-2286 • Solid tumors • *Sponsored by UCSF*	FAP	Ga					Enrolling
	2nd Generation Alpha-emitter	FAP	Ac					Planned
	Combination Program	FAP						Planned
Targeted Radionuclide Therapy Candidate A	Undisclosed	Undisclosed						Planned
Targeted Radionuclide Therapy Candidate B	Undisclosed	Undisclosed						Planned
Targeted Radionuclide Therapy Candidate C	Undisclosed	Undisclosed						Planned

* *Partnering with 3B Pharmaceuticals.*

These trials are investigational, and these indications are not approved by any health authority.

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

In the United States, Rubraca is approved by the FDA for the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. BRCA mutations are believed to occur in approximately 25% of women with ovarian cancer. In April 2018, based on positive date from the phase 3 ARIEL3 clinical trial described below, the FDA granted a second approval for Rubraca for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy, a broader and earlier-line indication. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

Rubraca is also approved in the United States for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for

Rubraca. The FDA approved this indication in May 2020 under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial, anticipated to read out in the second quarter of 2022, is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC as well as a potential second-line label expansion.

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

On the basis of these scientific observations, we initially developed Rubraca in ovarian cancer patients with tumors having BRCA mutations or other HRD, and these molecular markers will be further explored in the Rubraca Phase 3 studies anticipated to read out during 2022.

Ovarian cancer

According to the American Cancer Society, an estimated more than 19,000 women will be diagnosed with ovarian cancer in the United States and there will be an estimated nearly 13,000 deaths from ovarian cancer in 2022, and according to GLOBOCAN in 2020, an estimated 66,000 women in Europe are diagnosed each year with ovarian cancer, and ovarian cancer is among those cancers with the highest rate of deaths. According to the NIH National Cancer Institute, more than 75% of women are diagnosed with ovarian cancer at an advanced stage.

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

The ARIEL4 confirmatory study (NCT 02855944) is a Phase 3 multicenter, randomized study of Rubraca versus chemotherapy, which enrolled 349 relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. The primary endpoint of the study is investigator-assessed progression-free survival (“InvPFS”), with a step-down analysis from the efficacy population (if significant) to the intent to treat (“ITT”) population. The efficacy population comprised the group of patients with a deleterious tumor BRCA mutation and excluded those with a BRCA reversion mutation as determined by a blood test. Development of reversion mutations that restore BRCA protein function are associated with resistance to platinum-based chemotherapies and PARP inhibitors in BRCA-mutant cancers, and these occur more frequently in platinum-resistant vs platinum-sensitive patients (13% and 2% respectively in the ARIEL2 study).

In December 2020, we announced that Rubraca met the primary study endpoint of significantly improving InvPFS versus chemotherapy in the primary efficacy population with a hazard ratio of 0.64 (p=0.001). The median PFS for the patients in the efficacy population treated with rucaparib was 7.4 months versus 5.7 months among those who received chemotherapy. Additionally, in the ITT population, the rucaparib arm achieved statistical significance over the chemotherapy arm for the primary endpoint of PFS with a hazard ratio of 0.67 (p=0.002). The median PFS for the patients in the ITT population treated with rucaparib was 7.4 months versus 5.7 months among those who received chemotherapy. Adverse events were consistent with the known safety profiles of Rubraca and chemotherapy. Patients with a BRCA reversion mutation represented 7% of patients enrolled in the study and as anticipated, InvPFS results for those patients showed limited benefit from Rubraca therapy. An interim analysis of overall survival, a secondary endpoint in the study in which 51% of events had occurred in the intent-to-treat population, showed a trend toward an overall survival advantage in the chemotherapy arm, but was confounded by the high rate (64%) of per-protocol crossover to Rubraca following progression on chemotherapy. An analysis of the ITT population of patients showed a trend toward an OS advantage for those patients who received Rubraca at any point in the trial versus those who did not. ARIEL4 study results were presented at the Society of Gynecologic Oncology Virtual Annual Meeting on Women’s Cancer (SGO) in March 2021. Completion of ARIEL4 is a post-marketing commitment in the U.S. and Europe and the clinical study report for the trial has been submitted to the regulatory authorities for review to satisfy this commitment.

Prostate cancer

The American Cancer Society estimates that approximately 268,000 men in the United States will be diagnosed with prostate cancer in 2022, and the GLOBOCAN Cancer Fact Sheets estimated that approximately 473,000 men in Europe were diagnosed with prostate cancer in 2020. Castrate-resistant prostate cancer has a high likelihood of developing metastases. Metastatic castrate-resistant prostate cancer (“mCRPC”) is an incurable disease, usually associated with poor prognosis. Approximately 43,000 men in the U.S. are expected to be diagnosed with mCRPC in 2020. According to the American Cancer Society, the five-year survival rate for mCRPC is approximately 30%. A number of publications have reported germline or somatic mutations in BRCA1 or BRCA2 are approximately 12% in mCRPC according to an article published in JCO Precision Oncology in 2017. These molecular markers may be used to select patients for treatment with a PARP inhibitor.

The TRITON (Trial of Rucaparib in Prostate Indications) program in prostate cancer initiated in the second half of 2016, and currently includes two Clovis-sponsored studies. Enrollment is complete for both TRITON2 and TRITON3.

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

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and are selected for therapy with an FDA-approved companion diagnostic. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC. Foundation Medicine’s blood based diagnostic test, FoundationOne Liquid CDx, approved by the FDA in August 2020, is a companion diagnostic for the detection of deleterious BRCA mutation (germline and/or somatic) to select mCRPC patients for treatment with Rubraca.

The TRITON3 study (NCT02975934) is a Phase 3 comparative study in men with mCRPC enrolling BRCA mutant and ATM (both inclusive of germline and/or somatic) patients who have progressed on AR-targeted therapy and who have not yet received chemotherapy in the castrate-resistant setting. TRITON3 will compare Rubraca to physician’s choice of AR-targeted therapy or chemotherapy in these patients. The planned primary endpoint of the study is radiologic PFS. TRITON3 initiated during the first quarter of 2017, and topline data from TRITON3 are anticipated in the second quarter of 2022, contingent upon the occurrence of the protocol-specified number of PFS events.

The Alliance for Clinical Trials in Oncology is sponsoring the Phase 3 CASPAR study (NCT04455750) comparing the combination of enzalutamide and Rubraca to enzalutamide alone in mCRPC. The study, which is currently enrolling patients, is expected to enroll approximately 1,000 patients in the United States at National Clinical Trials Network (“NCTN”) sites nationally and is currently the only study evaluating the combination of a PARP inhibitor and a novel anti-androgen with an overall survival endpoint. The Alliance is part of the NCTN sponsored by the National Cancer Institute. CASPAR is currently enrolling patients.

LODESTAR tumor-agnostic study

The LODESTAR clinical study (NCT04171700) is a Phase 2 study evaluating Rubraca as monotherapy treatment in patients with recurrent solid tumors associated with a deleterious mutation in a homologous recombination repair (“HRR”) gene across a variety of tumor types. The primary cohort includes patients with tumor mutations in BRCA1, BRCA2, PALB2, RAD51C, RAD51D as well as an exploratory cohort that includes patients with tumor mutations in several additional genes. The study initiated in late 2019 and based on initial results from the ongoing study, we saw encouraging evidence of activity in patients with a biallelic tumor mutation of BRCA or other target genes. Importantly, for BRCA-mutated breast and pancreatic and certain other tumors types, the majority of tumors have biallelic loss. Despite these encouraging data in a molecularly-defined subset of patients, we have determined that the expected time to enrollment and the requirement to conduct a confirmatory study in this population do not represent a sufficiently significant opportunity to pursue further, as compared to our other alternatives, including development of FAP-2286.

Opdivo combination trials

Our ongoing collaboration with Bristol Myers Squibb involves the evaluation of the combination of Rubraca with Bristol Myers Squibb’s immunotherapy Opdivo® (nivolumab) in ovarian cancer in the Phase 3 ATHENA study.

We believe that a preclinical rationale supports the potential of the combination of our PARP inhibitor Rubraca with immune checkpoint inhibitors such as the PD-1 inhibitor Opdivo. BRCA1 and BRCA2 and other HRD mutations are associated with increased tumor mutational burden, which may create additional tumor-specific antigens or “neoepitopes.” Increased tumor mutation burden has been shown to correlate with increased benefit from immune checkpoint blockade. In addition, cell death that is induced by a PARP inhibitor is considered immunogenic and stimulates a “STING-like” pathway due to fragmented DNA release into cytosol. In mice studies, rucaparib and an anti-PD-1 antibody demonstrated anti-tumor activity in BRCA1 mutant ovarian tumors. The combination of rucaparib and either an anti-PD-L1 or anti-CTLA-4 antibody were equally compelling in preclinical studies.

The Clovis-sponsored Phase 3 ATHENA study is evaluating the combination of Rubraca and Opdivo, and in February 2019, lucitanib was added to the clinical collaboration in combinations with Opdivo.

ATHENA is a four-arm first-line maintenance treatment study (NCT03522246) to evaluate Rubraca and Opdivo, Rubraca, Opdivo, and placebo in approximately 1,000 newly diagnosed patients with stage III/IV high-grade ovarian, fallopian tube, or primary peritoneal cancer who have completed platinum-based chemotherapy. The primary objectives are first, to determine if Rubraca extends PFS versus placebo (ATHENA-MONO), and second, to determine if the combination of Rubraca and Opdivo meaningfully extends PFS versus Rubraca monotherapy (ATHENA-COMBO). The ATHENA study, which initiated in 2018 and completed enrollment in the second quarter of 2020, evaluates Rubraca in terms of two key outcomes in a step-down manner: monotherapy versus placebo in the first-line maintenance setting in the HRD population, inclusive of BRCA, and in the all comers (intent-to-treat) population, and later, any potential advantage for the combination of Rubraca and Opdivo in the all comers (intent-to-treat) population. ATHENA is the first front-line switch maintenance study to evaluate a PARP inhibitor as monotherapy and in combination with an anti-PD-1 in one study design. We anticipate the results of the Rubraca monotherapy arm versus placebo in all study populations in the second quarter of 2022, and then, during the fourth quarter of 2022, the results of Rubraca plus Opdivo versus Rubraca in the intent-to-treat study population. The timing of the two ATHENA readouts (ATHENA-MONO and ATHENA-COMBO) contingent upon the occurrence of the protocol-specified PFS events.

The phase 1b/2 LIO-1 study is evaluating the combination of lucitanib and Opdivo in gynecologic cancers. Interim data from the non-clear cell ovarian cancer expansion cohort was presented at ASCO 2021 and the initial efficacy data does not support further development in non-clear cell ovarian cancer. The remaining three cohorts, which include non-clear cell endometrial, cervical and clear-cell ovarian and endometrial cancers, showed sufficient responses in stage one of each of the cohorts to advance to stage 2. The data from the cervical cohort have been accepted as a plenary presentation at the Society of Gynecologic Oncology (SGO) 2022 Annual Meeting on Women’s Cancer in March 2022 and represent encouraging data in this subset of gynecological cancers. However, given the competing priorities, including development of FAP-2286, we have determined that we will not pursue further development of lucitanib in gynecological cancers at this time.

Bristol Myers Squibb sponsored the CheckMate 9KD (NCT03338790), a Phase 2 three-arm study in mCRPC, evaluating Opdivo + Rubraca, Opdivo + docetaxel + prednisone, and Opdivo + enzalutamide, with the objective of determining how the combinations affects objective response rate and PSA response. The study, which initiated in the fourth quarter of 2017, completed enrollment of patients with biomarker negative or positive disease, for whom tumor tissue samples were used to determine biomarker status. Bristol Myers Squibb presented data from this study at medical meetings during 2021, which showed that the combination showed clinical efficacy in a population of patients with mCRPC who are HR-deficient either pre- or post-chemotherapy, with noteworthy activity in patients harboring BRCA mutations. Clinical activity was limited in patients with HR proficient tumors. The safety profile of the combination was as expected based on the individual components, with no new safety signals, and longer follow up and potentially a comparative study is needed to better characterize the clinical benefits of adding Opdivo to rucaparib in this patient population. Ongoing biomarker analyses will further explore potential predictors of treatment benefit of the combination among patients in the post-chemotherapy population.

Bristol Myers Squibb sponsored FRACTION-GC (NCT02935634), a Phase 2 multi-arm study evaluating Opdivo in combination with other therapies in advanced gastric cancer. The trial includes, among other combinations, an evaluation of Opdivo + Rubraca, Yervoy + Rubraca and the triplet combination of Opdivo + Yervoy + Rubraca. While a safe and tolerable safety profile was observed for these Rubraca-containing combinations, efficacy was not demonstrated in this immunotherapy-naïve, heavily pre-treated patient population, and accordingly, the study of these combinations in this population of patients with gastroesophageal cancer is to be completed in 2022.

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

FAP-2286 and Radionuclide Therapy Development Program

FAP-2286 is an investigational diagnostic and therapeutic agent targeting fibroblast activation protein (“FAP”). In September 2019, we acquired U.S. and global rights to FAP-2286, excluding Europe (inclusive of Russia, Turkey and Israel), where 3B Pharmaceuticals, the discoverer of FAP-2286, retains rights. In addition to our collaboration on FAP-2286 development, we are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would obtain global rights for any resulting product candidates.

Patent applications are pending that claim FAP-2286 generically and specifically (including with respect to composition of matter) that, if issued, would have expiration dates in 2040.

The Role of Fibroblast Activation Protein as a Radiopharmaceutical Target

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

PTRT is an emerging class of drugs in oncology and involves the systemic administration of a small amount of radioactive emitting material – a radionuclide – that is conjugated to a peptide for use as a targeted pharmaceutical. The peptide is able to recognize and bind to specific targets on the cancer cells or in their microenvironment, and the intended result is to deliver a high dose of radiation to the tumor while sparing normal tissue because of its rapid systemic clearance. Radionuclides with different emission properties, primarily beta particles or more potent alpha particles, are used to deliver cytotoxic radiation to the tumor-associated targets. In order for the targeted radiopharmaceutical to be safe and efficacious, it must rapidly attach to cancer cells or in close vicinity to the cancer cells, be retained in or at the tumor site for a sufficient period of time that the radionuclide can have activity on the cancer cells, have minimal attachment to non-cancer cells, and then be rapidly cleared from the body. In most cases, the radionuclides may be visualized by using nuclear medicine imaging techniques to evaluate the specificity of the agent, supporting a precision medicine approach to delivery of the therapeutic form of the agent.

Clinical studies of small molecule imaging agents targeting FAP have validated this target in a diverse number of cancer indications and support the further evaluation of PTRT. FAP-targeted radiopharmaceuticals have at least two potential modes of anti-tumor activity: radiation crossfire, in which tumor cells are irradiated due to their close proximity to CAFs; and depletion of CAFs, disrupting the communication between the tumor cells and the tumor stroma. In addition, in certain tumor types, such as sarcoma and mesothelioma, FAP is expressed on the tumor cells themselves, and in those tumors, FAP-targeted radiopharmaceuticals may have a direct antitumor effect.

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

Nonclinical data evaluating FAP expression across a variety of solid tumor types were presented at the AACR-NCI-EORTC conference in October 2021. High FAP expression was observed in multiple indications, including pancreatic ductal adenocarcinoma, cancer of unknown primary, salivary gland, mesothelioma, colon, bladder, sarcoma, squamous NSCLC, as well as squamous head and neck cancers. In these tumor types, high FAP expression was detected in both primary and metastatic tumor samples and was independent of tumor stage or grade. The analysis also demonstrated that in most tumor types, FAP expression was predominantly localized to cancer-associated fibroblasts (“CAFs”) surrounding the tumor cells and integrated into the tumor microenvironment. In addition, in cancers of mesenchymal origin including sarcoma and mesothelioma, expression was observed in tumor cells in addition to CAFs. These data support the investigation of FAP-2286 in multiple tumor types in the planned phase 2 expansion cohorts of LuMIERE. Additional presentations of nonclinical and initial presentations of clinical data are anticipated at nuclear medicine meetings during 2022.

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

In December 2019, Professor Dr. Richard P. Baum reported his initial independent clinical experience with FAP-2286 in named-patient use in eleven patients at the International Centers for Precision Oncology Foundation Symposium in Bad Berka, Germany. At Prof. Dr. Baum’s clinic, FAP-2286 was linked to 68Ga as a tumor-imaging compound using PET/CT scanning and to lutetium-177 as a therapeutic agent. The data were published in the Journal of Nuclear Medicine during 2021.

As the early named patient use in Germany suggests, significant interest already exists within the academic community to explore the potential of FAP as an imaging and treatment target.

Our FAP-2286 Clinical Development Plan

We submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial phase 1/2 study to determine the dose, schedule and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. The FDA cleared the two INDs and we initiated the phase 1 LuMIERE clinical study in June 2021. LuMIERE is a phase 1/2 study of lutetium-177 (177Lu) labelled FAP-2286 (177Lu-FAP-2286) and is evaluating the compound in patients with advanced solid tumors. FAP-2286 gallium-68 (68Ga) labelled FAP-2286 (68Ga-FAP-2286) will be utilized to identify patients with FAP-positive tumors appropriate for treatment in this study.

The ongoing phase 1 portion of the LuMIERE study, for which enrollment in the second dose cohort is currently ongoing, is evaluating the safety of 177Lu-FAP-2286 and will identify the recommended Phase 2 dose and schedule of the investigational therapeutic agent in patients with FAP-positive tumors determined by 68Ga-FAP-2286.  Once the phase 2 dose is determined, phase 2 expansion cohorts are planned in multiple tumor types and are expected to initiate in the second half of 2022.

Identification of the tumor types for exploration in phase 2 development is a considerable focus of ours, as the high levels of FAP expression observed in multiple tumor types makes selecting a limited number of tumor types in such expansion cohorts challenging. We believe we will have the opportunity to evaluate a minimum of seven tumor types in a single protocol pan-tumor study with predetermined stopping and accelerating enrollment criteria in each of these tumor types. We believe FAP-2286 provides us with the potential to seek accelerated approvals in multiple tumor types.

During 2022, we also anticipate the first presentations of phase 1 data from the ongoing LuMIERE study at nuclear medicine-focused meetings, as well as the launch of our combination study program to explore FAP-2286 in combination with other oncology compounds. In addition, we anticipate a potential IND filing of FAP-2286 linked the alpha-emitting radionuclide, actinium-225 (225Ac) as a distinct PTRT therapeutic during 2023.

In addition to our ongoing and planned studies, the University of California San Francisco is sponsoring two separate, investigator-initiated, imaging-only studies with 68Ga labeled FAP-2286. The first study, NCT04621435 investigates the utility of 68Ga-FAP-2286 to detect metastatic cancer in solid tumors. The second study, NCT05180162, evaluates the ability of 68Ga-FAP-2286 to identify pathologic fibrosis in the setting of hepatic, cardiac and pulmonary fibrosis. Both studies are currently enrolling.

Preclinical Evaluations

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

Lastly, Scientific Reports, Clinical Oncology and the European Journal of Nuclear Medicine and Molecular Imaging have published data showing that radiation is known to synergize with a number of agents that are currently approved as the standard-of-care in specific cancer indications. For example, Nuclear Medicine and Biology reports that gemcitabine, used as a first line chemotherapy in pancreatic cancer and other carcinomas, is a well-known radiosensitizer and could have utility in combination with FAP-2286. We are currently performing a high throughput screen of approved oncology drugs in combination with radiation to identify additional potential combinations for FAP-2286 development.

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

Interim data from the non-clear cell ovarian cancer expansion cohort were presented at ASCO 2021 and the initial efficacy data do not support further development in non-clear cell ovarian cancer. The remaining three cohorts, which include non-clear cell endometrial, cervical and clear-cell ovarian and endometrial cancers, showed sufficient responses in stage one of each of the cohorts to advance to stage 2. The data from the cervical cohort have been accepted as a plenary presentation at the Society of Gynecologic Oncology (SGO) 2022 Annual Meeting on Women’s Cancer in March 2022 and represent encouraging data in this subset of gynecological cancers. However, given the competing priorities, including development of FAP-2286, we have determined that we will not pursue further development of lucitanib in gynecological cancers at this time.

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

Lynparza is approved in Europe in combination with bevacizumab for the:

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

AstraZeneca and Merck & Co., Inc. have a global strategic oncology collaboration to co-develop and co-commercialize Lynparza for multiple cancer types. Lynparza is being investigated, alone and in combination with other agents, in multiple indications across several tumor types. Multiple ovarian cancer trials with olaparib in combination with other agents are expecting data read outs in the next 12-24 months in the front-line setting (DUO-O, ENGOT-ov43) and second-line setting (MEDIOLA). In February 2022, positive data from the phase 3 mCRPC trial of olaparib+abiraterone in first line mCRPC were presented at the GU ASCO meeting. Data readouts with olaparib in combination with other agents are also expected in the next 12-24 months in mCRPC (KEYLYNK-010). New olaparib data could impair the relative value of Rubraca in the ovarian cancer and prostate space.

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

Additional clinical investigations of Zejula in ovarian, breast prostate and lung cancers are ongoing or planned. Janssen Pharmaceuticals has licensed rights to develop and commercialize niraparib specifically for patients with prostate cancer worldwide, except in Japan. Multiple ovarian cancer trials with niraparib in combination with other agents are expected to read out in the next 12-24 months in the front-line setting (FIRST) and the second-line setting (MOONSTONE). Positive data from the MAGNITUDE trial in mCRPC were presented in February 2022 at the GU ASCO meeting. New data for niraparib could impair the relative value of Rubraca in the ovarian and prostate space.

TALZENNA™/talazoparib (Pfizer Inc.) is approved in the US and EU for the treatment of adult patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm) HER2-negative locally advanced or metastatic breast cancer. Talazoparib is also being evaluated in the TALAPRO-2 and TALAPRO-3 trials, Phase III studies of enzalutamide plus talazoparib vs. placebo in patients with new mCRPC or HRD associated mCSPC respectively.

There are several PARP inhibitors in clinical development including AbbVie Inc.’s veliparib and ABT-767 and BeiGene, Ltd.’s pamiparib. While most PARP inhibitor development focuses on ovarian, breast and prostate cancers, additional efforts are aimed toward bladder, lung, and pancreatic cancers as well.

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

Other out-of-class agents approved for use in advanced ovarian cancer include chemotherapeutic agents (e.g. platinum-based doublets, platinum monotherapy, non-platinum chemotherapy, etc.), Doxil® (Janssen Biotech, Inc.), and Hycamtin® (Novartis Pharmaceuticals Corporation). There are additional out-of-class agents in clinical development that may pose a future competitive threat to Rubraca including multiple PD-1 inhibitors alone or in combination with other agents.

FAP-2286 Competition

As of January 2022, there were at least 24 companies in the biopharmaceutical industry developing at least 64 therapeutic or imaging agents that target FAP, including PTRTs, non-peptide-based radionuclide therapies, peptide targeted radionuclide imaging agents, antibody drug conjugate therapies and other FAP-targeted treatment modalities. Of these 64 agents, at least 14 are being developed as FAP-targeted radionuclide therapies. The beta-emitter 177Lu is the primary radioisotope that is being used for therapeutic purposes; however, alpha emitters (e.g., 225Ac) are also being investigated.

Examples of companies who are developing FAP-targeted radionuclide therapies include Novartis, POINT Biopharma, Precision Molecular and Philogen S.p.A. Examples of companies who are developing FAP-targeted radionuclides for imaging applications include SOFIE Biosciences, Lantheus and Noria Therapeutics. Companies are also developing FAP-targeted therapies that do not deliver radiation to solid tumors. These companies include Avacta Life Sciences Ltd, Molecular Partners, AG, Amgen, Roche, PSiOxus Therapeutics, Bioxcel Therapeutics, Oncomatryx Biopharma, Umoja Biopharma and Evotec.

In addition, companies are developing radionuclide therapies that target ligands other than FAP; these therapies may also compete with FAP-2286, especially if they seek to treat the same tumor types that are of interest to Clovis Oncology.

Agents that are approved, widely available, or are established standards of care for treatment of solid tumors that are of interest to us may also be competitive threats to FAP-2286.

Companies developing FAP-targeted radionuclide therapies or imaging agents

●	In March 2021, SOFIE Biosciences granted Novartis exclusive worldwide rights to develop and commercialize therapeutic applications for a library of assets that target FAP known as the “FAPI series,” including FAPI-46 and FAPI-74. In addition, the agreement includes co-exclusive rights for Novartis to develop imaging applications for these assets. As of January 2022, neither Novartis nor SOFIE Biosciences have disclosed their clinical development plan for the FAPI series for therapeutic applications.

●	POINT Biopharma Global Inc. is developing PNT6555, a D-ala-boroPro based FAP targeting radioligand. POINT Biopharma has disclosed that it intends to develop PNT6555 in multiple tumor types and will commence work on a phase 1 clinical study in 2022. PNT6555 is being combined with an alpha-emitter (225Ac) and beta emitter (177Lu). In addition, POINT Biopharma is supporting the PNT2004 program that is developing other FAP-targeted agents. POINT Biopharma has also entered into an exclusive licensing agreement with Avacta to use its technology (pre|CISION) to develop a range of FAP-activated radiopharmaceuticals, including a prodrug of doxorubicin that is a substrate of FAP.

●	Precision Molecular is developing PMI31 to deliver radionuclides for therapeutic applications and PMI07 for imaging applications.

●	Philogen S.p.A. is developing OncoFAP, a small molecule ligand with a non-cleavable spacer and DOTAGA chelator attached to various payloads, including radionuclides. OncoFAP-68Ga has been administered in the setting of compassionate use to diagnose cancer patients with advanced solid tumors.

●	Lantheus/Noria Therapeutics acquired the exclusive, worldwide rights to develop, manufacture, and commercialize NTI-1309 from Noria Therapeutics in March 2021. NTI-1309 is an imaging agent that targets FAP. In June 2021, Bayer acquired Noria Therapeutics.

In addition to companies who are developing FAP-targeted agents, universities and research institutions are generating data that may inform future development plans of FAP-targeted agents. These institutions and universities include All India Institute of Medical Sciences (developing small molecule FAP inhibitors, including DOTA.SA.FAPi and DOTAGA (SA.FAPi)2), Peking University (developed TEFAPI-06 and TEFAPI-07, both of which are albumin binder-conjugated FAP targeted small molecule inhibitors), Purdue University (developed FAPI-DOTA, a FAP-targeted PI3K inhibitor, FL-L1-TubBH and other FAP-ligand imaging agents), Weill Cornell (developed RPS-309), the Institute of Nuclear Medicine and Allied Science, DRDO (developed FAPI-2DTPA), the University of Minnesota (developed B12 IgG monoclonal antibody) and Radboud University Medical Center Nijmegen (developed 28H1).

Companies developing non-FAP-targeted radionuclide therapies or imaging agents

Endocyte/Novartis - In September 2017, Endocyte, Inc. licensed rights to develop and commercialize agents targeting prostate-specific membrane antigen (PSMA), including the drug candidate 177Lu-PSMA-617. In April 2018, Endocyte initiated VISION, a randomized, open-label phase 3 trial that assessed the efficacy and safety of 177Lu-PSMA-617 with investigator-chosen standard of care versus the best standard of care in the control arm in advanced prostate cancer. In December 2018, Novartis acquired Endocyte, and in March 2021, Novartis announced that the phase 3 VISION trial (NCT03511664) met both primary endpoints, including overall survival and radiographic progression free survival. These data were subsequently published in The New England Journal of Medicine.

In September 2021, the FDA granted Priority Review to 177Lu-PSMA-617 for patients with mCRPC (the Prescription Drug User Fee Act date is anticipated during the first half of 2022). If approved, 177Lu-PSMA-617 has the potential to improve the treatment, diagnosis, or prevention of serious conditions, as determined by the FDA. Novartis will also seek marketing authorization for 177Lu-PSMA-617 using results from the phase 3 VISION trial in Europe.

In addition, other non-FAP targeted radionuclide therapies are in earlier stages of clinical development, including, but not limited to, FPI-2059 (Fusion Pharmaceuticals), FPI-2059, formerly known as IPN-1087 and 3BP-227, targets neurotensin receptor 1. In addition, Bayer is developing three compounds, including BAY2287411 (targets mesothelin), BAY2701439 (targets HER2) and BAY2315497 (targets PSMA).

Companies developing other FAP-targeted therapies that are not linked to radionuclides

In addition to FAP-targeted agents that seek to deliver radionuclides to the body, other FAP-targeted agents that are not linked to radionuclides are being developed.

1.	Avacta Life Sciences Ltd. has two therapeutic platforms (pre|CISION and TMAC, short for “tumor microenvironment activated drug conjugates”) that are being used to target FAP and other ligands. The pre|CISION platform can be used to generate prodrug forms of chemotherapeutic agents that are inactive in the circulation. The TMAC platform is being used to design activated drug conjugates to help concentrate the delivery of chemotoxins to the tumor microenvironment.

AVA6000 is an FAP activated doxorubicin prodrug that is using the pre|CISION platform. AVA6000 binds to and is cleaved by FAP in the tumor microenvironment to deliver active doxorubicin to the tumor. At least one clinical trial (NCT04969835) is evaluating the safety, pharmacokinetics, and efficacy of AVA6000 in solid tumors.

2.	Molecular Partners, AG, in collaboration with Amgen, is developing MP0310 (also known as AMG506), a multi-specific FAP x 4-1BB-targeting DARPin® drug candidate. MP0310 (AMG 506) is designed to activate immune cells in the tumor and not in the rest of the body. MP0310 (AMG 506) is being investigated in at least one clinical trial (NCT04049903) in patients with advanced solid tumors.

In addition, Molecular Partners is developing MP0317, a DARPin drug candidate targeting FAP and CD40. MP0317 is being investigated in at least one clinical trial (NCT05098405) in patients with advanced solid tumors. Molecular Partners AG has disclosed that results from this clinical trial should be available during the second half of 2022.

In December 2021, Molecular Partners disclosed that it is collaborating with Novartis to develop a DARPin-conjugated radioligand therapy that targets specific tumor-associated antigens. Novartis will be responsible for the clinical development and commercialization of the radioligand therapy.

3.	Roche is developing several FAP-targeted agents, including RO7122290 (also known as RG7827) and RO7300490 (also known as RG6189). RG7827 is a bispecific monoclonal antibody linked to 4-1BB ligand that targets FAP. RG6189 is also a bispecific monoclonal antibody liked to CD40 that is also targeting FAP.

Two clinical trials for RO7122290/RG7827 include a phase 1b trial (NCT04826003) that is investigating RO7122290 in combination with cibisatamab after pretreatment with obinutuzumab in participants with previously treated metastatic, microsatellite-stable colorectal adenocarcinoma with high CEACAM5 expression, and a phase 1b/2 umbrella study (NCT03869190) investigating single-agent RG7827 and RG7827 in combination with atezolizumab in patients with muscle invasive bladder cancer and in participants with locally advanced or metastatic urothelial carcinoma who have progressed during or following a platinum-containing regimen.

In one phase 1 trial (NCT04857138), RO7300490 is being evaluated for safety, pharmacokinetics, and anti-tumor activity as a single agent or in combination with atezolizumab in patients with solid tumors.

Although Roche was developing two additional FAP-targeted agents (RG7461/RO6874281 and RG7386/RO6874813), Roche announced that it has discontinued development of both agents.

4.	PSIOxus Therapeutics is developing an oncolytic adenoviral vector (NG-641) designed to deliver genes to tumor cells that produce proteins targeting tumor-associated stromal fibroblasts. The NG-641 virus encodes genes for FAP-targeting bispecific T-cell activator (FAP-TAc), the chemokines CXCL9 and CXCL10, and interferon alpha. As of January 2022, there were three clinical trials for NG-641 listed on ClinicalTrials.gov.

5.	Bioxcel Therapeutics is developing talabostat (BXCL701), a molecule that is designed to inhibit dipeptidyl peptidase (DPP) 8/9 and block immune evasion by targeting FAP. As of January 2022, there were 12 clinical trials for talabostat (BXCL701) listed on ClinicalTrials.gov.

6.	Oncomatryx Biopharma SL is developing OMTX705, an anti-FAP antibody drug conjugate that is conjugated to cytolysin. In vivo, OMTX705 led to 100% tumor growth inhabitation as a single agent and tumor regression when combined with gemcitabine and/or paclitaxel. As of January 13, 2022, there were no clinical trials for OMTX705 listed on ClinicalTrials.gov.

7.	Umoja Biopharma is developing UB-TT500 to target FAP. TT500 uses Umoja Biopharma’s “TumorTags” technology. TumorTag enables binding of a molecule to cancer cells and “tags” them as targets for CAR-T cells.

8.	Evotec is developing a small molecule FAP inhibitor; however, Evotec seeks to out-license its technology to a partner.

Lucitanib Competition

Competitive threats to lucitanib in gynecological cancers (primarily endometrial and cervical) include other kinase inhibitors and checkpoint inhibitors.

Eisai and Merck have established a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (lenvatinib), a kinase inhibitor, including endometrial cancers. Lenvima is currently in a phase III in combination with pembrolizumab for the first-line treatment of advanced or recurrent endometrial carcinoma (LEAP-001). Lenvima is currently approved for the treatment of patients with advanced endometrial carcinoma that is not microsatellite instability-high or mismatch repair deficient, who have disease progression following prior systemic therapy and are not candidates for curative surgery or radiation.

In cervical cancer, the recent approval of several drugs and combinations have changed the treatment landscape for this cancer. In front line metastatic setting pembrolizumab with chemotherapy and bevacizumab was approved with a significant survival advantage over chemotherapy and bevacizumab. SeaGen also received FDA approval for tisotumab vedotin (ADC targeting tissue factor) in the relapsed metastatic setting for cervical cancer, and Regeneron’s cemiplimab (PD-1 inhibitor) has also been accepted for priority review by the FDA with a decision in January 2022.

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

We submitted two INDs for FAP-2286 for use as imaging and treatment agents in December 2020 to support an initial phase 1 study to determine the dose and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. In April 2021, we made a milestone payment to 3BP under the license and collaboration agreement of $2.2 million as a result of the FDA’s acceptance of the IND for the treatment agent. In September 2021, we made a milestone payment to 3BP under the license and collaboration agreement of $3.3 million as a result of the initiation of our LuMIERE Phase 1/2 study.

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for PTRT, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The discovery collaboration agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we accrued and recognized as a research and development expense.

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

The prescription drug benefit administered by the United States government provides it with certain cost containment tools. The Medicare Part D prescription drug benefit works as a public sector-private sector partnership, whereby Medicare Part D prescription drug plans receive funding from the Federal Medicare program, which they use to pay pharmacies for drugs dispensed to Medicare Part D enrollees. The Part D prescription drug plans seek to contain costs by contracting with manufacturers which pay rebates in exchange for favorable formulary placement. Anti-cancer agents currently have guaranteed favorable status on these formularies, but the Medicare program can remove that status, which would result in higher rebate payments. Even with the current, guaranteed favorable formulary placement, we must still pay some portion of patient expenses when they enter into the coverage gap period referred to as the “donut hole.” We participate in this Medicare Part D Coverage Gap Discount Program because it is a precondition to Medicare Part D coverage for our products.

There is some uncertainty as to our arrangements with commercial pharmacy benefit managers (“PBMs”) and Medicare Part D prescription drug plans, going forward. In November 2020, the Department of Health and Human Services Office of Inspector General (OIG) issued a Final Rule that would, effective January 1, 2026, eliminate the Anti-Kickback Statute safe harbor for rebates paid to Medicare Part D plans or to PBMs on behalf of such plans. While we cannot anticipate the effects of this change to the way it currently contracts, this new framework could significantly alter the way it does business with Part D plan sponsors and PBMs on behalf of such plans. This rulemaking also established, effective January 1, 2021, a new safe harbor for point-of-sale discounts at the pharmacy counter and a new safe harbor for certain services arrangements between pharmaceutical manufacturers and PBMs. Most of our current contracts do not meet the requirements that will go into effect in 2026. We may incur costs renegotiating these agreements, and their terms may be less favorable.

The US Federal government is continuing to seek other cost containment tools. In legislation that had previously been introduced in 2021 as part of the Build Back Better Act (the “BBBA”), there were provisions that would have allowed the Federal government to negotiate prices for some high-cost drugs covered under Medicare Parts A and B. More broadly, all drugs would have been subject to inflation penalties if their costs rise faster than inflation. Although the BBBA has not passed, some portions of the bill are likely to be included in other laws that may be more successful.

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

The marketability of any products for which we receive regulatory approval for commercial sale may be subject to the impact that government and third-party coverage and reimbursement decisions have on patients. Increasing coinsurance responsibilities can dissuade patients from receiving medications, including our products. To offset the impact of coinsurance on patient adherence, we offer copay assistance to patients not covered by United States federal healthcare programs. However, the Medicare program has implemented a new rule that would cause a significant increase in our rebates to state Medicaid programs resulting from the continued provision of copay assistance to patients. That rule takes effect on January 1, 2023, unless a lawsuit by PhRMA against the Medicare program is successful. We may need to evaluate offering coinsurance support if the rule goes into effect, which would be very detrimental to medication adherence.

Different pricing and reimbursement schemes exist in other countries and vary widely from country to country. In Europe, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund the cost of those products to consumers. These jurisdictions operate a system under which products may only be marketed once a reimbursement price has been agreed for a defined population that, depending on country-specific negotiations, could be equal to European Commission-granted indication or a restricted population. To obtain reimbursement and pricing approval in Europe, some of these European countries may require additional economic evidence, referred to as a health technology assessment (HTA). In European countries, repeating price/reimbursement negotiations take place depending on local healthcare situations and can lead to lower reimbursed prices over time.

The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasing high barriers are being erected to the entry of new products. In addition, in some countries, especially in Europe, cross-border imports from low-priced markets exert a commercial pressure on pricing within a country. In particular, for each new indication, new negotiations are required to obtain reimbursement in European countries; also, pricing negotiations in European countries are often linked to baskets of comparator countries; due to Brexit, it is currently unclear whether changes in country baskets will take place anytime soon. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in Europe do not follow price structures of the United States and generally prices tend to be significantly lower. Additionally, European Union competition laws allow the parallel importation of branded drugs between member countries. This allows buyers in countries where government-approved prices for Rubraca are relatively high to purchase it from countries where the prices for Rubraca are relatively low.  Purchases of Rubraca in countries where our selling prices are relatively low for resale in countries in which our selling prices are relatively high may impact our overall margins on Rubraca and thereby negatively affect our earnings.

Coverage policies and third-party reimbursement rates may change at any time in the United States and Europe. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

Advertising and Promotion

The FDA and other U.S. federal regulatory agencies closely regulate the marketing and promotion of drugs through, among other things, the FDCA and the FDA’s implementing regulations and standards. The FDA’s review of marketing and promotional activities encompasses, but is not limited to, direct-to-consumer advertising, healthcare provider-directed advertising and promotion, sales representative communications to healthcare professionals, communications regarding unapproved or “off-label” uses, industry sponsored scientific and educational activities, and promotional activities involving the internet. A product cannot be commercially promoted before it is approved. After approval, product promotion can include only those claims relating to safety and effectiveness that are consistent with the labeling approved by the FDA. FDA regulations also impose stringent restrictions on manufacturers’ communications regarding off-label uses. Failure to comply with applicable FDA requirements and restrictions regarding unapproved uses of a drug or for other violations of its advertising and labeling laws and regulations, may result in adverse publicity and enforcement action by the FDA, the Department of Justice or the Office of the Inspector General of the Department of Health and Human Services, as well as state authorities. A range of penalties are possible that could have significant commercial consequences, including product seizures, injunctions, administrative remedies, civil and/or criminal fines, agreements that materially restrict the manner in which a company promotes or distributes its products, or regulatory enforcement letters which may require corrective advertising or other corrective communications to healthcare professionals or consumers.

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

In addition to the laws described above, drug manufacturers must report to CMS payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information to CMS may result in civil monetary penalties of up to an aggregate of $178,581 per year (or up to an aggregate of $1.190 million per year for “knowing failures”), adjusted for inflation, for all payments, transfers of value, or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Applicable drug manufacturers are required to collect data for each calendar year and submit reports to CMS by March 31st of each subsequent calendar year. In addition, there is also an increasing number of state laws that require manufacturers to make reports to states on pricing and marketing information. These laws impose administrative and compliance burdens that may affect our sales, marketing, and other promotional activities.

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

We and our third-party collaborators who are developing companion diagnostics work cooperatively to generate the data required for submission with a PMA application and the diagnostic partner is responsible for maintaining close contact with the Center for Devices and Radiological Health (“CDRH”) at the FDA to ensure that any changes in requirements are incorporated into the development plans. Meetings with the FDA with regard to our drug product candidates, as well as companion diagnostic product candidates, typically include representatives from the Center for Drug Evaluation and Research and CDRH when appropriate to ensure that the NDA and PMA submissions are coordinated to enable FDA to conduct a parallel review of both submissions. The FDA has issued guidance documents addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to these guidance documents, for novel therapeutic products such as our product candidates, the PMA for a companion diagnostic device should generally be developed and approved or cleared contemporaneously with the therapeutic. In order to achieve this, the diagnostic may be subject to post approval study requirements.

In the EU, Regulation EU 2017/746 introduced substantial changes to the regulatory framework for In-Vitro Diagnostics starting on May 26, 2022. The regulation introduces certain requirements for In Vitro Diagnostics and a stronger role for so-called conformity assessment bodies. Conformity assessment bodies (so-called ‘notified bodies') will independently monitor whether devices comply with the safety and performance requirements before they reach the EU market. In order to prevent disruption of supply of essential healthcare products, especially in the context of the COVID-

19 pandemic, the European Commission agreed a progressive roll-out of the regulation. The date of application of some aspects of the regulation requirements has been amended according to the risk category of the device.

No change is proposed for CE-marked devices that do not require notified body involvement under the IVD Regulation, or for devices that are “new” (i.e., devices that have neither a notified body certificate nor a declaration of conformity under the current Directive 98/79/EC). For those types of devices, the IVD Regulation will apply starting on May 26, 2022. The data generated for the U.S. PMA registration will likely be sufficient to satisfy the regulatory requirements for the EU and other countries.

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

We were granted patent term extension to November 22, 2023 under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”) for U.S. Patent 6,495,541 directed to the rucaparib composition of matter. Additionally, other patents and patent applications are directed to methods of making, methods of using, dosing regimens, various salt and polymorphic forms, and formulations with expiration dates through potentially 2035. These patents and patent applications include the rucaparib camsylate salt/polymorph patent family licensed from Pfizer, which expires in 2031, and a patent family directed to high dosage strength rucaparib tablets, which expires in 2035. To date, the rucaparib camsylate salt/polymorph patents issued in 53 jurisdictions (including the United States and Europe), with applications pending in 4 jurisdictions. Patents directed to the high dosage strength rucaparib tablets, including all commercial dosage strengths, issued in the United States and 6 other jurisdictions, and applications are pending in 12 jurisdictions, including before the European Patent Office. United States patents with claims that cover Rubraca and its uses are listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly known as the Orange Book.

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

Two European patents in the rucaparib camsylate salt/polymorph patent family (European Patent 2534153 and its divisional European Patent 3150610) were opposed. In particular, opposition notices against European Patent 2534153 were filed by two parties on June 20, 2017. During an oral hearing that took place on December 4, 2018, the European Patent Office’s Opposition Division maintained European Patent 2534153 in amended and narrowed form with claims to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal AG, appealed the written decision of the European Opposition Division and filed reply appeal briefs in November 2019. An oral hearing in the appeal is scheduled on December 8, 2022.

An opposition against European Patent 3150610 was filed by Generics (UK) Limited on April 30, 2020 on grounds similar to those raised in the opposition notices against European Patent 2534153, which grounds are common in such proceedings. Clovis responded to the opposition notice in European Patent 3150610 by amending the claims to be directed to the use of rucaparib maleate in a method of inhibiting PARP activity or treating cancer. That is, the amended claims do not cover Rubraca. During an oral hearing that took place on November 18, 2021, European Patent 3150610 was revoked and the written decision of the European Patent Office was dated December 15, 2021. Clovis filed a notice of appeal on January 28, 2022 and an appeal brief before April 25, 2022. During the appeal, the effect of the Opposition Division’s decision is suspended, and the patent remains in force until a Technical Board of Appeals issues its own decision.

We have filed for patent term extension under a supplementary protection certificate for Rubraca based on European Patent 2534153 and believe that extension could be available to 2033. Additionally, in Europe, regulatory exclusivity is available for ten years, plus one year for a new indication; therefore, we have regulatory exclusivity for Rubraca, including all forms of rucaparib, in Europe until 2028, and if the EMA approves a subsequent indication that brings significant clinical benefit in comparison with existing therapies, until 2029.

We obtained rights to lucitanib by acquiring EOS in November 2013, along with its license agreement with Advenchen. We have rights to develop and commercialize lucitanib on a global basis, excluding China. Composition of matter and method of use patent protection for lucitanib and a group of structurally-related compounds is issued in the United States, Europe, and Japan and is issued or pending in other jurisdictions. In the United States, the composition of matter patent will expire in 2030, and in other jurisdictions, it expires in 2028. We believe that patent term extension could be available to extend our composition of matter patent up to five years beyond the scheduled expiration under the Hatch-Waxman Act in the United States, and similar provisions in other jurisdictions. Additionally, patents directed to methods of manufacturing lucitanib are issued in the United States, Europe and China.

In September 2019, we acquired rights from 3BP to develop and commercialize a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein (“FAP”), including FAP-2286. We hold global development rights, and U.S. and global commercialization rights, excluding Europe (inclusive of Russia, Turkey and Israel), where 3BP retains rights. Patent applications are pending that claim FAP-2286 generically and specifically (including with respect to composition of matter) that, if issued, would have expiration dates in 2040.

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

Lonza Agreement - Rubraca

On October 3, 2016, we entered into a Manufacturing Services Agreement (the “Agreement”) with Lonza for the long-term manufacture and supply of the API for rucaparib. Under this agreement, Lonza is a non-exclusive manufacturer of the Rubraca API during the 10-year term of the agreement. Lonza constructed, in an existing Lonza facility, a production train to manufacture of the Rubraca API. The production train provides manufacturing capacity to meet our currently anticipated needs for commercial supply of Rubraca API. We made scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the production train. Beginning in the fourth quarter of 2018, once the facility was operational, we were obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties.

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

On June 16, 2021, we entered into amendment no. 2 of the Agreement with Lonza (“Amendment 2”). Pursuant to the terms of Amendment 2, we paid Lonza $1.1 million to repurpose the production train so that Lonza will be able to use the facility to manufacture other products for third parties in addition to API for Clovis. Lonza is guaranteeing a minimum percentage usage of this production train for third parties and Lonza would reduce our fixed facility fee starting in 2023 based on this minimum percentage usage. If Lonza is able to utilize greater than the minimum guaranteed percentage, it will increase the reduction to our fixed facility fee.

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

FAP-2286

The precursor (API without radionuclide) for FAP-2286 is currently being produced by a CMO. To date, the current production process has been sufficient to satisfy immediate clinical demands. We may undertake additional development work to further optimize the precursor manufacturing process. The finished drug product for 177Lu -FAP-2286 is currently being manufactured at a CMO. The current product and process are sufficiently developed to meet immediate clinical demands. Additional scale-up work and/or additional production capacity will be necessary to support larger clinical development or commercialization requirements.

In October 2021, we entered into a clinical supply agreement with ITM Isotope Technologies Munich SE that provides us with ITM’s therapeutic radioisotope no-carrier-added 177Lu, EndolucinBeta®, for use in the clinical development of FAP-2286 for the next five years.

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

In October 2020, we adopted a new U.S. commercial strategy to address a challenging sales environment resulting from a trend toward reduced in-person access for oncology commercial teams to oncology practices in general, which has been further accelerated by COVID-19, which has severely limited oncology patient visits and cancer diagnoses. Physicians increasingly prefer digital communications and virtual peer-to-peer interactions which they can access when they choose. The new hybrid strategy elevates digital programming, virtual communication and peer-to-peer interactions while reducing in-person promotion, and the remaining in-person activities will be much more targeted. This hybrid strategy does not require as large a U.S. commercial organization, and in early November 2020 the size of the organization was reduced to approximately 85 employees.

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

Employees

As of February 17, 2022, we had 413 employees, of which 278 were employed in the U.S. and 135 were employed outside of the U.S. None of our U.S. employees are represented by labor unions, and a very small number of international employees are covered by collective bargaining agreements.

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

Employee safety and wellbeing is of paramount importance to us in any year and was of particular focus in our fiscal years 2020 and 2021 in light of COVID-19. In response to the pandemic, we provided productivity and collaboration tools and resources for employees working remotely, including training and toolkits to help leaders effectively lead and manage remote teams. In addition, throughout 2021 we continued to enhance and promote programs to support our employees’ physical and mental wellbeing.

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

Risk Factor Summary

Our business operations are subject to numerous risks and uncertainties, including those outside of our control, that could cause our business, financial condition or operating results to be harmed, including risks regarding the following:

●	we have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future which, together with our limited working capital and unpredictable Rubraca sales, raises substantial doubt about our financial viability and as to whether we will be able to continue as a going concern;
●	we will require substantial additional funding which may not be available to us on acceptable terms, or at all, for a number of reasons, including market conditions, our ability to generate positive data from our clinical studies, and the need for our stockholders to approve an amendment to our certificate of incorporation to increase the number of shares of common stock that we are authorized to issue, and failure to obtain additional funding may impact our ability to continue our development programs and successfully commercialize Rubraca and our ability to continue as a going concern;

●	the impact of the COVID-19 pandemic on our revenues and our ability to continue to operate our business;
●	servicing our long-term debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt;
●	we may not be able to raise the funds necessary to repay our debt upon a fundamental change, and provisions in our debt could delay or prevent an otherwise beneficial takeover of us;
●	we are highly dependent on revenues from the sale of Rubraca, and the rate and degree of market acceptance and commercial viability, including the safety, efficacy and potency of Rubraca and our other product candidates may limit the commercial success of Rubraca;
●	if our sales, marketing and distribution capabilities for Rubraca or other product candidates for which we obtain marketing approval are inadequate, we may be unable to generate sufficient revenue from sales of our products;
●	we cannot give any assurance that the Rubraca development program in other lines of therapies and indications will be successful or that our other product candidates will receive regulatory approval;
●	our expectations regarding the FDA and other regulatory authorities’ interpretation of our data and information on our product candidates and the impact on our business of the FDA’s and other regulatory authorities’ interpretation of our submissions, filing decisions by the FDA and other regulatory authorities, potential advisory committee meeting dates and advisory committee recommendations, and FDA and other regulatory authorities product approval decisions and related timelines;
●	the success of competing drugs that are or become available;
●	the success and timing of our non-clinical studies and clinical trials;
●	our ability to verify the clinical benefit of Rubraca through our confirmatory trials and to satisfy other post-marketing requirements and post-marketing commitments, our ability to obtain and maintain regulatory approval of Rubraca and our other product candidates, and the labeling under Rubraca and any other approval we may obtain;
●	our ability to engage and retain third-party manufacturers with sufficient capability and capacity to support the commercialization of Rubraca and our other product candidates, and the performance of such third-party manufacturers;
●	our ability to obtain and maintain intellectual property protection for our product candidates, including our ability to defend our intellectual property against challenges;
●	our ability to maintain our collaborations with our licensing partners to develop our product candidates;
●	the size and growth of potential markets for our product candidates and our ability to serve those markets;
●	the loss of key scientific or management personnel;
●	regulatory developments in the United States and foreign countries;
●	our operating results are difficult to predict and may fluctuate, and if our operating results are below the expectations of investors or analysts, the trading price of our stock could decline;
●	the price of our stock has been, and may continue to be volatile, which will impact the value of your investment and our ability to raise additional capital on favorable terms, or at all;
●	future sales and issuances of our common stock or rights to purchase our common stock, including through our equity incentive plans, could result in dilution of your investment and cause our stock price to fall.

Risks Related to the COVID-19 Pandemic

The outbreak of COVID-19 could materially adversely affect our business.

On January 30, 2020, the World Health Organization (the “WHO”) declared that the recent novel coronavirus disease (“COVID-19”) outbreak was a public health emergency of international concern, and on March 11, 2020 the WHO declared the COVID-19 outbreak a pandemic. This has resulted in increased travel restrictions, quarantines, “work-at-

home” and “shelter-in-place” orders and extended shutdown of certain non-essential businesses in the United States, and European and Asia-Pacific countries, including countries in which we commercialize Rubraca and countries in which we have planned or active clinical trials. With a renewed rise in the number of cases of the coronavirus in certain parts of the United States and Europe and the ongoing uncertainty regarding future trends in cases, these restrictions, quarantines, shutdowns and other disruption to businesses globally continue to evolve and, in many areas, increase. The effects of the coronavirus are difficult to assess or predict.

Our ability to generate product revenue for the year and quarter ended December 31, 2021 was negatively affected by the COVID-19 pandemic, primarily due to the ongoing effect the pandemic has had on oncology treatment and practice, and in particular, in ovarian cancer, resulting in fewer diagnoses and fewer patients going to in-person office visits in the U.S. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel were not allowed to visit hospitals beginning as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies remains limited. It is difficult to discern or predict any trend in new patient starts due to the unpredictability of the COVID-19 situation and the changing competitive landscape.

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

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and twelve months ended December 31, 2021. However, with the increase in cases of COVID-19 due to the Omicron variant, and the potential for quarantines, unavailability of medical services regarded as non-essential, or reluctance of patients to seek treatment, we may see delays in enrollment during 2022. For example, new patient recruitment in clinical studies, including LuMIERE, may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected.

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

The trading prices for our common stock and of other biopharmaceutical companies have been highly volatile as a result of the coronavirus pandemic. As a result of this volatility and uncertainties regarding the future impact of COVID-19 on our business and operations, we may face difficulties raising capital or may only be able to raise capital on unfavorable terms. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the coronavirus could materially and adversely affect our business and the value of our common stock. A number of governments in places where we have operations have adopted stimulus programs to assist businesses effected by COVID-19, including by facilitating lending arrangements. We may access these loan programs for additional working capital although there can be no guarantee that we will obtain any such loans and we do not currently know the terms of such loan programs.

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

Risks Related to Our Financial Position and Capital Requirements

We have incurred significant losses since our inception and anticipate that we will continue to incur losses for the foreseeable future, which together with our limited working capital raises substantial doubt about our financial viability and as to whether we will be able to continue as a going concern.

Our auditor’s report on our financial statements for the year ended December 31, 2021, includes an explanatory paragraph related to the existence of substantial doubt about our ability to continue as a going concern. We are a biopharmaceutical company with a limited operating history. We are not profitable and have incurred losses in each year since our inception in April 2009. For the years ended December 31, 2021, 2020 and 2019, we had net losses of $264.5 million, $369.2 million and $400.4 million, respectively. As of December 31, 2021, we had an accumulated deficit of $2,877.3 million. Biopharmaceutical product development is a highly speculative undertaking and involves a high degree of risk and requires substantial capital investment. We continue to incur significant research and development and other expenses related to our ongoing operations. We have limited working capital. We have received regulatory approval to market Rubraca in the U.S. and in Europe, but do not know whether Rubraca will be approved in other jurisdictions or in additional tumor types and indications, or whether it will achieve market acceptance and be commercially successful in the long run. Although we generate revenues from product sales, these revenues have not been sufficient, and may never be sufficient, to support our operations. Rubraca revenues have not been consistent in prior quarters, mainly as a result of the impact of COVID-19 and competition from other products on the market. We expect to continue to incur losses and negative cash flows for the foreseeable future. We require significant cash resources to execute our business plans and we will need to raise additional cash to continue to fund our operating plan. We expect to finance our operating plan through a combination of public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing arrangements in both the short term and the long term. We cannot be certain that additional funding will be available on acceptable terms, or at all, for a number of reasons, including market conditions, our ability to generate positive data from our clinical studies, and the need for our stockholders to approve an amendment to our certificate of incorporation to increase the number of shares of common stock that we are authorized to issue. The aforementioned factors, which are largely outside of our control, raise substantial doubt about our ability to continue as a going concern within one year from the date of filing of this annual report. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date of filing of this annual report. If we are forced to scale down, restructure, limit or cease operations, our stockholders could lose all of their investment in our Company.

We will require substantial additional funding which may not be available to us on acceptable terms, or at all. If we fail to obtain additional financing, we will be unable to continue our development programs, fund our operating plan and continue as a going concern.

Our operations have consumed substantial amounts of cash since inception. We expect to continue to spend substantial amounts to advance the clinical development of our products and launch and commercialize our products. Until we can generate a sufficient amount of product revenue to finance our cash requirements, which we do not expect in the foreseeable future and which we may never do in sufficient amounts, we expect to finance our operating plan through a combination of public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing arrangements in both the short term and long term. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our ability to obtain additional financing will depend on a number of factors, including, among others, our ability to generate positive data from our clinical and pre-clinical studies, the condition of the capital markets and the other risks described in these risk factors. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will not be able to fund our operating plan and may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our products. Any of these events could significantly harm our business, financial condition and prospects. We may not be able to continue our operations.

In addition, in order to continue to raise capital through the sale of equity securities (or securities convertible into our equity securities), we will need our stockholders, at the 2022 Annual Meeting of Stockholders, to consider again and to approve a proposal to amend our certificate of incorporation to increase the number of shares of common stock that we are authorized to issue. We cannot be certain that our stockholders will approve such a proposal. In the event our stockholders do not approve such a proposal, our ability to raise capital to fund our operations beyond the next 12 months will be significantly limited and we will need to consider potentially more costly sources of funding, potentially through incurring further indebtedness or entering into strategic partnerships or licensing arrangements for one or more of our products or product candidates in which we may have to give up certain of our future commercialization rights for interim funding. We cannot be certain that such other sources of funding will be available to us or on acceptable terms or in sufficient amounts to meet our requirements and to continue our operations.

Servicing our long-term debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.

As of December 31, 2021, we had $300.0 million outstanding aggregate principal amount of 1.25% convertible senior notes due 2025 (the “2025 Notes”), $85.8 million outstanding aggregate principal amount of 4.50% convertible senior notes due 2024 (the “2024 Notes (2019 Issuance)”), and $57.5 million outstanding aggregate principal amount of a new series of 4.50% Convertible Senior Notes due 2024 (the “2024 Notes (2020 Issuance))” and together with the 2024 Notes and 2025 Notes, the “Notes”).  In addition, as of December 31, 2021, we had $147.2 million outstanding aggregate principal amount pursuant to our ATHENA clinical trial financing agreement. We are obligated to begin repaying the ATHENA clinical trial financing on a quarterly basis, beginning on the earliest to occur of (i) the termination of the ATHENA Trial, (ii) the approval by the FDA of an update to the label portion of the Rubraca new drug application (“NDA”) to include in such label the treatment of an indication resulting from the ATHENA Trial, (iii) the date on which we determine that the results of the ATHENA Trial are insufficient to achieve such an expansion of the Rubraca label to cover an indication based on the ATHENA Trial and (iv) September 30, 2022 (the “Repayment Start Date”).

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

As many of these factors are beyond our control, we cannot assure you that we will be able to continue to grow meaningful revenue through the sale of Rubraca. In addition, we may experience significant fluctuations in sales of Rubraca from period to period. We have two other product candidates, lucitanib and FAP-2286, in clinical development. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any other territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

If our sales, marketing and distribution capabilities for Rubraca or our product candidates for which we obtain marketing approval are inadequate, we may be unable to generate revenue from sales of our products.

Prior to the launch of Rubraca, we had not commercialized any drug products as a company. To achieve commercial success for Rubraca and any product candidate that may be approved by the FDA or comparable foreign regulatory authorities, we must continue to maintain or expand our sales, marketing, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services. We are competing with companies that currently have extensive, well-funded, and more experienced sales and marketing operations. We may be unable to compete successfully against these more established companies.

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

We could encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board for such trial or by the FDA or other regulatory authorities. Such authorities may impose a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations, trial sites or manufacturing sites by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a drug, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. If we experience delays in the completion of, or termination of, any clinical trial of our product candidates, the commercial prospects of our product candidates will be harmed, and our ability to generate product revenue from any of these product candidates will be delayed. In addition, any delays in completing our clinical trials will increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may harm our business, financial condition and prospects significantly. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates.

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

In addition, we plan to use 68Ga in our development of imaging agent 68Ga-FAP-2286. Increased future demand for 68Ga may exceed current production capacities. If we are not able to obtain sufficient quantities of gallium-68 for use in 68Ga-FAP-2286, we may not be able to gather sufficient data on 68Ga-FAP-2286 to use in clinical trials or to possibly seek the approval of 68Ga-FAP-2286. In addition, to the extent the approval of our product candidates depends on the screening and monitoring of the patient population with a companion imaging agent such as 68Ga-FAP-2286 in our clinical trials, we would experience a corresponding delay in approval and commercialization of these product candidates if we are not able to obtain sufficient 68Ga.

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

Our industry has experienced a high rate of turnover of management personnel in recent years. Our ability to compete in the highly competitive biotechnology and pharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific and medical personnel. We are highly dependent on our management, scientific and medical personnel, especially Patrick J. Mahaffy, our President and Chief Executive Officer, Dr. Lindsey Rolfe, our Executive Vice President of Clinical Development and Pharmacovigilance and Chief Medical Officer, Gillian C. Ivers-Read, our Executive Vice President, Technical Operations and Chief Regulatory Officer and Dr. Thomas Harding, our Executive Vice President and Chief Scientific Officer whose services are critical to the successful implementation of our product candidate acquisition, development and regulatory strategies.

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

As of February 17, 2022, we employed 413 employees. As our development plans and strategies develop, we expect to expand our employee base for managerial, operational, financial and other resources. Future growth will impose significant added responsibilities on members of management, including the need to identify, recruit, maintain, motivate and integrate additional employees. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects. If our management is unable to effectively manage our expected growth, our expenses may increase more than expected, our ability to generate revenues could be reduced and we may not be able to implement our business strategy.

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

Our internal computer systems, or those used by our CROs or other vendors, contractors or consultants, may fail or suffer security breaches.

We and our business partners maintain sensitive company data on our computer networks, including our intellectual property and proprietary business information, as well as certain clinical trial information. Cybersecurity attacks are becoming more commonplace and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, including by means of ransomware, social engineering or other means, and other electronic security breaches that could lead to disruptions in systems, misappropriation of information and corruption of data. Despite the implementation of security measures, our internal computer systems and those of our CROs and other contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. This includes events where we or our CROs, vendors, contractors or consultants are not targeted but are indirectly impacted by a cyber-attack. In addition, in response to the COVID-19 pandemic, a majority of our workforce is currently working remotely. This could increase our cybersecurity risk, create data accessibility concerns and make us more susceptible to communication disruptions. While we have not experienced any such material system failure, accident or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and business operations. For example, the loss of, or inability to access, even temporarily, clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Additionally, healthcare providers have become a frequent target of cybersecurity attacks, and if clinical trial sites suffer a disruption as a result of such an attack, their ability to continue to participate in the trial or to provide trial data to us may be impacted. For example, the Ireland Health Service Executive suffered a major ransomware and extortion attack in May 2021 that impacted the provision of health services across Ireland. While our clinical trials were not delayed or adversely impacted and our data was not compromised, several of our clinical trial sites were impacted by the attack. Likewise, we rely on third parties for the manufacture of our products and product candidates, including clinical trial supply, and similar events relating to their computer systems could also have a material adverse effect on our business and development programs. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of our product candidates could be delayed.

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

The trading price of our common stock has been, and may continue to be, volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the 12-month period ended December 31, 2021, the price of our common stock on the NASDAQ Global Select Market ranged from $2.70 per share to $10.34 per share. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this report, these factors include:

●	our ability and the perception of others as to whether we will be able to continue as a going concern;
●	adverse results of regulatory actions or decisions;
●	our failure to successfully commercialize our products;
●	actual or anticipated adverse results or delays in our clinical trials;
●	unanticipated serious safety concerns related to the use of any of our products;
●	changes in laws or regulations applicable to our products, including but not limited to clinical trial requirements for approvals;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our products;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	inability to obtain adequate product supply for any approved drug product or inability to do so at acceptable prices;
●	our dependence on third parties, including CMOS and CROs, as well as our partners that provide us with companion diagnostic products;
●	additions or departures of key scientific or management personnel;
●	failure to meet or exceed any financial guidance or expectations regarding development milestones that we may provide to the public;
●	actual or anticipated variations in quarterly operating results;
●	failure to meet or exceed the estimates and projections of the investment community;
●	overall performance of the equity markets and other factors that may be unrelated to our operating performance or the operating performance of our competitors, including changes in market valuations of similar companies;
●	conditions or trends in the biotechnology and biopharmaceutical industries;
●	introduction of new products offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	issuances of debt or equity securities and perceptions of our ability to issue additional debt and equity securities to refinance our debt obligations and to fund our operations;
●	significant lawsuits, including patent or stockholder litigation;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	publication of research reports about us or our industry or positive or negative recommendations or withdrawal of research coverage by securities analysts;

●	ineffectiveness of our internal controls;
●	general political and economic conditions;
●	effects of natural or man-made catastrophic events; and
●	other events or factors, many of which are beyond our control.

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

If an event of default (including a breach or default under, or termination of, any of our material in-license agreements and defaults under our other material indebtedness) occurs under the financing agreement, the lenders have the right to demand immediate repayment of our obligations, which may be as high as twice the amount borrowed thereunder.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrades our stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline. In fact, we have had analysts cease coverage of our company in 2021.

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

See Note 12, Commitments and Contingencies.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

Our common stock trades on the NASDAQ Global Select market under the symbol “CLVS”.

On February 15, 2022, there were 26 holders of record of our common stock. The holders of record number do not include a substantially greater number of holders whose shares are held of record in nominee or street name accounts through banks, brokers and/or other financial institutions.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

As of December 31, 2021

Number of
securities
remaining
available
for issuance
under equity
compensation
		Weighted-	plans
	Number of securities to	average	(excluding
	be issued upon exercise	exercise price	securities
	of outstanding options	of outstanding	reflected
	and restricted stock	options	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1) (2)	10,693,461	$33.36	9,832,300
Equity compensation plans not approved by security holders	—	—	—
Total	10,693,461	$33.36	9,832,300
(1)

As of December 31, 2021, 10,970,00 shares were authorized for issuance under our 2020 Stock Incentive Plan (as amended on June 10, 2021, the “2020 Plan”), which became effective on April 22, 2020, which is the date the 2020 Plan was approved by our board of directors.

(2)

As of December 31, 2021, 2,783,229 shares were issuable under our 2021 Employee Stock Purchase Plan (“ESPP”), which became effective in April 2021. On February 9, 2022, the Compensation Committee of our Board of Directors amended the ESPP to reduce the total number of shares issuable thereunder from 3,000,000 to 1,000,000 shares.

Performance Graph (1)

The following graph shows a comparison from December 31, 2016 through December 31, 2021 of the cumulative total return on an assumed investment of $100 in cash in our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the NASDAQ Composite Index and the NASDAQ Biotechnology Index assume reinvestment of dividends.

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

Rubraca® is an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”) marketed in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and also an indication specific to metastatic castration-resistant prostate cancer (“mCRPC”). The initial indication received approval from the United States Food and Drug Administration (“FDA”) in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. Rubraca received a second approval from FDA in April 2018 for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

In May 2020, the FDA also approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC as well as the basis for us to seek a potential second-line label expansion. We anticipate the initial data readout from TRITON3 in the second quarter of 2022.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca is marketed in each of Germany, United Kingdom, Italy, France, Spain, the Netherlands and Switzerland.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including the ATHENA Pahse 3 study as part of our ongoing clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We anticipate initial data from two independent readouts for ATHENA during 2022: Rubraca monotherapy versus placebo (ATHENA-MONO ) in the second quarter of 2022, with results of the separate analysis of Rubraca in combination with Opdivo (ATHENA-COMBO) anticipated in the fourth quarter of 2022.

The three anticipated data readouts, ATHENA-MONO, ATHENA-COMBO and TRITON3 discussed above, provide the potential to obtain approvals that reach larger patient populations in earlier lines of therapy for ovarian and prostate cancers. Following availability of top-line results from ATHENA-MONO, we plan to file a supplemental New Drug Application (“sNDA”) with the FDA and request a variation to the European MAA, and we plan to do the same for the subsequent TRITON3 and ATHENA-COMBO anticipated data readouts, assuming, in each case, that the Phase 3 clinical data is supportive.

The timing for each Phase 3 data readout is contingent upon the occurrence of the protocol-specified progression free survival (“PFS”) events, and timing estimates are based on event-based projections.

We hold worldwide rights to Rubraca.

FAP-2286 is our initial product candidate to emerge from our targeted radionuclide therapy collaboration with 3B Pharmaceuticals GmbH (“3BP”). FAP-2286 is a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein (“FAP”). PTRT uses cancer cell-targeting peptides to deliver radiation-emitting radionuclides specifically to tumors. Following the clearance by FDA of two INDs submitted in December 2020 to support the use of FAP-2286 as an imaging and treatment agent, we initiated the phase 1 portion of the LuMIERE clinical study in June 2021. LuMIERE is a phase 1/2 study of FAP-2286 labeled with lutetium-177 (177Lu-FAP-2286) evaluating the compound in patients with advanced solid tumors to determine the dose, schedule, and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. FAP-2286 labeled with gallium-68 (68Ga-FAP-2286) is being utilized to identify tumors that contain FAP for treatment in this study.

During 2022, we also anticipate the first presentation of phase 1 data from LuMIERE at nuclear medicine-focused meetings, additional presentations of non-clinical data for FAP-2286 and the launch of our combination study program to explore FAP-2286 in combination with other oncology compounds, and in 2023, a potential IND filing of FAP-2286 linked to a FAP-targeted alpha-emitter PTRT.

We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights.

We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would have global rights for any resulting product candidates.

Lucitanib, our product candidate currently in clinical development, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in certain populations of patients with endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The phase 1b/2 LIO-1 study is evaluating the combination of lucitanib and Opdivo in gynecologic cancers. Interim data from the non-clear cell ovarian cancer expansion cohort were presented at ASCO 2021 and the initial efficacy data do not support further development in non-clear cell ovarian cancer. The remaining three cohorts, which include non-clear cell endometrial, cervical and clear-cell ovarian and endometrial cancers, showed sufficient responses in stage one of each of the cohorts to advance to stage 2. The data from the cervical cohort have been accepted as a plenary presentation at the Society of Gynecologic Oncology (SGO) 2022 Annual Meeting on Women’s Cancer in March 2022 and represent encouraging data in this subset of gynecological cancers. However, given the competing priorities, including development of FAP-2286, we have determined that we will not pursue further development of lucitanib in gynecological cancers at this time.

We hold the global (excluding China) development and commercialization rights for lucitanib.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the year ended December 31, 2021, we generated $148.8 million product revenue related to sales of Rubraca. We have principally funded our operations using the net proceeds from public offerings of our common stock, convertible senior notes offerings and our financing agreement related to our ATHENA trial.

We have never been profitable and, as of December 31, 2021, we had an accumulated deficit of $2,877.3 million. We incurred net losses of $264.5 million, $369.2 million and $400.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, and had cash and cash equivalents totaling $143.4 million at December 31, 2021.

We have incurred significant net losses since inception and we expect operating losses and negative cash flows to continue for the foreseeable future.

Product License Agreements

For a discussion of our product license agreements, see Note 13, License Agreements, in the Notes to Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Financial Operations Overview

Revenue

During 2021, we recorded $148.8 million in revenue related to sales of Rubraca. For further discussion of our revenue recognition policy, see “Critical Accounting Policies and Significant Judgments and Estimates” below. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the year ended December 31, 2021 and 2020, the supply of this free drug was approximately 18% and 17%, respectively, of the overall commercial supply or the equivalent of $24.8 million and $30.4 million, respectively, in commercial value.

Our ability to generate product revenue for the year ended December 31, 2021 was negatively affected by the COVID-19 pandemic, primarily due to the ongoing effect the pandemic has had on oncology treatment and practice, and in particular, in ovarian cancer, resulting in fewer diagnoses and fewer patients going to in-person office visits in the U.S. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel were not allowed to visit hospitals beginning as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies remains limited. It is difficult to discern or predict any trend in new patient starts due to the unpredictability of the COVID-19 situation and the changing competitive landscape.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses decreased for 2021 compared to 2020. We expect research and development costs to be generally consistent in the full year 2022 compared to 2021.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the year ended December 31, 2021. However, with the increase in cases of COVID-19 due to the Omicron variant, and the potential for quarantines, unavailability of medical services regarded as non-essential, or reluctance of patients to seek treatment, we may see delays in enrollment during 2022. For example, new patient recruitment in clinical studies, including LuMIERE, may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Rucaparib Expenses
Research and development	$96,255	$159,364	$184,617
Rucaparib Total	96,255	159,364	184,617
FAP Expenses
Research and development	9,230	6,928	3,633
Acquired in-process research and development	5,476	—	9,440
FAP Total	14,706	6,928	13,073
Lucitanib Expenses
Research and development	9,353	6,860	5,128
Lucitanib Total	9,353	6,860	5,128
Rociletinib Expenses
Research and development	(176)	(1,089)	1,101
Rociletinib Total	(176)	(1,089)	1,101
Personnel and other expenses	71,940	85,644	88,667
Total	$192,078	$257,707	$292,586

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited, which have decreased sales and marketing expenses during 2021 and may extend into, and through at least a significant portion, of 2022. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel will continue to decrease resulting in a decrease of our selling, general and administrative expenses.

The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we adopted a hybrid commercial strategy combining increased digital promotion activities, greater online resources and more peer-to-peer interactions with reduced and more targeted in-person promotion. New tools and performance indicators based on this hybrid approach were rolled out during the fourth quarter of 2020. We adopted this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced. The adoption of this strategy also contributed to decreased sales and marketing expenses during the year ended December 31, 2021 due to the reduction in size of our U.S. commercial organization by approximately 45 employees during the fourth quarter of 2020. We expect selling, general and administrative costs to be generally consistent in 2022 as compared to 2021.

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

For the year ended December 31, 2021, we recognized $148.8 million of product revenue. For a complete discussion of the accounting for product revenue, see Note 3, Revenue Recognition.

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

The fair value of stock options for the years ended December 31, 2021, 2020 and 2019 was estimated at the grant date using the following weighted average assumptions for the respective periods:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	—	—	—
Volatility (a)	101%	99%	93%
Risk-free interest rate (b)	1.30%	0.49%	1.67%
Expected term (years) (c)	6.2	6.0	5.9
(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using our historical data.

We recognized share-based compensation expense of approximately $25.5 million, $50.8 million and $54.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. As of December 31, 2021, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $8.4 million, which is expected to be recognized over a weighted-average remaining vesting period of 1.5 years. As of December 31, 2021, the unrecognized share-based compensation expense related to RSUs, adjusted for expected forfeitures, was $25.9 million, which is expected to be recognized over an estimated weighted-average remaining vesting period of 1.9 years.

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

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), considering factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. Rubraca finished goods have a shelf-life of four years from the date of manufacture. We expect to sell the finished goods prior to expiration. The API currently has a shelf-life of five years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately seven years based on our long-range sales projections of Rubraca.

We write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and/or inventory in excess of expected sales requirements. Expired finished goods inventory would be disposed of and the related costs would be written off as cost of product revenue. Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories. Long-term inventories primarily consist of API.

API is currently produced by Lonza. As the API has undergone significant manufacturing specific to its intended purpose at the point it is purchased by us, we classify the API as work-in-process inventory. In addition, we currently manufacture Rubraca finished goods with a single third-party manufacturer. The disruption or termination of the supply of API or the disruption or termination of the manufacturing of our commercial products could have a material adverse effect on our business, financial position and results of operations. API that is written off due to damage and certain costs related to our production train at Lonza are included in Other Operating Expenses in the Consolidated Statements of Operations and Comprehensive Loss.

Inventory used in clinical trials is expensed as research and development expense when it has been identified for such use.

At December 31, 2021, we had $13.7 million of current inventory and $109.8 million of long-term inventory.

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

Results of Operations

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020 (in thousands)

	Year ended December 31,
	2021			2020
	U.S.	ex-U.S.	Total	U.S.	ex-U.S.	Total
Transaction price	$146,357	$60,133	$206,490	$178,427	$36,035	$214,462
Sales deductions:
Government rebates and chargebacks	(18,426)	(24,155)	(42,581)	(19,620)	(16,312)	(35,932)
Discounts and fees	(12,258)	(2,894)	(15,152)	(12,548)	(1,460)	(14,008)
Total sales deductions	(30,684)	(27,049)	(57,733)	(32,168)	(17,772)	(49,940)
Product revenue	115,673	33,084	148,757	146,259	18,263	164,522
Operating expenses:
External cost of sales - product	22,526	10,929	33,455	29,526	6,602	36,128
Cost of sales - intangible asset amortization	2,480	2,891	5,371	2,287	2,890	5,177
Research and development	178,643	7,959	186,602	249,444	8,263	257,707
Selling, general and administrative	104,145	24,255	128,400	139,455	24,439	163,894
Acquired in-process research and development	5,476	—	5,476	—	—	—
Other operating expenses	15,220	—	15,220	3,804	—	3,804
Total expenses	328,490	46,034	374,524	424,516	42,194	466,710
Operating loss	$(212,817)	$(12,950)	(225,767)	$(278,257)	$(23,931)	(302,188)
Other income (expense):
Interest expense			(34,103)			(30,508)
Foreign currency loss			(3,177)			(72)
Loss on convertible senior notes conversion			—			(35,075)
Loss on extinguishment of debt			—			(3,277)
Legal settlement loss			(2,325)			—
Other income			444			1,361
Other income (expense), net			(39,161)			(67,571)
Loss before income taxes			(264,928)			(369,759)
Income tax (expense) benefit			404			547
Net loss			$(264,524)			$(369,212)

Product Revenue. Total product revenue for the year ended December 31, 2021 decreased compared to the same period in the prior year primarily due to fewer diagnoses and fewer patient starts in the U.S., primarily caused by the ongoing COVID-19 pandemic as there have been fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer.

U.S. product revenue for the year ended December 31, 2021 decreased $30.6 million compared to the same period in the prior year while ex-U.S. product revenue for the year ended December 31, 2021 increased $14.8 million compared to the same period in the prior year. The increase in ex-U.S. product revenue is due to Rubraca being launched in countries in Europe throughout 2019 and 2020.

Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the year ended December 31, 2021 was $115.7 million in the United States and $33.1 million outside of the United States. Total variable considerations represented 28.0% and 23.3% of the transaction price recognized in the year ended December 31, 2021 and 2020, respectively. The increase in variable considerations is primarily due to the European National Health Service rebates related to our sales in Europe and the PHS/340B discounts related to our sales in the U.S. Countries in Europe contract larger government rebates and discounts compared to the U.S. contributing to the overall increase in variable considerations. As European sales increase as a percent of total sales, variable considerations will also increase. The PHS discount related to our U.S. sales has increased as a result of expanding 340B Drug Program purchases by covered entities.

Cost of Sales - Product. Product cost of sales for the year ended December 31, 2021 decreased primarily due to the decrease in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalty costs associated with Rubraca sales in the period.

U.S. product cost of sales for the year ended December 31, 2021 decreased $7.0 million compared to the same period in the prior year due to the decrease in product revenue.

Ex-U.S. product cost of sales for the year ended December 31, 2021 increased $4.3 million compared to the same period in the prior year due to the increase in product revenue.

Cost of Sales – Intangible Asset Amortization. For the year ended December 31, 2021 and 2020, we recognized cost of sales of $5.4 million and $5.2 million, respectively, associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our U.S. segment. Research and development expenses decreased during the year ended December 31, 2021 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON studies for prostate cancer, our ARIEL and ATHENA studies for ovarian cancer, manufacturing costs, molecular diagnostic costs and personnel costs. These decreases were partially offset by increased costs related to FAP and lucitanib.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased during the year ended December 31, 2021 compared to the same period in the prior year due to a $29.6 million decrease in personnel costs, marketing costs and share-based compensation expense primarily due to the reduction in size of our U.S. commercial organization by approximately 45 employees during the fourth quarter of 2020. In addition, we had a $5.6 million decrease in legal expenses. The total decrease in selling, general and administrative expenses mostly related to our U.S. segment while our ex-U.S. selling, general and administrative expenses remained relatively consistent during the year ended December 31, 2021 compared to the same period in the prior year.

Acquired In-Process Research and Development Expenses.  In April 2021, we made a milestone payment to 3BP under the license and collaboration agreement of $2.2 million as a result of the FDA’s acceptance of the IND for the treatment agent. In September 2021, we made a $3.3 million milestone payment to 3BP under the license and collaboration agreement.

Other Operating Expenses. During the year ended December 31, 2021 and 2020, we recognized other operating expenses related to our production train at Lonza. This expense is related to our fixed facility fee paid to Lonza each quarter, which we recognize as other operating expense when we do not produce inventory at Lonza.

As discussed in Note 12, Commitments and Contingencies, we amended this agreement in June 2021, resulting in the derecognition of the lease components recognized under the original agreement. The derecognition of the lease components, payment of $1.1 million to Lonza and derecognition of fixed assets related to our Lonza production train resulted in a loss of $0.3 million, which is included in other operating expenses. Lonza is guaranteeing a minimum percentage usage of this production train for third parties and Lonza would reduce our fixed facility fee starting in 2023 based on this minimum percentage usage. If Lonza is able to utilize greater than the minimum guaranteed percentage, it will increase the reduction to our fixed facility fee.

Interest Expense. Interest expense increased during the year ended December 31, 2021 compared to the same period in the prior year due to the $9.3 million increase in interest expense under our financing agreement related to our ATHENA trial. This was partially offset by the write off of $4.3 million of unamortized debt issuance costs related to our convertible senior notes transactions that occurred in the prior year. We did not have a similar write off in the current year.

Foreign Currency Loss. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction losses increased during the year ended December 31, 2021 compared to the same period in the prior year due to significant exchange rate fluctuations that occurred during the year.

Loss on Convertible Senior Notes Conversion. In January 2020, we completed a registered direct offering of an aggregate 17,777,679 shares of our common stock at a price of $9.25 per share. We used the proceeds of the share offering to repurchase an aggregate of $123.4 million principal amount of 2024 Notes (2019 Issuance) in privately negotiated transactions. In addition, we paid customary fees and expenses in connection with the transactions. These transactions resulted in a loss of $7.8 million for the year ended December 31, 2020. There were no similar transactions during the year ended December 31, 2021.

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

Legal Settlement Loss. During the fourth quarter of 2021, we recorded a charge of $2.3 million in connection with the settlement of the Consolidated Derivative Complaint discussed in Note 12, Commitments and Contingencies.

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019 (in thousands)

	Year ended December 31,
	2020			2019
	U.S.	ex-U.S.	Total	U.S.	ex-U.S.	Total
Transaction price	$178,427	$36,035	$214,462	$160,450	$7,867	$168,317
Sales deductions:
Government rebates and chargebacks	(19,620)	(16,312)	(35,932)	(13,437)	(1,771)	(15,208)
Discounts and fees	(12,548)	(1,460)	(14,008)	(9,826)	(277)	(10,103)
Total sales deductions	(32,168)	(17,772)	(49,940)	(23,263)	(2,048)	(25,311)
Product revenue	146,259	18,263	164,522	137,187	5,819	143,006
Operating expenses:
Cost of sales - product	29,526	6,602	36,128	28,179	1,747	29,926
Cost of sales - intangible asset amortization	2,287	2,890	5,177	1,956	2,804	4,760
Research and development	249,444	8,263	257,707	275,518	7,628	283,146
Selling, general and administrative	139,455	24,439	163,894	161,132	21,637	182,769
Acquired in-process research and development	—	—	—	9,440	—	9,440
Other operating expenses	3,804	—	3,804	9,711	—	9,711
Total expenses	424,516	42,194	466,710	485,936	33,816	519,752
Operating loss	(278,257)	(23,931)	(302,188)	(348,749)	(27,997)	(376,746)
Other income (expense):
Interest expense			(30,508)			(19,405)
Foreign currency loss			(72)			(547)
Loss on convertible senior notes conversion			(35,075)			—
(Loss) gain on extinguishment of debt			(3,277)			18,480
Legal settlement loss			—			(26,750)
Other income			1,361			6,342
Other income (expense), net			(67,571)			(21,880)
Loss before income taxes			(369,759)			(398,626)
Income tax benefit (expense)			547			(1,798)
Net loss			$(369,212)			$(400,424)

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

Other Operating Expenses. During the year ended December 31, 2020, we recognized other operating expenses related to the write off of some damaged API and certain costs related to our production train at Lonza, which is related to our U.S. segment. We expect these expenses to increase during 2021 related to our fixed facility fee each quarter since we expect to have sufficient inventory and do not plan to produce inventory at Lonza during 2021.

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

Liquidity and Capital Resources

Going Concern and Management’s Plans

We have incurred significant net losses since inception and have relied on our ability to fund our operations through debt and equity financings. We expect operating losses and negative cash flows to continue for the foreseeable future even with Rubraca now generating revenues. Rubraca revenues have not been consistent in prior quarters, mainly as a result of the impact of COVID-19 and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer, which has made forecasting revenues difficult.  In addition to other factors, future Rubraca revenues will depend, in part, on the timing and extent of any recovery from the impacts of COVID-19, with any such recovery expected to take several quarters to have a meaningful impact on our financial results. We do not expect to generate a sufficient amount of Rubraca revenues to finance our cash requirements in the foreseeable future, and which we may never be able to do in sufficient amounts.  We require significant cash resources to execute our business plans and we will need to raise additional cash to continue to fund our operating plan.  We cannot be certain that additional funding will be available on acceptable terms, or at all especially given that we will need our stockholders to approve an amendment to our certificate of incorporation to increase the number of shares of common stock that we are authorized to issue.  The aforementioned factors, which are largely outside of our control, raise substantial doubt about our ability to continue as a going concern within one year from the date of filing of this annual report. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the financial statements contained in the Annual Report on Form 10-K are issued.

In the near term, we believe there is some flexibility within our operating plan, particularly with managing certain discretionary expenses, to adjust to variations in our expected Rubraca revenues and the availability and timing of potential sources of financings to meet our working capital requirements. However, based on our current cash, cash equivalents and liquidity available under our ATHENA clinical financing agreement, together with current estimates for revenues generated by sales of Rubraca, we will need to raise additional capital in the near term in order to fund our operating plan for the next 12 months. Our ability to obtain additional financing (including through collaborating and licensing arrangements) will depend on a number of factors, including, among others, our ability to generate positive data from our clinical studies, importantly our ATHENA-MONO clinical trial for which we anticipate initial data in the second quarter of 2022, the condition of the capital markets and the other risks described under Risk Factors in this Annual Report on Form 10-K.  We expect to finance our operating plan through a combination of public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing arrangements in both the short term and the long term.

We currently have capacity to issue approximately $15.3 million of additional shares of common stock under our previously established ATM Program, assuming the remaining authorized but unissued shares of our common stock are sold at an offering price of $1.69 per share, the closing price of our common stock on the Nasdaq Global Select Market on February 22, 2022. There can be no assurance that we will be able to sell any shares of our common stock under the ATM Program or regarding the price at which we will be able to sell any such shares, and any sales of shares of our common stock under the ATM Program may be at prices that result in additional dilution to existing stockholders of the Company.

It is highly unlikely that we will be able to raise sufficient additional capital through public or private equity offerings (or offerings of securities convertible into our equity securities) until our stockholders approve an amendment to our certificate of incorporation, at our 2022 Annual Meeting of Stockholders, to increase the number of shares of common stock that the Company is authorized to issue. We cannot be certain that our stockholders will approve such a proposal. In the event our stockholders do not approve such a proposal, our ability to raise capital to fund our operations beyond the next 12 months will be significantly limited.

In light of the uncertainty about our ability to raise sufficient capital through potential equity offerings, we will also consider other sources of funding, potentially through incurring further indebtedness or entering into strategic partnerships or licensing arrangements for one or more of our products or product candidates in which we may have to give up certain of our future commercialization rights for interim funding. We are exploring various partnership and licensing arrangements for our products and product candidates outside the U.S., but those will largely depend on our ability to generate positive data from our clinical studies. We cannot be certain that such other sources of funding will be available to us or on acceptable terms or in sufficient amounts to meet our requirements.

In the event that we are unable to raise sufficient additional capital, which is dependent on factors outside of our control, we will need to cut expenses further, including potentially delaying, scaling back or eliminating certain of our pipeline development programs, and undertake a more significant restructuring of our operations, in order to continue as a going concern and fund our committed obligations and working capital requirements. There can be no assurances that we will be able to achieve such a restructuring or that such a restructuring will be successful over the long term to allow us to fund our requirements and our plan to invest sufficient amounts to fund the development of FAP-2286 to its potential.

Sources and Uses of Cash

The following table sets forth the primary sources and uses of cash for each of the periods set forth below:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Net cash used in operating activities	$(196,057)	$(252,728)	$(323,615)
Net cash (used in) provided by investing activities	(312)	126,328	143,398
Net cash provided by financing activities	100,157	203,644	119,888
Effect of exchange rate changes on cash and cash equivalents	(589)	1,152	286
Net (decrease) increase in cash and cash equivalents	$(96,801)	$78,396	$(60,043)

Operating Activities

Net cash used in operating activities was lower during the year ended December 31, 2021 compared to the same period in the prior year primarily due to a lower net loss adjusted for non-cash items and changes in components of working capital.

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

Investing Activities

There were no significant investing activities during the year ended December 31, 2021 while net cash provided by investing activities for the year ended December 31, 2020 included sales of available-for-sale securities of $144.6 million, partially offset by purchases of available-for-sale securities of $10.0 million and a milestone payment of $8.0 million.

Net cash provided by investing activities for the year ended December 31, 2019 included sales of available-for-sale securities of $622.0 million partially offset by purchases of available-for-sale securities of $459.8 million and milestone payments of $15.8 million.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 included $116.9 million net proceeds resulting from our “at the market” offerings that occurred during 2021 and $47.5 million proceeds from borrowings under our financing agreement related to our ATHENA trial, partially offset by a $64.4 million payment of our 2021 Notes.

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

On August 16, 2021, we entered into a distribution agreement (the “August Distribution Agreement”) with the Agents, pursuant to which we may offer and sell, from time to time, through the Agents, shares of our common stock, having an aggregate offering price of up to $125.0 million in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including directly on the Nasdaq Global Select Market or into any other existing trading market for the shares, or sales made to or through a market maker, in block transactions or by any other method permitted by law, including privately negotiated transactions. Sales may be made at market prices prevailing at the time of a sale or at prices related to prevailing market prices or at negotiated prices. During the period between August 17, 2021 and September 15, 2021, we sold an aggregate of 9,379,976 shares of our common stock under the August Distribution Agreement resulting in gross proceeds of $43.0 million and net proceeds to us of $41.5 million, after deducting commissions and offering expenses. During the period between November 5, 2021 and November 16, 2021, we sold an aggregate of 731,292 shares of our common stock resulting in gross proceeds of $3.1 million and net proceeds to us of $3.0 million, after deducting commissions and offering expenses. During the period between January 18, 2022 and February 15, 2022, we sold an aggregate of 12,697,044 shares of our common stock resulting in gross proceeds of $28.1 million and net proceeds to us of $27.2 million, after deducting commissions and offering expenses.

The issuance and sale of the shares under the August Distribution Agreement are being made pursuant to our effective registration statement on Form S-3 filed with the SEC on February 25, 2021 (File No. 333-253485) as amended by pre-effective Amendment No. 1 thereto filed with the SEC on May 5, 2021. The offering is described in the Company’s prospectus dated May 7, 2021, as supplemented by a prospectus supplement dated August 16, 2021, as filed with the SEC on August 16, 2021. We have used and intend to use the net proceeds of this offering for general corporate purposes, including funding of our development programs, sales and marketing expenses associated with Rubraca, repayment, repurchase or refinance of our debt obligations, payment of milestones pursuant to our license agreements, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital.

Cash Requirements

We expect to incur significant losses for the foreseeable future, as we commercialize Rubraca and expand our selling, general and administrative functions to support the growth in our commercial organization and as we complete research and development activities related to FAP-2286 and lucitanib.

As of December 31, 2021, we had cash and cash equivalents totaling $143.4 million and total current liabilities of $125.2 million. As noted above, subsequent to December 31, 2021, we raised an additional $27.2 million in net proceeds through our “at-the-market” equity offering program.

Because of the numerous risks and uncertainties associated with research, development and commercialization of pharmaceutical products, we are unable to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

●	revenues from the sale of our Rubraca product;
●	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
●	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;
●	the scope, progress, results and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and non-clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
●	the cost of commercialization activities, including marketing and distribution costs;
●	the cost of manufacturing any of our product candidates we successfully commercialize;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and outcome of such litigation; and
●	the timing, receipt and amount of sales, if any, of our products.

The following table summarizes our contractual obligations at December 31, 2021 (in thousands):

	Less than 1			More Than 5
	Year	1 to 3 Years	3 to 5 Years	Years	Total
Convertible senior notes	$—	$143,282	$300,000	$—	$443,282
Interest on convertible senior notes	10,198	17,727	1,260	—	29,185
Financing agreement (principal and interest) (b)	8,500	68,000	104,718	113,218	294,436
Operating lease commitments	5,224	9,342	9,780	4,952	29,298
Purchase and other commitments (a)	13,152	20,385	9,863	—	43,400
Total	$37,074	$258,736	$425,621	$118,170	$839,601
(a)	On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in any forecast. In addition, the third-party supplier constructed, in its existing facility, a production train to manufacture of the Rubraca active ingredient. We are obligated to make scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the production train. Once the facility became operational in October 2018, we were obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties.
(b)	Amounts reflected on the balance sheet and in the table above in respect of the Financing Agreement represent the maximum amounts payable by us to the lenders during the periods indicated. Payments due under our Financing Agreement are based, for the most part, on net sales of Rubraca by us and our licensees. Rubraca sales have not been consistent historically and sales in future periods is difficult to predict. Therefore, expected maturities of our Financing Agreement as of December 31, 2021 are shown based on the quarterly capped amount and certain other mandatory payments set forth in the Financing Agreement. Actual payments may fluctuate and may be less than the amounts reflected in the table above. For a full description of the Financing Agreement and our payment obligations thereunder, see Note 9, Debt.

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

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for PTRT, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The discovery collaboration agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we accrued and recognized as a research and development expense.

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

Impact of COVID-19 Pandemic

Our ability to generate product revenue for the year ended December 31, 2021 was negatively affected by the COVID-19 pandemic, primarily due to the ongoing effect the pandemic has had on oncology treatment and practice, and in particular, in ovarian cancer, resulting in fewer diagnoses and fewer patients going to in-person office visits in the U.S. As a result of the COVID-19 pandemic, our U.S. and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel were not allowed to visit hospitals beginning as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies remains limited. It is difficult to discern or predict any trend in new patient starts due to the unpredictability of the COVID-19 situation and the changing competitive landscape.

This curtailment of and/or limited physical access has decreased sales and marketing expenses during 2021 and may extend into, and through at least a significant portion, of 2022. In addition, due to increased travel restrictions, quarantines, “work-at-home” and “shelter-in-place” orders and extended shutdown of certain non-essential business in the United States, and European and Asia-Pacific countries, in-person conferences and meetings requiring travel will decrease, resulting in a decrease of our selling, general and administrative expenses. We believe that we have a sufficient supply of Rubraca and our product candidates to continue our commercial and clinical operations as planned.

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

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the year ended December 31, 2021. However, with the increase in cases of COVID-19 due to the Omicron variant, and the potential for quarantines, unavailability of medical services regarded as non-essential, or reluctance of patients to seek treatment, we may see delays in enrollment during 2022. For example, new patient recruitment in clinical studies, including LuMIERE, may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

Tax Loss Carryforwards

As of December 31, 2021, we have net operating loss (“NOL”) carryforwards of approximately $1.8 billion to offset future federal income taxes. We also have research and development and orphan drug tax credit carryforwards of $259.3 million to offset future federal income taxes. The federal net operating loss carryforwards and research and development and orphan drug tax credit carryforwards expire at various times through 2041.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change in ownership. At December 31, 2021, we recorded a 100% valuation allowance against our net deferred tax assets in the U.S. of $873.9 million, as we believe it is more likely than not that the tax benefits will not be fully realized. In the future, if we determine that a portion or all of the tax benefits associated with our tax carryforwards will be realized, net income would increase in the period of determination.

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

We are exposed to market risk related to changes in interest rates. As of December 31, 2021, we had cash, cash equivalents of $143.4 million, consisting of bank demand deposits and money market funds. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments are in short-term securities. Our available-for-sale securities are subject to interest rate risk and will decline in value if market interest rates increase. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigational sites and contract manufacturers globally where payments are made in currencies other than the U.S. dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Swiss company for the production and supply of the active ingredient for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a production train will be made in Swiss francs. Once the production facility became operational in October 2018, we were obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025.

As of December 31, 2021, $43.4 million of purchase commitments exist under the Swiss Manufacturing and Services Agreement and we are required to remit amounts due in Swiss francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss franc as of December 31, 2021, it would decrease the total US dollar purchase commitment under the Swiss Manufacturing and Services Agreement by approximately $10.6 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by approximately $3.3 million.

While we periodically hold foreign currencies, primarily Euro, Pound Sterling and Swiss Franc, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of December 31, 2021, and 2020, approximately 4% and 3%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

As of December 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Finance Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Finance Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

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

As of December 31, 2021, our management, with the participation of our Chief Executive Officer and Chief Finance Officer, assessed the effectiveness of our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act. In making its assessment, management used the criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, our management determined that, as of December 31, 2021, we maintained effective internal control over financial reporting based on those criteria.

In addition, the effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young, LLP, an independent registered public accounting firm.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clovis Oncology, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Clovis Oncology, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Clovis Oncology, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 23, 2022 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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

February 23, 2022

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K and is incorporated herein by reference from our definitive proxy statement relating to our 2022 annual meeting of stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, also referred to in this Form 10-K as our 2022 Proxy Statement, which we expect to file with the SEC no later than April 30, 2022.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding our directors, including the audit committee and audit committee financial experts, and executive officers and compliance with Section 16(a) of the Exchange Act will be included in our 2022 Proxy Statement and is incorporated herein by reference.

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

The information required by this item regarding executive compensation will be included in our 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item regarding security ownership of certain beneficial owners and management will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item regarding certain relationships and related transactions and director independence will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item regarding principal accounting fees and services will be included in the 2022 Proxy Statement and is incorporated herein by reference.

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

(3) Exhibits.

Reference is made to the Index to Exhibits filed as a part of this Annual Report on Form 10-K.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description

3.1(5)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(17)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

3.4(20)	Amendment No. 1 to the Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(13)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.3(13)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.4(18)	Indenture dated as of August 13, 2019, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.5(19)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.6(22)	Indenture dated as of November 17, 2020, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2024 Notes (2020 Issuance).

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(26)	Clovis Oncology, Inc. 2020 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(21)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Option Agreement.

10.8+(21)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Restricted Stock Unit Agreement.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

Exhibit Number	Exhibit Description

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.19+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.20+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.21+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

10.22(6)

Stock Purchase Agreement, dated as of November 19, 2013, by and among the Company, EOS, the Sellers listed on Exhibit A thereto and Sofinnova Capital V FCPR, acting in its capacity as the Sellers’ Representative.

10.23*(6)

Development and Commercialization Agreement, dated as of October 24, 2008, by and between Advenchen Laboratories LLC and Ethical Oncology Science S.P.A., as amended by the First Amendment, dated as of April 13, 2010 and the Second Amendment, dated as of July 30, 2012.

10.24+(9)	Indemnification Agreement, effective as of August 3, 2015, between Clovis Oncology, Inc. and Lindsey Rolfe.

10.25+(15)	Amended and Restated Employment Agreement, dated as of February 27, 2019, by and between Clovis Oncology UK Limited, Clovis Oncology, Inc. and Dr. Lindsey Rolfe.

10.26+(7)	Indemnification Agreement, dated as of February 17, 2016, between Clovis Oncology, Inc. and Daniel W. Muehl.

10.27+(12)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Daniel Muehl.

10.28*(8)	First Amendment to License Agreement, between Clovis Oncology, Inc. and Pfizer Inc., dated as of August 30, 2016.

10.29+(10)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan RSU Agreement.

10.30*(10)	Manufacturing Services Agreement, by and between Clovis Oncology, Inc. and Lonza Ltd, dated as of October 3, 2016.

Exhibit Number	Exhibit Description
10.31*(11)	Strata Trial Collaboration Agreement, by and between Clovis Oncology, Inc. and Strata Oncology, Inc., dated as of January 30, 2017.

10.32+(14)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Robert W. Azelby.

10.33+(14)	Indemnification Agreement, dated as of October 11, 2018, between Clovis Oncology, Inc. and Richard A. Fair.
10.34+(15)	Employment Agreement, dated as of July 6, 2017, by and between Clovis Oncology, Inc. and Paul Gross.

10.35+(15)	Indemnification Agreement, dated as of September 9, 2016, between Clovis Oncology, Inc. and Paul E. Gross.

10.36 (16)

Financing Agreement, dated as of May 1, 2019 among Clovis Oncology, Inc., certain of its subsidiaries named therein, as Guarantors, the Lenders from time to time party thereto, and the Administrative Agent party thereto.

10.37(16)	Pledge and Security Agreement, dated as of May 1, 2019 among each of the Grantors party thereto and the Administrative Agent party thereto.

10.38#(23)	License and Collaboration Agreement, dated September 20, 2019 by and between 3B Pharmaceuticals GmbH and Clovis Oncology, Inc.

10.39+(24)	Employment Agreement, dated as of May 4, 2021, by and between Clovis Oncology, Inc. and Thomas C. Harding.

10.40+(24)	Indemnification Agreement, dated as of May 3, 2021, between Clovis Oncology, Inc. and Thomas C. Harding.

10.41+(25)	Indemnification Agreement, dated as of July 12, 2021, between Clovis Oncology, Inc. and Ronit Simantov.

10.42+(26)	Clovis Oncology, Inc. 2021 Employee Stock Purchase Plan.

21.1(27)	List of Subsidiaries of Clovis Oncology, Inc.

23.1	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of principal executive officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of principal financial officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Clovis Oncology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii)

Exhibit Number	Exhibit Description
the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statement of Cash Flows and (v) Notes to Consolidated Financial Statements

104	The cover page from Clovis Oncology, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in iXBRL.

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.
(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(8)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(9)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(12)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(13)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(14)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(15)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(17)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.
(19)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 26, 2020.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 16, 2020.
(21)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 4, 2020.
(22)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 17, 2020.
(23)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 25, 2021.
(24)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 5, 2021.
(25)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 13, 2021.
(26)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on August 4, 2021.
(27)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 3, 2021.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Clovis Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Clovis Oncology, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations since inception, expects to continue to suffer recurring losses and negative cash flows from operations for the foreseeable future, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Research and development accrual

Description of the Matter

At December 31, 2021, the Company accrued $35.1 million of research and development costs. The completeness and valuation of certain clinical study fees incurred in the Company's accrued research and development costs are subject to risk of estimation uncertainty related to services received and efforts expended. As discussed in Note 2 of the Company’s consolidated financial statements, costs for certain development activities, such as clinical trials, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to the Company by its vendors on their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred.

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

Sixth Street Financing Agreement

Description of the Matter

As of December 31, 2021, the Company has drawn $147.3 million in principal and incurred $31.2 million in interest expense since inception in relation to the Sixth Street Financing Arrangement. As discussed in Note 10 to the consolidated financial statements, the Company entered into a financing agreement in 2019 through which they plan to borrow amounts required to reimburse actual costs and expenses incurred in clinical trials during each fiscal quarter. They are obligated to make loan payments on a quarterly basis and timing and amount of repayment is dependent on several defined events. The payments are based on a certain percentage of revenues, with a maximum repayment amount each quarter. Therefore, the amounts borrowed, and amounts repaid under the loan are variable. Each period, the Company will determine a new effective interest rate based on the revised estimate of expected remaining cash flows. The new effective interest rate will be used to recognize interest expense prospectively for the remaining periods.

Auditing the financing agreement was complex, and the estimation of future expected cash flows was subjective and was affected by expected future market or economic conditions. The assessment of these terms and future cash flows has a significant effect on the accounting for the agreement.

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

To test the financing agreement, we performed audit procedures that included, among others, testing the assumptions underlying the expected cash flows used to calculate the interest rate, including the revenue growth rates and projected clinical expenses incurred. We compared the assumptions used by management to current industry and economic trends and evaluated whether changes to the Company’s customer base or product approvals and other factors would affect the assumptions. We also evaluated management’s estimation of the probability of certain conditions or events, which drive certain accounting conclusions. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of the significant assumptions to evaluate the changes in the calculated interest expense that would result from changes in those assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2009.

Denver, Colorado

February 23, 2022

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

`	Year ended December 31,
	2021	2020	2019

	(in thousands, except per share amounts)
Revenues:
Product revenue	$148,757	$164,522	$143,006
Operating expenses:
Cost of sales - product	33,455	36,128	29,926
Cost of sales - intangible asset amortization	5,371	5,177	4,760
Research and development	186,602	257,707	283,146
Selling, general and administrative	128,400	163,894	182,769
Acquired in-process research and development	5,476	—	9,440
Other operating expenses	15,220	3,804	9,711
Total expenses	374,524	466,710	519,752
Operating loss	(225,767)	(302,188)	(376,746)
Other income (expense):
Interest expense	(34,103)	(30,508)	(19,405)
Foreign currency loss	(3,177)	(72)	(547)
Loss on convertible senior notes conversion	—	(35,075)	—
(Loss) gain on extinguishment of debt	—	(3,277)	18,480
Legal settlement loss	(2,325)	—	(26,750)
Other income	444	1,361	6,342
Other income (expense), net	(39,161)	(67,571)	(21,880)
Loss before income taxes	(264,928)	(369,759)	(398,626)
Income tax (expense) benefit	404	547	(1,798)
Net loss	(264,524)	(369,212)	(400,424)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	874	567	(272)
Net unrealized loss on available-for-sale securities, net of tax	—	(6)	41
Other comprehensive income (loss):	874	561	(231)
Comprehensive loss	$(263,650)	$(368,651)	$(400,655)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(2.29)	$(4.38)	$(7.43)
Basic and diluted weighted average common shares outstanding	115,528	84,307	53,873

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

	December 31,
	2021	2020

ASSETS
Current assets:
Cash and cash equivalents	$143,428	$240,229
Accounts receivable, net	26,868	26,511
Inventories, net	13,688	30,714
Prepaid research and development expenses	2,397	4,245
Other current assets	11,706	9,130
Total current assets	198,087	310,829
Inventories	109,848	104,123
Property and equipment, net	6,554	12,085
Right-of-use assets, net	19,109	30,438
Intangible assets, net	60,371	65,743
Goodwill	63,074	63,074
Other assets	15,790	19,262
Total assets	$472,833	$605,554
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$27,308	$26,692
Accrued research and development expenses	35,121	43,500
Lease liabilities	3,414	5,330
Convertible senior notes	—	64,198
Borrowings under financing agreement	8,500	—
Other accrued expenses	50,871	45,208
Total current liabilities	125,214	184,928
Long-term lease liabilities - less current portion	19,731	31,640
Convertible senior notes - less current portion	436,772	434,846
Borrowings under financing agreement - less current portion	169,956	110,917
Other long-term liabilities	—	1,971
Total liabilities	751,673	764,302
Commitments and contingencies (Note 12)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, $0.001 par value per share, 200,000,000 shares authorized at December 31, 2021 and December 31, 2020, respectively; 129,109,543 and 103,699,109 shares issued and outstanding at December 31, 2021 and December 31, 2020, respectively	129	104
Additional paid-in capital	2,641,712	2,498,179
Accumulated other comprehensive loss	(43,430)	(44,304)
Accumulated deficit	(2,877,251)	(2,612,727)
Total stockholders' deficit	(278,840)	(158,748)
Total liabilities and stockholders' deficit	$472,833	$605,554

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Equity (Deficit)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
Balance at January 1, 2019	52,797,516	$53	$2,034,141	$(44,634)	$(1,843,091)	$146,469
Issuance of common stock under employee stock purchase plan	175,634	—	1,905	—	—	1,905
Exercise of stock options	188,829	—	1,361	—	—	1,361
Issuance of common stock from vesting of restricted stock units	312,304	—	—	—	—	—
Share-based compensation expense	—	—	54,304	—	—	54,304
Legal settlement	1,482,058	2	22,745	—	—	22,747
Net unrealized gain on available-for-sale securities	—	—	—	41	—	41
Foreign currency translation adjustments	—	—	—	(272)	—	(272)
Other financing costs	—	—	(388)	—	—	(388)
Net loss	—	—	—	—	(400,424)	(400,424)
Balance at December 31, 2019	54,956,341	55	2,114,068	(44,865)	(2,243,515)	(174,257)
Issuance of common stock, net of issuance costs	11,090,000	11	83,416	—	—	83,427
Issuance of common stock under employee stock purchase plan	283,588	1	1,419	—	—	1,420
Exercise of stock options	34,599	—	(57)	—	—	(57)
Issuance of common stock from vesting of restricted stock units	1,012,699	1	(1)	—	—	—
Share-based compensation expense	—	—	50,794	—	—	50,794
Net unrealized gain on available-for-sale securities	—	—	—	(6)	—	(6)
Foreign currency translation adjustments	—	—	—	567	—	567
Convertible senior notes conversion	36,321,882	36	248,599	—	—	248,635
Other financing costs	—	—	(59)	—	—	(59)
Net loss	—	—	—	—	(369,212)	(369,212)
Balance at December 31, 2020	103,699,109	104	2,498,179	(44,304)	(2,612,727)	(158,748)
Issuance of common stock, net of issuance costs	23,603,499	24	116,900	—	—	116,924
Issuance of common stock under employee stock purchase plan	375,153	—	1,146	—	—	1,146
Exercise of stock options	7,087	—	35	—	—	35
Issuance of common stock from vesting of restricted stock units	1,424,695	1	(1)	—	—	—
Share-based compensation expense	—	—	25,453	—	—	25,453
Foreign currency translation adjustments	—	—	—	874	—	874
Net loss	—	—	—	—	(264,524)	(264,524)
Balance at December 31, 2021	129,109,543	$129	$2,641,712	$(43,430)	$(2,877,251)	$(278,840)

See accompanying Notes to Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Cash Flows

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Operating activities
Net loss	$(264,524)	$(369,212)	$(400,424)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	25,453	50,794	54,304
Depreciation and amortization	8,496	8,198	7,768
Amortization of premiums and discounts on available-for-sale securities	—	(174)	(1,521)
Amortization of debt issuance costs	2,430	2,672	2,858
Write-off of debt issuance costs related to convertible senior notes transactions	—	4,345	—
Loss on convertible senior notes conversion	—	35,075	—
Loss on extinguishment of debt	—	3,277	(18,480)
Legal settlement loss	—	—	22,747
Other	1,817	340	804
Changes in operating assets and liabilities:
Accounts receivable	(746)	(5,407)	(7,518)
Inventory	12,574	5,321	(26,160)
Prepaid and accrued research and development expenses	(5,088)	(8,313)	23,233
Other operating assets and liabilities	(2,941)	10,831	(6,837)
Accounts payable	736	(5,852)	12,289
Other accrued expenses	25,736	15,377	13,322
Net cash used in operating activities	(196,057)	(252,728)	(323,615)
Investing activities
Purchases of property and equipment	(312)	(354)	(3,290)
Proceeds from sale of property and equipment	—	—	275
Purchases of available-for-sale securities	—	(9,962)	(459,835)
Sales of available-for-sale securities	—	144,644	621,998
Acquired in-process research and development - milestone payment	—	(8,000)	(15,750)
Net cash (used in) provided by investing activities	(312)	126,328	143,398
Financing activities
Proceeds from sale of common stock, net of issuance costs	116,924	246,668	—
Proceeds from issuance of convertible senior notes, net of issuance costs	—	56,619	254,879
Payment of convertible senior notes	(64,418)	(164,443)	—
Extinguishment of convertible senior notes	—	—	(169,853)
Proceeds from borrowings under financing agreement	47,462	65,119	32,871
Proceeds from the exercise of stock options and employee stock purchases	1,182	1,362	3,266
Payments on finance leases	(780)	(1,470)	(1,115)
Payments on other long-term liabilities	(213)	(211)	(160)
Net cash provided by financing activities	100,157	203,644	119,888
Effect of exchange rate changes on cash and cash equivalents	(589)	1,152	286
(Decrease) increase in cash and cash equivalents	(96,801)	78,396	(60,043)
Cash and cash equivalents at beginning of period	240,229	161,833	221,876
Cash and cash equivalents at end of period	$143,428	$240,229	$161,833
Supplemental disclosure of cash flow information:
Cash paid for interest	$11,071	$12,075	$10,515
Non-cash investing and financing activities:
Vesting of restricted stock units	$10,019	$7,493	$5,442

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

Rubraca® is an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”) marketed in the United States for two indications specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and also an indication specific to metastatic castration-resistant prostate cancer (“mCRPC”). The initial indication received approval from the United States Food and Drug Administration (“FDA”) in December 2016 and covers the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. Rubraca received a second approval from FDA in April 2018 for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication.

In May 2020, the FDA also approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC as well as the basis for us to seek a potential second-line label expansion. We anticipate the initial data readout from TRITON3 in the second quarter of 2022.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. With this approval, Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca is marketed in each of Germany, United Kingdom, Italy, France, Spain, the Netherlands and Switzerland.

Beyond our labeled indications, we have a clinical development program underway to further evaluate Rubraca in a variety of solid tumor types, either as monotherapy or in combination with other agents, including the ATHENA Phase 3 study as part of our ongoing clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca. We anticipate initial data from two independent readouts for ATHENA during 2022: Rubraca monotherapy versus placebo (ATHENA-MONO ) in the second quarter of 2022, with results of the separate analysis of Rubraca in combination with Opdivo (ATHENA-COMBO) anticipated in the fourth quarter of 2022.

The three anticipated data readouts, ATHENA-MONO, ATHENA-COMBO and TRITON3 discussed above, provide the potential to obtain approvals that reach larger patient populations in earlier lines of therapy for ovarian and prostate cancers. Following availability of top-line results from ATHENA-MONO, we plan to file a supplemental New Drug

Application (“sNDA”) with the FDA and request a variation to the European MAA, and we plan to do the same for the subsequent TRITON3 and ATHENA-COMBO anticipated data readouts, assuming, in each case, that the Phase 3 clinical data is supportive.

The timing for each Phase 3 data readout is contingent upon the occurrence of the protocol-specified progression free survival (“PFS”) events, and timing estimates are based on event-based projections.

We hold worldwide rights to Rubraca.

FAP-2286 is our initial product candidate to emerge from our targeted radionuclide therapy collaboration with 3B Pharmaceuticals GmbH (“3BP”). FAP-2286 is a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein (“FAP”). PTRT uses cancer cell-targeting peptides to deliver radiation-emitting radionuclides specifically to tumors. Following the clearance by FDA of two INDs submitted in December 2020 to support the use of FAP-2286 as an imaging and treatment agent, we initiated the phase 1 portion of the LuMIERE clinical study in June 2021. LuMIERE is a phase 1/2 study of FAP-2286 labeled with lutetium-177 (177Lu-FAP-2286) evaluating the compound in patients with advanced solid tumors to determine the dose, schedule, and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. FAP-2286 labeled with gallium-68 (68Ga-FAP-2286) is being utilized to identify tumors that contain FAP for treatment in this study.

During 2022, we also anticipate the first presentation of phase 1 data from LuMIERE at nuclear medicine-focused meetings, additional presentations of non-clinical data for FAP-2286 and the launch of our combination study program to explore FAP-2286 in combination with other oncology compounds, and in 2023, a potential IND filing of FAP-2286 linked to a FAP-targeted alpha-emitter PTRT.

We hold U.S. and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey and Israel), where 3BP retains rights.

We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would have global rights for any resulting product candidates.

Lucitanib, our product candidate currently in clinical development, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in certain populations of patients with endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The phase 1b/2 LIO-1 study is evaluating the combination of lucitanib and Opdivo in gynecologic cancers. Interim data from the non-clear cell ovarian cancer expansion cohort were presented at ASCO 2021 and the initial efficacy data do not support further development in non-clear cell ovarian cancer. The remaining three cohorts, which include non-clear cell endometrial, cervical and clear-cell ovarian and endometrial cancers, showed sufficient responses in stage one of each of the cohorts to advance to stage 2. The data from the cervical cohort have been accepted as a plenary presentation at the Society of Gynecologic Oncology (SGO) 2022 Annual Meeting on Women’s Cancer in March 2022 and represent encouraging data in this subset of gynecological cancers. However, given the competing priorities, including development of FAP-2286, we have determined that we will not pursue further development of lucitanib in gynecological cancers at this time.

We hold the global (excluding China) development and commercialization rights for lucitanib.

Going Concern and Management Plans

We have incurred significant net losses since inception and have relied on our ability to fund our operations through debt and equity financings. We expect operating losses and negative cash flows to continue for the foreseeable future even with Rubraca now generating revenues. Rubraca revenues have not been consistent in prior quarters, mainly as a result of the impact of COVID-19 and competition from other products on the market, including the impact on second-

line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer, which has made forecasting revenues difficult. In addition to other factors, future Rubraca revenues will depend, in part, on the timing and extent of any recovery from the impacts of COVID-19, with any such recovery expected to take several quarters to have a meaningful impact on our financial results. We do not expect to generate a sufficient amount of Rubraca revenues to finance our cash requirements in the foreseeable future, and which we may never be able to do in sufficient amounts. We require significant cash resources to execute our business plans and we will need to raise additional cash to continue to fund our operating plan. We cannot be certain that additional funding will be available on acceptable terms, or at all especially given that we will need our stockholders to approve an amendment to our certificate of incorporation to increase the number of shares of common stock that we are authorized to issue. The aforementioned factors, which are largely outside of our control, raise substantial doubt about our ability to continue as a going concern within one year from the date of filing of this annual report.

In the near term, we believe there is some flexibility within our operating plan, particularly with managing certain discretionary expenses, to adjust to variations in our expected Rubraca revenues and the availability and timing of potential sources of financings to meet our working capital requirements. However, based on our current cash, cash equivalents and liquidity available under our ATHENA clinical financing agreement, together with current estimates for revenues generated by sales of Rubraca, we will need to raise additional capital in the near term in order to fund our operating plan for the next 12 months. Our ability to obtain additional financing (including through collaborating and licensing arrangements) will depend on a number of factors, including, among others, our ability to generate positive data from our clinical studies, importantly our ATHENA-MONO clinical trial for which we anticipate initial date in the second quarter of 2022, the condition of the capital markets and the other risks described in under Risk Factors in this Annual Report on Form 10-K. We expect to finance our operating plan through a combination of public or private equity or debt offerings, collaborations, strategic alliances and other similar licensing arrangements in both the short term and the long term.

We currently have capacity to issue approximately $15.3 million of additional shares of common stock under our previously established ATM Program, assuming the remaining authorized but unissued shares of our common stock are sold at an offering price of $1.69 per share, the closing price of our common stock on the Nasdaq Global Select Market on February 22, 2022. There can be no assurance that we will be able to sell any shares of our common stock under the ATM Program or regarding the price at which we will be able to sell any such shares, and any sales of shares of our common stock under the ATM Program may be at prices that result in additional dilution to existing stockholders of the Company.

It is highly unlikely that we will be able to raise sufficient additional capital through public or private equity offerings (or offerings of securities convertible into our equity securities) until our stockholders approve an amendment to our certificate of incorporation, at our 2022 Annual Meeting of Stockholders, to increase the number of shares of common stock that the Company is authorized to issue. We cannot be certain that our stockholders will approve such a proposal. In the event our stockholders do not approve such a proposal, our ability to raise capital to fund our operations beyond the next 12 months will be significantly limited.

In light of the uncertainty about our ability to raise sufficient capital through potential equity offerings, we will also consider other sources of funding, potentially through incurring further indebtedness or entering into strategic partnerships or licensing arrangements for one or more of our products or product candidates in which we may have to give up certain of our future commercialization rights for interim funding. We are exploring various partnership and licensing arrangements for our products and product candidates outside the U.S., but those will largely depend on our ability to generate positive data from our clinical studies. We cannot be certain that such other sources of funding will be available to us or on acceptable terms or in sufficient amounts to meet our requirements.

In the event that we are unable to raise sufficient additional capital, which is dependent on factors outside of our control, we will need to cut expenses further, including potentially delaying, scaling back or eliminating certain of our pipeline development programs, and undertake a more significant restructuring of our operations, in order to continue as a going concern and fund our committed obligations and working capital requirements. If an event of default were to occur under our ATHENA Clinical Financing Agreement, or if an event of default were to be determined to be probable, we would classify all our obligations that become due and payable thereunder as current liabilities. There can be no assurances that we will be able to achieve such a restructuring or that such a restructuring will be successful over the long term to allow us to fund our requirements and our plan to invest sufficient amounts to fund the development of FAP-2286 to its potential.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The consolidated financial statements include our accounts and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date these financial statements are issued.

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

Fair Value of Financial Instruments

Cash and cash equivalents are carried at fair value. Financial instruments, including other current assets and accounts payable, are carried at cost, which approximates fair value given their short-term nature (see Note 5, Fair Value Measurements).

Cash and Cash Equivalents

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

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), considering factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. Rubraca finished goods have a shelf-life of four years from the date of manufacture. We expect to sell the finished goods prior to expiration. The API currently has a shelf-life of five years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately seven years based on our long-range sales projections of Rubraca.

We write down finished goods inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and/or inventory in excess of expected sales requirements. Expired inventory would be disposed of and the related costs would be written off as cost of product revenue. Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories. Long-term inventories primarily consist of API.

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

Goodwill

Goodwill was recorded as a result of the EOS acquisition in November 2013. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination accounted for under the acquisition method of accounting and is not amortized, but is subject to impairment testing at least annually in the fourth quarter or when a triggering event is identified that could indicate a potential impairment. We are organized as two reporting units based on our operating segments, U.S. and ex-U.S. We determined that our goodwill was allocated to the U.S. reporting unit and performed impairment testing by assessing qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. Based on our qualitative assessment and that the U.S. reporting unit had a negative carrying value, we determined that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Therefore, the quantitative goodwill impairment test is not necessary. There is no goodwill impairment as of December 31, 2021.

Other Current Assets

Other current assets are comprised of the following (in thousands):

	December 31,	December 31,
	2021	2020
Prepaid insurance	$794	$782
Prepaid IT	769	753
Prepaid variable considerations	1,336	1,191
Prepaid expenses - other	1,936	2,193
Value-added tax ("VAT") receivable	4,307	2,202
Receivable - other	2,499	1,884
Other	65	125
Total	$11,706	$9,130

Other Accrued Expenses

Other accrued expenses are comprised of the following (in thousands):

	December 31,	December 31,
	2021	2020
Accrued personnel costs	$15,714	$18,334
Accrued interest payable for convertible senior notes	3,283	2,991
Income tax payable	1,579	907
Accrued corporate legal fees and professional services	141	459
Accrued royalties	5,463	6,617
Accrued variable considerations	17,211	11,701
Accrued legal settlement loss	2,325	—
Accrued expenses - other	5,155	4,199
Total	$50,871	$45,208

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

Advertising Expense

In connection with the FDA approval and commercial launch of Rubraca in 2016, we began to incur advertising costs. Advertising costs are expensed when services are performed, or goods are delivered. We incurred $18.1 million, $17.0 million and $21.2 million in expense for the years ended December 31, 2021, 2020 and 2019, respectively.

Legal Settlement Loss

Following our regulatory announcement in November 2015 of adverse developments in our ongoing clinical trials for rociletinib, we and certain of our current and former executives were named in various securities lawsuits. As a result of these lawsuits, during the year ended December 31, 2021, we recorded a charge of $2.3 million to settle the Consolidated Derivative Complaint discussed in Note 12, Commitments and Contingencies. During 2019, we recorded a charge of $26.8 million to settle the Antipodean Complaint.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk are primarily cash and cash equivalents. We maintain our cash and cash equivalent balances in the form of money market accounts with financial institutions that we believe are creditworthy. We have no financial instruments with off-balance sheet risk of accounting loss.

Foreign Currency

The assets and liabilities of our foreign operations are translated into U.S. dollars at current exchange rates and the results of operations are translated at the average exchange rates for the reported periods. The resulting translation adjustments are included in accumulated other comprehensive loss on the Consolidated Balance Sheets. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Transaction gains and losses are recorded to foreign currency gains (losses) on the Consolidated Statements of Operations and Comprehensive Loss. As of December 31, 2021, and 2020, approximately 4% and 3%, respectively, of our total liabilities were denominated in currencies other than the functional currency.

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

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance that simplifies an issuer’s accounting for debt and equity instruments. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. We adopted this guidance on January 1, 2022 and there was no material impact on our consolidated financial statements and related disclosures.

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

Discounts and Fees. Our payment terms range from 30 to 60 days. Specialty distributors and specialty pharmacies are offered various forms of consideration, including service fees and prompt pay discounts for payment within a specified period. We expect these customers will earn prompt pay discounts and therefore, we deduct the full amount of these discounts and service fees from product sales when revenue is recognized.

Co-pay assistance. Patients who have commercial insurance and meet certain eligibility requirements may receive co-pay assistance. The intent of this program is to reduce the patient’s out of pocket costs. Liabilities for co-pay assistance are based on actual program participation provided by third-party administrators at month end.

Returns. Consistent with industry practice, we generally offer customers a right of return limited only to product that is considered short dated or product that is six months beyond the expiration date. To date, we have had minimal product returns and we currently do not have an accrual for product returns. We will continue to assess our estimate for product returns based on additional historical experience.

Product revenue from each of our customers who individually accounted for 10% or more of total revenues, which were all customers in the U.S. segment, consisted of the following:

	December 31,	December 31,
	2021	2020
Customer A	15%	21%
Customer B	9%	14%
Customer C	15%	18%
Customer D	11%	11%
Customer E	5%	10%
Customer F	16%	6%

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2021	2020
Laboratory, manufacturing and office equipment	$1,145	$1,267
Leasehold improvements	12,111	17,256
Furniture and fixtures	2,735	2,782
Computer hardware and software	2,013	1,835
Total property and equipment	18,004	23,140
Less: accumulated depreciation	(11,450)	(11,055)
Total property and equipment, net	$6,554	$12,085

Depreciation expense related to property and equipment was approximately $3.1 million, $3.0 million and $3.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities.

The following table identifies our assets that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
December 31, 2021
Assets:
Money market investments	$72,934	$72,934	$—	$—
Total assets at fair value	$72,934	$72,934	$—	$—
December 31, 2020
Assets:
Money market investments	$147,921	$147,921	$—	$—
Total assets at fair value	$147,921	$147,921	$—	$—

There were no liabilities that were measured at fair value on a recurring basis as of December 31, 2021 or 2020.

Financial instruments not recorded at fair value include our convertible senior notes. At December 31, 2021, the carrying amount of the 2024 Notes (2019 Issuance) was $84.4 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $65.1 million. At December 31, 2021, the carrying amount of the 2024 Notes (2020 Issuance) was $56.8 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $47.5 million. At December 31, 2021, the carrying amount of the 2025 Notes was $295.5 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $205.4 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

6. Inventories

The following table presents inventories as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31,	December 31,
	2021	2020
Work-in-process	$85,084	$102,507
Finished goods, net	38,452	32,330
Total inventories	$123,536	$134,837

At December 31, 2021, we had $13.7 million of current inventory and $109.8 million of long-term inventory.

7. Intangible Assets

At December 31, 2021 and 2020, intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	December 31,	December 31,
	2021	2020
Intangible asset - milestones	$79,850	$79,850
Accumulated amortization	(19,479)	(14,107)
Total intangible asset, net	$60,371	$65,743

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the U.S.

We recorded amortization expense of $5.4 million and $5.2 million related to capitalized milestone payments during the year ended December 31, 2021 and December 31, 2020, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense for intangible assets as of December 31, 2021 is as follows (in thousands):

2022	$5,371
2023	5,371
2024	5,371
2025	5,371
2026	5,371
Thereafter	33,516
$60,371

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

Prior to June 30, 2021, we had a finance lease and operating lease for certain equipment at the production train at Lonza, our non-exclusive manufacturer of the Rubraca API. Pursuant to the terms of Amendment 2 discussed in Note 12, Commitments and Contingencies, we derecognized the lease components recognized under the original agreement with Lonza. This includes the operating lease liabilities and right-of-use (“ROU”) assets, finance lease liabilities and ROU assets and leasehold improvement assets and liability. The derecognition of the lease components, payment of $1.1 million to Lonza and derecognition of fixed assets related to our Lonza production train resulted in a loss of $0.3 million, which is included in other operating expenses on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021. We also evaluated the prepaid manufacturing costs for impairment and determined that there was no impairment for the year ended December 31, 2021.

The components of lease expense and related cash flows were as follows (in thousands):

	Year ended December 31,	Year ended December 31,
	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$947	$1,895
Interest on lease liabilities	363	816
Operating lease cost	5,223	4,649
Short-term lease cost	320	401
Variable lease cost	2,193	2,071
Total lease cost	$9,046	$9,832

Operating cash flows from finance leases	$363	$816
Operating cash flows from operating leases	$5,223	$4,649
Financing cash flows from finance leases	$780	$1,470

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years)
Operating leases	5.9	6.6
Finance leases	N/A	5.0
Weighted-average discount rate
Operating leases	8%	8%
Finance leases	N/A	8%

Future minimum commitments due under these lease agreements as of December 31, 2021 are as follows (in thousands):

Operating Leases
2022	5,224
2023	4,673
2024	4,669
2025	4,825
2026	4,955
Thereafter	4,952
Present value adjustment	(6,153)
Present value of lease payments	$23,145

9. Debt

The following is a summary of our convertible senior notes at December 31, 2021 and 2020 (principal amount in thousands):

	Principal Amount	Principal Amount			Conversion rate per $1,000
	December 31, 2021	December 31, 2020	Interest Rate	Maturity Date	principal amount (shares)
2021 Notes	$—	$64,418	2.50%	September 15, 2021	16.1616
2024 Notes (2019 Issuance)	85,782	85,782	4.50%	August 1, 2024	137.2213
2024 Notes (2020 Issuance)	57,500	57,500	4.50%	August 1, 2024	160.3334
2025 Notes	300,000	300,000	1.25%	May 1, 2025	13.1278
Total	443,282	507,700
Unamortized debt issuance costs	(6,510)	(8,656)
Convertible senior notes	$436,772	$499,044

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

On September 15, 2021, we paid off in full the $64.4 million in principal outstanding of our 2021 Notes.

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

The 2024 Notes (2019 Issuance) rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes (2019 Issuance); equal in right of payment to all of our liabilities that are not so subordinated, including the 2025 Notes; effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness, including our borrowing under the Sixth Street financing agreement; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

The additional 2024 Notes (2019 Issuance) issued in the Exchange Transaction were issued as additional notes under that certain Indenture, dated as of August 13, 2019 (the “Indenture”), by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, and have substantially identical terms to our currently outstanding 2024 Notes (2019 Issuance), except that the additional 2024 Notes (2019 Issuance) will accrue interest from February 1, 2020 and the initial interest payment date on the additional 2024 Notes (2019 Issuance) was August 1, 2020. The Holder paid to the Company accrued interest on the additional 2024 Notes (2019 Issue) from February 1, 2020 to and including April 20, 2020. The additional 2024 Notes (2019 Issuance) are treated as a single series of securities with the currently outstanding 2024 Notes (2019 Issuance).

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

The 2024 Notes (2020 Issuance) rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2024 Notes (2020 Issuance); equal in right of payment to all of our liabilities that are not so subordinated, including the 2024 Notes (2019 Issuance) and 2025 Notes; effectively junior in right of payment to any secured indebtedness to the extent of the value of the assets securing such indebtedness, including our borrowing under the Sixth Street financing agreement, as described subsequently herein; and structurally junior to all indebtedness and other liabilities (including trade payables) of our subsidiaries.

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

As of December 31, 2021, and 2020, the balance of unamortized debt issuance costs related to the convertible senior notes was $6.5 million and $8.7 million, respectively.

Maturities of our convertible notes consisted of the following as of December 31, 2021 (in thousands):

2022	$—
2023	—
2024	143,282
2025	300,000
2026	—
Thereafter	—
443,282
Less debt issuance costs	(6,510)
Current portion	—
Long-term portion	$436,772

Sixth Street Financing Agreement

On May 1, 2019, we entered into a financing agreement (the “Financing Agreement”) with certain affiliates of Sixth Street Partners, LLC (“Sixth Street”) in which we plan to borrow from Sixth Street amounts required to reimburse our actual costs and expenses incurred during each fiscal quarter (limited to agreed budgeted amounts), as such expenses are incurred, related to the ATHENA clinical trial, in an aggregate amount of up to $175 million (the amount actually borrowed, the “Borrowed Amount”). ATHENA is our largest clinical trial, with a target enrollment of 1,000 patients across more than 270 sites in at least 25 countries. The Clovis-sponsored phase 3 ATHENA study in advanced ovarian cancer is in the first-line maintenance treatment setting evaluating Rubraca plus nivolumab (PD-1 inhibitor), Rubraca, nivolumab and a placebo in newly-diagnosed patients who have completed platinum-based chemotherapy. This study initiated in the second quarter of 2018, completed enrollment during the second quarter of 2020, and top-line data readouts from the ATHENA study are anticipated in 2022, contingent upon the occurrence of the protocol-specified PFS events.

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

For the year ended December 31, 2021, we recorded $170.0 million as a long-term liability on the Consolidated Balance Sheets and future quarterly draws will be recorded as a long-term liability on the Consolidated Balance Sheets. In connection with the transaction, we incurred $1.8 million of debt issuance costs. The debt issuance costs are presented as a deduction from the Sixth Street financing liability on the Consolidated Balance Sheets and are amortized as interest expense over the expected life of the Financing Agreement using the straight-line method. As of December 31, 2021, and 2020 the balance of unamortized debt issuance costs was $1.3 million and $1.5 million, respectively.

For the year ended December 31, 2021, we used an effective interest rate of 13.7%. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

Amounts reflected on the balance sheet and in the table below in respect of the Financing Agreement represent the maximum amounts payable by us to the lenders during the periods indicated. Payments due under our Financing Agreement are based, for the most part, on net sales of Rubraca by us and our licensees. Rubraca sales have not been consistent historically and sales in future periods are difficult to predict. Therefore, expected maturities of our Financing Agreement as of December 31, 2021 (in thousands) are shown below based on the quarterly capped amount described above and certain other mandatory payments set forth in the Financing Agreement. Actual payments may fluctuate and may be less than the amounts reflected in the table below. See above for a full description of the Financing Agreement and our payment obligations thereunder.

2022	$8,500
2023	34,000
2024	34,000
2025	70,718
2026	34,000
Thereafter	113,218
294,436
Less debt issuance costs	(1,278)
Less unrecognized interest	(114,702)
Current portion	(8,500)
Long-term portion	$169,956

The following table sets forth total interest expense recognized during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021	2020	2019
Interest on convertible notes	$11,363	$11,934	$13,680
Amortization of debt issuance costs	2,430	2,672	2,858
Debt issuance cost derecognized related to convertible debt transactions	—	4,345	—
Interest on finance lease	363	816	759
Interest on borrowings under financing agreement	19,894	10,624	1,997
Other interest	53	117	111
Total interest expense	$34,103	$30,508	$19,405

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

On August 16, 2021, we entered into a distribution agreement (the “August Distribution Agreement”) with the Agents, pursuant to which we may offer and sell, from time to time, through the Agents, shares of our common stock, having an aggregate offering price of up to $125.0 million in transactions that are deemed to be “at the market” offerings as defined in Rule 415(a)(4) under the Securities Act of 1933, as amended, including sales made by means of ordinary brokers’ transactions, including directly on the Nasdaq Global Select Market or into any other existing trading market for the shares, or sales made to or through a market maker, in block transactions or by any other method permitted by law, including privately negotiated transactions. Sales may be made at market prices prevailing at the time of a sale or at prices related to prevailing market prices or at negotiated prices. During the period between August 17, 2021 and September 15, 2021, we sold an aggregate of 9,379,976 shares of our common stock under the August Distribution Agreement resulting in gross proceeds of $43.0 million and net proceeds to us of $41.5 million, after deducting commissions and offering expenses. During the period between November 5, 2021 and November 16, 2021, we sold an aggregate of 731,292 shares of our common stock resulting in gross proceeds of $3.1 million and net proceeds to us of $3.0 million, after deducting commissions and offering expenses.

Subsequent to year end, during the period between January 18, 2022 and February 15, 2022, we sold an aggregate of 12,967,044 shares of our common stock resulting in gross proceeds of $28.1 million and net proceeds to us of $27.2 million, after deducting commissions and offering expenses.

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized as follows (in thousands):

	Foreign Currency	Unrealized	Total Accumulated
	Translation Adjustments	(Losses) Gains	Other Comprehensive Loss
Balance at December 31, 2019	$(44,732)	$(133)	$(44,865)
Other comprehensive income (loss)	567	(6)	561
Total before tax	(44,165)	(139)	(44,304)
Tax effect	—	—	—
Balance at December 31, 2020	(44,165)	(139)	(44,304)
Other comprehensive income (loss)	874	—	874
Total before tax	(43,291)	(139)	(43,430)
Tax effect	—	—	—
Balance at December 31, 2021	$(43,291)	$(139)	$(43,430)

There were no reclassifications out of accumulated other comprehensive loss in the years ended December 31, 2021, 2020 and 2019.

11. Share-Based Compensation

Stock Options

In April 2020, our board of directors approved the 2020 Stock Incentive Plan (the “2020 Plan”), which became effective upon approval. The 2020 Plan provides for the grant of nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards and other share-based awards to our employees and directors (collectively, “awards”). Common shares authorized for issuance under the 2020 Plan were 10,970,000 at December 31, 2021, which represents the initial reserve. Stock options granted vest ratably over either a one-year period or three-year period for Board of Director grants. Employee stock options generally vest over a three- or four-year period with 33% or 25%, respectively, of the options cliff-vesting after year one and the remaining options vesting ratably over each subsequent month. All stock options expire 10 years from the date of grant.

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

Share-based compensation expense for the years ended December 31, 2021, 2020 and 2019, respectively, was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Research and development	$12,924	$25,577	$25,838
Selling, general and administrative	12,529	25,217	28,466
Total share-based compensation expense	$25,453	$50,794	$54,304

We did not recognize a tax benefit related to share-based compensation expense during the years ended December 31, 2021, 2020 and 2019 as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of December 31, 2021.

The following table summarizes the activity relating to our options to purchase common stock:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2020	6,502,169	$37.78
Granted	1,205,469	5.93
Exercised	(7,087)	4.98
Forfeited	(690,512)	27.41
Outstanding at December 31, 2021	7,010,039	$33.36	5.4	$—
Vested and expected to vest at December 31, 2021	6,868,290	$33.90	5.3	$—
Vested and exercisable at December 31, 2021	5,518,597	$39.99	4.5	$—

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $2.71 as of December 31, 2021, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the years ended December 31, 2021, 2020 and 2019 (in thousands, except weighted-average grant date fair value per share):

	Year ended December 31,
	2021	2020	2019
Weighted-average grant date fair value per share	$4.70	$5.67	$13.53
Intrinsic value of options exercised	$15	$381	$1,525
Cash received from stock option exercises	$35	$236	$1,361

As of December 31, 2021, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $8.4 million and the estimated weighted-average remaining vesting period was 1.5 years.

The fair value of each share-based award is estimated on the grant date using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2021	2020	2019
Dividend yield	—	—	—
Volatility (a)	101%	99%	93%
Risk-free interest rate (b)	1.30%	0.49%	1.67%
Expected term (years) (c)	6.2	6.0	5.9

(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the yield on the grant date of a zero-coupon U.S. Treasury bond whose maturity period approximates the option’s expected term.
(c)	Expected term: The expected term of the award was estimated using our historical data.

The total fair value of stock options vested during the years ended December 31, 2021, 2020 and 2019 was $13.4 million, $22.4 million and $32.8 million, respectively.

Restricted Stock

Beginning in 2016, we issued restricted stock units (“RSUs”) to our employees under the 2011 Plan and 2020 Plan. The RSUs vest either (i) over two years, with 50% vesting one year from the date of grant and the remaining 50% vesting two years from the date of grant or (ii) over four years, with 25% vesting one year from the date of grant and the remaining 75% vesting ratably each subsequent quarter over the following three years, as defined in the grant agreement. Vested RSUs are payable in shares of our common stock at the end of the vesting period. RSUs are measured based on the fair value of the underlying stock on the grant date. The minimum statutory tax on the value of common stock shares issued to employees upon vesting are paid by us through the sale of registered shares of our common stock.

The following table summarizes the activity related to our unvested RSUs:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2020	2,964,297	$14.36
Granted	2,689,091	6.19
Vested	(1,424,695)	16.76
Forfeited	(545,271)	8.30
Unvested at December 31, 2021	3,683,422	$8.36
Expected to vest after December 31, 2021	3,289,585	$8.51

As of December 31, 2021, the unrecognized share-based compensation expense related to RSUs, adjusted for expected forfeitures, was $25.9 million and the estimated weighted-average remaining vesting period was 1.9 years.

Common Stock Reserved for Issuance

As of December 31, 2021, we reserved shares of common stock for future issuance as follows:

		Available for
		Grant	Total Shares of
	Common Stock	or Future	Common Stock
	Outstanding	Issuance	Reserved
2011 Stock Incentive Plan	6,783,310	—	6,783,310
2020 Stock Incentive Plan	3,910,151	7,049,071	10,959,222
2011 Employee Stock Purchase Plan	—	2,783,229	2,783,229
Total	10,693,461	9,832,300	20,525,761

Employee Stock Purchase Plan

In April 2021, our board of directors adopted and our shareholders subsequently approved in June 2021 the Clovis Oncology, Inc. 2021 Employee Stock Purchase Plan (“ESPP”). Under the 2021 ESPP, 3,000,000 shares of common stock are available for purchase. We adopted the 2021 ESPP because the 2011 ESPP expired pursuant to its terms on August 24, 2021. Upon approval of the 2021 ESPP, no future offerings were offered under the 2011 ESPP, but the 2011 ESPP will remain in effect with respect to current offerings thereunder.

The 2021 ESPP provides for consecutive six-month offering periods, during which participating employees may elect to have up to 10% of their compensation withheld and applied to the purchase of common stock at the end of each offering period. The purchase price of the common stock is 85% of the lower of the fair value of a share of common stock on the first trading date of each offering period or the fair value of a share of common stock on the last trading day of the offering period. The board of directors may amend the 2021 ESPP at any time in any respect they deem necessary or advisable, subject to shareholder approval for certain events. The board of directors or compensation committee may also suspend or terminate the 2021 ESPP at any time.

Under the 2011 ESPP, we sold 158,382 and 283,588 shares to employees in 2021 and 2020, respectively. Under the 2021 ESPP, we sold 216,771 shares to employees in 2021. There were 2,783,229 shares available for sale under the 2021 ESPP as of December 31, 2021. The weighted-average estimated grant date fair value of purchase awards under the 2011 ESPP and 2021 ESPP during the years ended December 31, 2021 and 2020 was $2.18 and $4.63 per share, respectively. The total share-based compensation expense recorded as a result of the 2011 ESPP and 2021 ESPP was approximately $0.7 million, $1.1 million and $1.0 million during the years ended December 31, 2021, 2020 and 2019, respectively. On February 9, 2022, the Compensation Committee of our Board of Directors amended the ESPP to reduce the total number of shares issuable thereunder from 3,000,000 to 1,000,000 shares.

The fair value of purchase awards issued to our employees during the years ended December 31, 2021, 2020 and 2019 was estimated using the Black-Scholes option pricing model based upon the weighted-average assumptions provided in the following table:

	Year ended December 31,
	2021	2020	2019
Dividend yield	—	—	—
Volatility (a)	91%	138%	79%
Risk-free interest rate (b)	0.10%	0.90%	2.20%
Expected term (years) (c)	0.5	0.5	0.5
(a)	Volatility: The expected volatility was estimated using our historical data.
(b)	Risk-free interest rate: The rate is based on the U.S. Treasury yield in effect at the time of grant with terms similar to the contractual term of the purchase right.
(c)	Expected term: The expected life of the award represents the six-month offering period for the Purchase Plan.

12. Commitments and Contingencies

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier has constructed, in its existing facility, a production train that will manufacture the Rubraca active ingredient. We made scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the production train. Beginning in the fourth quarter of 2018, once the facility was operational, we were obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of December 31, 2021, $43.4 million of purchase commitments remain under the Agreement.

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

On June 16, 2021, we entered into amendment no. 2 to the Agreement with Lonza (“Amendment 2”). Pursuant to the terms of Amendment 2, we paid Lonza $1.1 million to repurpose the production train so that Lonza will be able to use the facility to manufacture other products for third parties in addition to API for Clovis. Lonza is guaranteeing a minimum percentage usage of this production train for third parties and Lonza would reduce our fixed facility fee starting in 2023 based on this minimum percentage usage. If Lonza is able to utilize greater than the minimum guaranteed percentage, it will increase the reduction to our fixed facility fee. We evaluated Amendment 2 and determined that we no longer have a lease with Lonza at June 30, 2021 because Amendment 2 modified the terms of the Agreement in that Lonza will use a portion of the production train for third parties. The Agreement no longer conveys the right to direct the use of the identified asset and Clovis no longer has the right to obtain substantially all the economic benefit from the asset. As a result, the arrangement is no longer in scope of ASC 842, “Leases”, resulting in the derecognition of the lease components recognized under the original agreement. This includes the operating lease liabilities and ROU assets, finance lease liabilities and ROU assets and leasehold improvement assets and liability. The derecognition of the lease components, payment of $1.1 million to Lonza and derecognition of fixed assets related to our Lonza production train resulted in a loss of $0.3 million, which is included in other operating expenses on the Consolidated Statements of Operations and Comprehensive Loss for the year ended December 31, 2021. We also evaluated the prepaid manufacturing costs for impairment and determined that there was no impairment for the year ended December 31, 2021.

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

Rociletinib-Related Litigation

In March 2017, two putative shareholders of the Company, Macalinao and McKenry (“Plaintiffs”), filed shareholder derivative complaints against certain directors and officers of the Company in the Court of Chancery of the State of Delaware. On May 4, 2017, the Macalinao and McKenry actions were consolidated for all purposes in a single proceeding under the caption In re Clovis Oncology, Inc. Derivative Litigation, Case No. 2017-0222 (the “Consolidated Derivative Action”).

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

On January 7, 2022, the Plaintiffs, the Company and the SLC participated in a mediation, which resulted in the parties reaching an agreement in principle to settle the pending litigation. Subject to the execution of a definitive settlement agreement and, among other conditions, court approval, the Company agreed to adopt certain corporate governance reforms, including, among other things, the election of one new independent director to the Clovis Board of Directors by the 2023 Annual Meeting of Stockholders and the creation of a management-level Disclosure Committee.  Neither the Company nor any of the defendants would make a financial contribution towards the principal terms of the settlement.  Moreover, under the terms of the agreement in principle, the Company agreed not to oppose or object to Plaintiffs’ application for an award of attorneys’ fees and expenses not to exceed $2.325 million in the aggregate, which amount as ultimately awarded by the Court would be payable by the Company.

European Patent Opposition

Two European patents in the rucaparib camsylate salt/polymorph patent family (European Patent 2534153 and its divisional European Patent 3150610) were opposed. In particular, opposition notices against European Patent 2534153 were filed by two parties on June 20, 2017. During an oral hearing that took place on December 4, 2018, the European Patent Office’s Opposition Division maintained European Patent 2534153 in amended and narrowed form with claims to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal AG, appealed the written decision of the European Opposition Division and filed reply appeal briefs in November 2019. An oral hearing in the appeal is scheduled on December 8, 2022.

An opposition against European Patent 3150610 was filed by Generics (UK) Limited on April 30, 2020 on grounds similar to those raised in the opposition notices against European Patent 2534153, which grounds are common in such proceedings. Clovis responded to the opposition notice in European Patent 3150610 by amending the claims to be directed to the use of rucaparib maleate in a method of inhibiting PARP activity or treating cancer. That is, the amended claims do not cover Rubraca. During an oral hearing that took place on November 18, 2021, European Patent 3150610 was revoked and the written decision of the European Patent Office was dated December 15, 2021. Clovis filed a notice of appeal on January 28, 2022 and intends to file an appeal brief before April 25, 2022. During the appeal, the effect of the Opposition Division’s decision is suspended, and the patent remains in force until a Technical Board of Appeals issues its own decision.

In Europe, regulatory exclusivity is available for ten years, plus one year for a new indication; therefore, we have regulatory exclusivity for Rubraca, including all forms of rucaparib, in Europe until 2028, and if the EMA approves a subsequent indication that brings significant clinical benefit in comparison with existing therapies, until 2029.

13. License Agreements

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

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for PTRT, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The discovery collaboration agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we accrued and recognized as a research and development expense.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Year ended December 31,
	2021	2020	2019
Common shares under stock incentive plans	3,683	3,095	2,480
Convertible senior notes	24,928	25,969	41,598
Total potential dilutive shares	28,611	29,064	44,078

15. Income Taxes

We are subject to U.S. federal, state and foreign income tax. The geographical components of loss before income taxes consisted of the following (in thousands):

	Year ended December 31,
	2021	2020	2019
Domestic	$(265,578)	$(370,839)	$(399,497)
Foreign	650	1,080	871
Total loss before income taxes	$(264,928)	$(369,759)	$(398,626)

The income tax provision consists of the following current and deferred tax expense (benefit) amounts (in thousands):

	Year ended December 31,
	2021	2020	2019
Current tax:
U.S. Federal & State	$18	$50	$3
Foreign	(422)	(597)	1,795
Total current expense (benefit)	(404)	(547)	1,798
Deferred tax:
U.S. Federal & State	—	—	—
Foreign	—	—	—
Total deferred (benefit)	—	—	—
Total income tax expense (benefit)	$(404)	$(547)	$1,798

A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate is provided below:

	Year ended December 31,
	2021	2020	2019
Federal income tax benefit at statutory rate	21.0%	21.0%	21.0%
State income tax benefit, net of federal benefit	2.6	1.6	2.9
Tax credits	2.3	1.5	1.1
Change in uncertain tax positions	(0.2)	(0.1)	4.3
Convertible debt transactions	—	(2.2)	—
Prior year true ups	1.1	(0.9)	(0.1)
Share based compensation	(2.5)	(2.6)	(2.3)
Tax rate changes	2.4	(1.4)	(0.1)
Change in valuation allowance	(25.4)	(16.1)	(26.5)
Other	(1.1)	(0.6)	(0.8)
Effective income tax rate	0.2%	0.2%	(0.5)%

The significant components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$441,548	$414,932
Tax credit carryforwards	250,781	247,064
Interest expense limitation carryforward	8,026	5,371
Intangible assets	125,679	94,558
Share-based compensation expense	31,246	33,169
Product acquisition costs	5,571	4,992
Lease liabilities	5,553	6,122
Accrued liabilities and other	10,253	7,488
Total deferred tax assets	878,657	813,696
Valuation allowance	(873,898)	(806,622)
Deferred tax assets, net of valuation allowance	4,759	7,074
Deferred tax liabilities:
Right-of-use assets	(4,581)	(6,799)
Prepaid expenses and fixed assets	(178)	(275)
Total deferred tax liabilities	(4,759)	(7,074)
Net deferred tax liability	$—	$—

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

The realization of deferred tax assets is dependent upon a number of factors including future earnings, the timing and amount of which is uncertain. A valuation allowance was established for the net deferred tax asset balance due to management’s belief that the realization of these assets is not likely to occur in the foreseeable future. We recorded a net increase to the valuation allowance of $67.3 million and $56.1 million for the years ended December 31, 2021 and 2020, respectively, primarily due to the growth in net operating losses and amortizable research and development expenses incurred during the year.

In addition, we recognize tax benefits if it is more likely than not to be sustained under audit by the relevant taxing authority based on technical merits. An uncertain tax position will not be recognized if it has less than a 50% likelihood of being sustained during audit. If the threshold is met, the tax benefit is measured and recognized at the largest amount above the greater than 50% likelihood threshold at time of settlement. The balance of unrecognized tax benefits at December 31, 2021 of $8.5 million, if recognized, would not impact our effective tax rate as long as we remain subject to a full valuation allowance. The following table summarizes the gross amounts of unrecognized tax benefits (in thousands):

	Year ended December 31,
	2021	2020
Balance at beginning of year	$8,004	$7,525
Changes related to prior period tax positions	31	64
Additions related to current period tax positions	450	415
Settlements with tax authorities	—	—
Expiration of statute of limitations	—	—
Balance at end of year	$8,485	$8,004

As of December 31, 2021, we had approximately $1.8 billion, $1.7 billion and zero of U.S. federal, state and foreign net operating loss carryforwards, respectively. The U.S. federal net operating losses, generated prior to the enactment of the Act, totaling $1.1 billion, will expire from 2029 to 2037 if not utilized and the U.S. federal net operating losses generated after the enactment of the Act, totaling $0.7 billion, do not expire and are carried forward indefinitely. U.S. state net operating losses will expire from 2025 to 2041 if not utilized. We have research and development and orphan drug tax credit carryforwards of $259.3 million that will expire from 2030 through 2041 if not utilized.

We believe that a change in ownership as defined under Section 382 of the U.S. Internal Revenue Code occurred as a result of our public offering of common stock completed in April 2012. Future utilization of the federal net operating losses (“NOL”) and tax credit carryforwards accumulated from inception to the change in ownership date will be subject to annual limitations to offset future taxable income. It is possible that a change in ownership will occur in the future, which will limit the NOL amounts generated since the last estimated change of ownership. Our federal and state income taxes for the period from January 1, 2009 to December 31, 2014, other than the orphan drug tax credit, and January 1, 2016 through December 31, 2021 remain open to an audit. Our foreign subsidiaries are also subject to tax audits by tax authorities in the jurisdictions where they operate for the periods from December 31, 2017 to December 31, 2021.

We may be assessed interest and penalties related to the settlement of tax positions and such amounts will be recognized within income tax expense when assessed. To date, no interest and penalties have been recognized.

16. Employee Benefit Plans

We maintain a retirement plan, which is qualified under section 401(k) of the Internal Revenue Code for our U.S. employees. The plan allows eligible employees to defer, at the employee’s discretion, pretax compensation up to the IRS annual limits. We matched contributions up to 4% of the eligible employee’s compensation or the maximum amount permitted by law. Total expense for contributions made to U.S. employees was approximately $1.9 million, $2.1 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our international employees participate in retirement plans or postretirement life insurance plans governed by the local laws in effect for the country in which they reside. We made contributions to the retirement plans or postretirement life insurance plans of international employees of approximately $1.4 million, $1.5 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

17. Segment Information

The following table presents information about our reportable segments for the year months ended December 31, 2021, 2020 and 2019 (in thousands):

	Year ended December 31,
	2021			2020			2019
	U.S.	Ex-U.S.	Total	U.S.	Ex-U.S.	Total	U.S.	Ex-U.S.	Total
Product revenue	$115,673	$33,084	$148,757	$146,259	$18,263	$164,522	$137,187	$5,819	$143,006
Operating expenses:
Cost of sales - product	22,526	10,929	33,455	29,526	6,602	36,128	28,179	1,747	29,926
Cost of sales - intangible asset amortization	2,480	2,891	5,371	2,287	2,890	5,177	1,956	2,804	4,760
Research and development	178,643	7,959	186,602	249,444	8,263	257,707	275,518	7,628	283,146
Selling, general and administrative	104,145	24,255	128,400	139,455	24,439	163,894	161,132	21,637	182,769
Acquired in-process research and development	5,476	—	5,476	—	—	—	9,440	—	9,440
Other operating expenses	15,220	—	15,220	3,804	—	3,804	9,711	—	9,711
Total expenses	328,490	46,034	374,524	424,516	42,194	466,710	485,936	33,816	519,752
Operating loss	$(212,817)	$(12,950)	(225,767)	$(278,257)	$(23,931)	(302,188)	$(348,749)	$(27,997)	(376,746)
Other income (expense):
Interest expense			(34,103)			(30,508)			(19,405)
Foreign currency loss			(3,177)			(72)			(547)
Loss on convertible senior notes conversion			—			(35,075)			—
(Loss) gain on extinguishment of debt			—			(3,277)			18,480
Legal settlement loss			(2,325)			—			(26,750)
Other income			444			1,361			6,342
Other income (expense), net			(39,161)			(67,571)			(21,880)
Loss before income taxes			(264,928)			(369,759)			(398,626)
Income tax (expense) benefit			404			547			(1,798)
Net loss			$(264,524)			$(369,212)			$(400,424)

18. Quarterly Information (Unaudited)

The results of operations on a quarterly basis for the years ended December 31, 2021 and 2020 were as follows (in thousands):

	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31,
	2021	2021	2021	2021	2020	2020	2020	2020
Revenues:	`
Product revenue	$38,053	$36,820	$37,916	$35,968	$42,564	$39,887	$38,772	$43,299
Operating expenses:
Cost of sales - product	8,268	8,294	8,506	8,387	9,096	9,120	8,438	9,474
Cost of sales - intangible asset amortization	1,343	1,343	1,343	1,342	1,212	1,280	1,343	1,342
Research and development	52,805	45,759	46,222	41,816	68,221	69,878	62,902	56,706
Selling, general and administrative	29,941	32,918	32,196	33,345	42,598	41,902	38,636	40,758
Acquired in-process research and development	—	2,204	3,272	—	—	—	—	—
Other operating expenses	3,707	3,884	3,841	3,788	3,449	355	—	—
Total expenses	96,064	94,402	95,380	88,678	124,576	122,535	111,319	108,280
Operating loss	(58,011)	(57,582)	(57,464)	(52,710)	(82,012)	(82,648)	(72,547)	(64,981)
Other income (expense):
Interest expense	(8,037)	(8,770)	(8,786)	(8,510)	(9,561)	(6,739)	(6,859)	(7,349)
Foreign currency (loss) gain	(546)	(206)	(1,248)	(1,177)	(877)	142	633	30
Loss on convertible senior notes conversion	—	—	—	—	(7,791)	—	—	(27,284)
Loss on extinguishment of debt	—	—	—	—	—	(3,277)	—	—
Legal settlement loss	—	—	—	(2,325)	—	—	—	—
Other income	183	107	101	53	841	239	79	202
Other income (expense), net	(8,400)	(8,869)	(9,933)	(11,959)	(17,388)	(9,635)	(6,147)	(34,401)
Loss before income taxes	(66,411)	(66,451)	(67,397)	(64,669)	(99,400)	(92,283)	(78,694)	(99,382)
Income tax benefit (expense)	134	3	(13)	280	68	36	18	425
Net loss	$(66,277)	$(66,448)	$(67,410)	$(64,389)	$(99,332)	$(92,247)	$(78,676)	$(98,957)
Basic and diluted net loss per common share	$(0.64)	$(0.61)	$(0.56)	$(0.50)	$(1.39)	$(1.15)	$(0.89)	$(1.02)
Basic and diluted weighted average common shares outstanding	102,246	108,481	121,217	128,471	71,662	80,453	88,255	96,681

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLOVIS ONCOLOGY, INC.

	By:	/S/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
Date: February 23, 2022		President and Chief Executive Officer; Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ PATRICK J. MAHAFFY	President and Chief Executive Officer; Director (Principal Executive Officer)	February 23, 2022
Patrick J. Mahaffy

/S/ DANIEL W. MUEHL Daniel W. Muehl	Executive Vice President and Chief Finance Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2022

/S/ BRIAN G. ATWOOD Brian G. Atwood	Director	February 23, 2022

/S/ ROBERT W. AZELBY Robert W. Azelby	Director	February 23, 2022

/S/ JAMES C. BLAIR James C. Blair	Director	February 23, 2022

/S/ RICHARD A. FAIR Richard A. Fair	Director	February 23, 2022

/S/ KEITH FLAHERTY Keith Flaherty	Director	February 23, 2022

/S/ GINGER L. GRAHAM Ginger L. Graham	Director	February 23, 2022

/S/ PAUL KLINGENSTEIN Paul Klingenstein	Director	February 23, 2022

/S/ EDWARD J. MCKINLEY Edward J. McKinley	Director	February 23, 2022

/S/ RONIT SIMANTOV Ronit Simantov	Director	February 23, 2022

/S/ THORLEF SPICKSCHEN Thorlef Spickschen	Director	February 23, 2022