Form 10-Q
period 2022-06-30
Clovis Oncology, Inc.
filed 2022-08-08
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2022.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of July 29, 2022 was 144,480,215.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

`	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenues:
Product revenue	$32,143	$36,820	$66,390	$74,873
Operating expenses:
Cost of sales - product	7,872	8,294	15,942	16,562
Cost of sales - intangible asset amortization	1,343	1,343	2,686	2,686
Research and development	36,426	45,759	78,676	98,564
Selling, general and administrative	32,590	32,918	61,803	62,859
Acquired in-process research and development	—	2,204	—	2,204
Other operating expenses	13,293	3,884	17,023	7,591
Total expenses	91,524	94,402	176,130	190,466
Operating loss	(59,381)	(57,582)	(109,740)	(115,593)
Other income (expense):
Interest expense	(9,674)	(8,770)	(18,774)	(16,807)
Foreign currency loss	(2,489)	(206)	(3,468)	(752)
Other income	171	107	320	290
Other income (expense), net	(11,992)	(8,869)	(21,922)	(17,269)
Loss before income taxes	(71,373)	(66,451)	(131,662)	(132,862)
Income tax benefit	41	3	162	137
Net loss	(71,332)	(66,448)	(131,500)	(132,725)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,158	14	1,593	(66)
Other comprehensive income (loss)	1,158	14	1,593	(66)
Comprehensive loss	$(70,174)	$(66,434)	$(129,907)	$(132,791)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.50)	$(0.61)	$(0.93)	$(1.25)
Basic and diluted weighted average common shares outstanding	144,036	108,481	141,137	106,375

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	June 30,
	2022	December 31,
	(Unaudited)	2021

ASSETS
Current assets:
Cash and cash equivalents	$94,579	$143,428
Accounts receivable, net	18,569	26,868
Inventories, net	13,232	13,688
Prepaid research and development expenses	4,734	2,397
Other current assets	11,170	11,706
Total current assets	142,284	198,087
Inventories	94,082	109,848
Property and equipment, net	5,386	6,554
Right-of-use assets, net	17,761	19,109
Intangible assets, net	57,686	60,371
Goodwill	63,074	63,074
Other assets	12,583	15,790
Total assets	$392,856	$472,833
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$24,228	$27,308
Accrued research and development expenses	25,988	35,121
Lease liabilities	3,605	3,414
Borrowings under financing agreement	25,500	8,500
Other accrued expenses	41,951	50,871
Total current liabilities	121,272	125,214
Long-term lease liabilities - less current portion	17,895	19,731
Convertible senior notes	437,800	436,772
Borrowings under financing agreement - less current portion	183,584	169,956
Total liabilities	760,551	751,673
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share, 200,000,000 shares authorized at June 30, 2022 and December 31, 2021, respectively; 144,472,733 and 129,109,543 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	144	129
Additional paid-in capital	2,682,750	2,641,712
Accumulated other comprehensive loss	(41,837)	(43,430)
Accumulated deficit	(3,008,752)	(2,877,251)
Total stockholders' deficit	(367,695)	(278,840)
Total liabilities and stockholders' deficit	$392,856	$472,833

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2022	129,109,543	$129	$2,641,712	$(43,430)	$(2,877,251)	$(278,840)
Issuance of common stock, net of issuance costs	13,870,410	14	28,622	—	—	28,636
Issuance of common stock from vesting of restricted stock units	889,273	1	(1)	—	—	—
Share-based compensation expense	—	—	6,632	—	—	6,632
Foreign currency translation adjustments	—	—	—	435	—	435
Net loss	—	—	—	—	(60,169)	(60,169)
March 31, 2022	143,869,226	144	2,676,965	(42,995)	(2,937,420)	(303,306)
Issuance of common stock from vesting of restricted stock units	347,079	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	256,428	—	392	—	—	392
Share-based compensation expense	—	—	5,402	—	—	5,402
Foreign currency translation adjustments	—	—	—	1,158	—	1,158
Other financing costs	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(71,332)	(71,332)
June 30, 2022	144,472,733	$144	$2,682,750	$(41,837)	$(3,008,752)	$(367,695)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2021	103,699,109	$104	$2,498,179	$(44,304)	$(2,612,727)	$(158,748)
Exercise of stock options	5,609	—	27	—	—	27
Issuance of common stock from vesting of restricted stock units	853,239	1	(1)	—	—	—
Share-based compensation expense	—	—	4,039	—	—	4,039
Foreign currency translation adjustments	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(66,277)	(66,277)
March 31, 2021	104,557,957	105	2,502,244	(44,384)	(2,679,004)	(221,039)
Exercise of stock options	1,478	—	9	—	—	9
Issuance of common stock from vesting of restricted stock units	193,936	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	158,382	—	647	—	—	647
Share-based compensation expense	—	—	7,362	—	—	7,362
Foreign currency translation adjustments	—	—	—	14	—	14
Issuance of common stock, net of issuance costs	13,492,231	13	72,459	—	—	72,472
Net loss	—	—	—	—	(66,448)	(66,448)
June 30, 2021	118,403,984	$118	$2,582,721	$(44,370)	$(2,745,452)	$(206,983)

See accompanying Notes to Unaudited Consolidated Financial Statements

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended June 30,
	2022	2021

Operating activities
Net loss	$(131,500)	$(132,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	12,034	11,401
Depreciation and amortization	3,826	4,478
Amortization of debt issuance costs	1,119	1,260
Allowance for excess inventory	9,712	—
Other	751	1,908
Changes in operating assets and liabilities:
Accounts receivable	7,332	2,331
Inventory	9,263	6,525
Prepaid and accrued research and development expenses	(9,453)	(1,736)
Other operating assets and liabilities	115	(3,963)
Accounts payable	(2,518)	(4,551)
Other accrued expenses	5,697	6,427
Net cash used in operating activities	(93,622)	(108,645)
Investing activities
Purchases of property and equipment	(108)	(154)
Net cash used in investing activities	(108)	(154)
Financing activities
Proceeds from sale of common stock, net of issuance costs	28,628	72,472
Proceeds from borrowings under financing agreement	17,981	27,154
Proceeds from the exercise of stock options and employee stock purchases	392	683
Payments on finance leases	—	(780)
Payments on other long-term liabilities	—	(213)
Net cash provided by financing activities	47,001	99,316
Effect of exchange rate changes on cash and cash equivalents	(2,120)	(542)
Decrease in cash and cash equivalents	(48,849)	(10,025)
Cash and cash equivalents at beginning of period	143,428	240,229
Cash and cash equivalents at end of period	$94,579	$230,204
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,099	$5,167
Non-cash investing and financing activities:
Vesting of restricted stock units	$2,225	$8,274

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

Our marketed product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for an indication specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and also an indication specific to metastatic castration-resistant prostate cancer (“mCRPC”). Rubraca received an approval from the United States Food and Drug Administration (“FDA”) in April 2018 for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication. We have voluntarily withdrawn the initial indication for Rubraca covering the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies, for which approval was received from the FDA in December 2016.

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC as well as the basis for us to seek a potential second-line label expansion. We anticipate the initial data readout from TRITON3 early in the fourth quarter of 2022.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. We have voluntarily requested this treatment indication be withdrawn in Europe. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval for this indication is not affected by the voluntarily withdrawal of the later-line treatment indication, and Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca is marketed in each of Germany, United Kingdom, Italy, France, Spain, the Netherlands and Switzerland.

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

On March 31, 2022, we announced positive top-line data from the monotherapy portion of the ATHENA (GOG 3020/ENGOT-ov45) trial (ATHENA-MONO) demonstrating that Rubraca as maintenance treatment successfully achieved the primary endpoint of significantly improved investigator-assessed progression-free survival (“PFS”) compared with placebo. Benefit was observed in both primary efficacy analyses of newly-diagnosed patients with advanced ovarian cancer following successful treatment with platinum-based chemotherapy: those who had homologous recombination deficiency (HRD-positive), including deleterious BRCA mutations, as well as all patients randomized in the trial (overall intent-to-treat population (“ITT”)). Benefit in PFS was also seen in the exploratory subgroups of patients with BRCA mutant (BRCAm) tumors, BRCA wild type HRD-negative and BRCA wild type HRD-positive and in patients with unknown biomarker status. The safety of Rubraca observed in the ATHENA-MONO study was consistent with both the US and European labels. The portion of the ATHENA trial evaluating the combination of OPDIVO and Rubraca (ATHENA-COMBO) is ongoing.

Based on the results of ATHENA-MONO, we are currently preparing an sNDA for submission to the FDA and a Type II variation for submission to the European Medicines Agency (“EMA”) for a first-line maintenance treatment indication for women with advanced ovarian cancer who have responded to first-line platinum-based chemotherapy. In early May 2022, the FDA recommended that we should not submit the first line maintenance sNDA until overall survival (“OS”) data from the ATHENA-MONO trial are as much as 50% mature, and if we do choose to submit prior to that, we should expect the FDA to require a discussion at an Oncologic Drugs Advisory Committee (“ODAC”) meeting in connection with its review of such sNDA submission. In addition, the FDA will consider overall survival data from other rucaparib clinical trials when it reviews the ATHENA-MONO dataset. We currently intend to submit the sNDA during the third quarter of 2022. There can be no assurances regarding the timing or outcome of the FDA review of the sNDA submission. Additionally, we continue to prepare a Type II variation for submission to the EMA for the same indication and plan to submit that filing in the third quarter of 2022 as well. There can be no assurances regarding the timing or outcome of the EMA review of the Type II variation submission.

The timing for the Phase 3 data readouts from the ATHENA-COMBO trial is contingent upon the occurrence of the protocol-specified PFS events.

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

We presented Phase 1 clinical data from LuMIERE in an oral presentation at the Society of Nuclear Medicine & Molecular Imaging (“SNMMI”) 2022 Annual Meeting in June. During 2022, we also anticipate additional presentations of non-clinical data for FAP-2286. In addition to investigating for therapeutic use FAP-2286 labeled with the beta particle-emitting lutetium-177, we are also exploring FAP-2286 labeled with the alpha particle-emitting actinium-225 (Ac-225).

We hold US and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey, and Israel), where 3BP retains rights. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would have global rights for any resulting product candidates.

Lucitanib, another of our small molecule product candidates, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”).

Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in certain populations of patients with endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The Phase 1b/2 LIO-1 study evaluated the combination of lucitanib and Opdivo in gynecologic cancers. Interim data from the non-clear cell ovarian cancer expansion cohort were presented at the American Society of Clinical Oncology (“ASCO”) 2021 and the initial efficacy data do not support further development in non-clear cell ovarian cancer. The remaining three cohorts, which include non-clear cell endometrial, cervical and clear-cell ovarian and endometrial cancers, showed sufficient responses in stage one of each of the cohorts to advance to stage 2. The data from the cervical cohort were presented at the Society of Gynecologic Oncology (“SGO”) 2022 Annual Meeting on Women’s Cancer in March 2022 and represent encouraging data in this subset of gynecological cancers. Phase 2 LIO-1 efficacy and safety data results across the different types of gynecologic cancers were presented at the ASCO 2022 Annual Meeting in June. However, given the competing priorities, including development of FAP-2286, we have determined that we will not pursue further development of lucitanib in gynecological cancers at this time.

We hold the global (excluding China) development and commercialization rights for lucitanib.

Going Concern and Management Plans

We have incurred significant net losses since inception and have relied on our ability to fund our operations through debt and equity financings. We expect operating losses and negative cash flows to continue for the foreseeable future even with Rubraca generating revenues. Rubraca revenues have not been consistent in prior quarters, mainly as a result of the impact of COVID-19 and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer, which has made forecasting revenues difficult. In addition to factors described, future Rubraca revenues will depend, in part, on the timing and extent of any increase in the number of patient visits and diagnoses and their impact on second-line maintenance new patient starts but to a larger extent on our ability to expand the label for Rubraca in the first-line maintenance setting based the results of the ATHENA-MONO trial, which forms the basis of our planned sNDA submission to the FDA in the third quarter of 2022 and the Type II variation submission to the EMA in the third quarter of 2022, and ultimately our ability to compete against two competitors with existing and established labels in the first-line maintenance indication. Until we obtain these approvals (which are uncertain given our interactions with the FDA and EMA described elsewhere in this report), it is unlikely that Rubraca revenues will return to pre-COVID levels and may continue to erode, and any such recovery of revenues is expected to take several quarters from that point forward to have a meaningful impact on our financial results. We do not expect to generate a sufficient amount of Rubraca revenues to finance our cash requirements in the foreseeable future, and which we may never be able to do in sufficient amounts. We require significant cash resources to execute our business plans and we will need to raise additional cash to continue to fund our operating plan. We cannot be certain that additional funding will be available on acceptable terms, or at all, especially given that we will need our stockholders to approve an amendment to our certificate of incorporation to increase the number of shares of common stock that we are authorized to issue. The aforementioned factors, which are largely outside of our control, raise substantial doubt about our ability to continue as a going concern within one year from the date of filing of this quarterly report.

Based on our current cash, cash equivalents and liquidity available under our ATHENA clinical financing agreement, together with current estimates for revenues generated by sales of Rubraca, we will need to raise additional capital in the near term in order to fund our operating plan and to continue as a going concern beyond February 2023.

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

Our stockholders did not approve a proposed reverse stock split of our common stock at our 2022 Annual Meeting of Stockholders, which would have had the effect of increasing the number of authorized but unissued and unreserved shares of our common stock that are available to be issued. Although approximately 58% of shares voted supported the proposal, the affirmative vote of holders of a majority of our issued and outstanding shares of common stock was necessary for this proposal to be approved. We are currently exploring alternatives and strategies to increase the number of shares of that are voted at our stockholders meetings, including more outreach and engagement with our stockholders and also the offer and sale of super-voting mirrored preferred stock that have been utilized by some of our peers in similar situations. However, until we are able to successfully gain the approval of our stockholders for an increase in our authorized shares of common stock through an amendment to our certificate of incorporation, we will not be able to raise sufficient additional capital through public or private equity offerings (or offerings of securities convertible into our equity securities). We cannot be certain that we will be able to successfully increase the number of authorized but unissued and unreserved shares of our common stock that are available to be issued.

We currently only have capacity to issue approximately $14.2 million of additional shares of common stock under our previously established “at-the-market” offering program (“ATM Program”), assuming the remaining authorized but unissued shares of our common stock are sold at an offering price of $1.65 per share, the closing price of our common stock on the Nasdaq Global Select Market on August 3, 2022. There can be no assurance that we will be able to sell any shares of our common stock under the ATM Program or regarding the price at which we will be able to sell any such shares, and any sales of shares of our common stock under the ATM Program may be at prices that result in additional dilution to existing stockholders of the Company. Even in the event we are able to sell the remaining shares of common stock under our ATM Program, the proceeds resulting from such sales would only be sufficient to fund our operating plan for approximately one additional month beyond the current forecast. The purchase of shares in the ATM Program at this point, without us having secured other sources of financing that alone or in combination will provide us with longer term liquidity, is very risky and highly speculative and may result in a complete loss of investment in the near future if we are unable to continue as a going concern.

In light of our inability to raise sufficient capital through potential equity offerings (or offerings of securities convertible into equity securities), we are considering other sources of funding, potentially through incurring further indebtedness or entering into strategic partnerships or licensing arrangements for one or more of our products or product candidates in which we may have to give up certain of our future commercialization or other rights to obtain interim funding. We are exploring various partnership and licensing arrangements for our products and product candidates outside the US, some of which depend on our ability to generate positive data from our clinical studies and resolving the current uncertainty around the timing of and our ability to obtain label expansions through regulatory approvals. Additionally, we are currently in preliminary discussions related to partnering certain development and commercialization rights to FAP-2286, for which we seek consideration such as an upfront payment and additional payments in the form of milestones, research and development support and royalties. However, we expect that a significant portion of the consideration would be contingent on future events. No assurances can be made that we will be successful in reaching agreement or entering into such potential arrangement, or that if we do enter into a definitive agreement, that the timing and amounts of such payments, including contingent payments, would be sufficient to meet our liquidity needs in the absence of other sources of funding.

In the event that we are unable to raise sufficient additional capital, which is dependent on factors outside of our control, we will need to cut expenses further, including potentially delaying, scaling back, or eliminating certain of our pipeline development programs, and undertake a more significant restructuring of our operations, in order to continue as a going concern and fund our committed obligations and working capital requirements. We have not committed to executing these actions at this time and we estimate that doing so would only save cash sufficient to fund our operating plan for approximately two additional months, at most, beyond the current forecast of February 2023. There can be no assurances that we will be able to achieve such a restructuring or that such a restructuring will be successful over the long term to allow us to fund our requirements and our plan to invest sufficient amounts to fund the development of FAP-2286 to its potential. Certain covenants in our financing agreements and indentures also limit our ability to undertake certain restructuring or cost cutting initiatives without triggering a default or a “fundamental change” (right of the holders of our convertible senior notes to require us to repurchase up to $443.0 million in principal amount).

For us to raise sufficient capital to fund our operating plan and to continue as a going concern beyond February 2023, we will most likely need to successfully complete some combination of the partnership opportunities described above and additional equity financings beyond the current ATM Program. We are continuing to evaluate, together with our partners and advisors, our strategic options to provide us the liquidity runway we need to successfully implement our business plans.

Basis of Presentation

All financial information presented includes the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The unaudited financial statements of Clovis Oncology, Inc. included herein reflect all adjustments that, in the opinion of management, are necessary to fairly state our financial position, results of operations and cash flows for the periods presented herein. Interim results may not be indicative of the results that may be expected for the full year. Certain information and footnote disclosures normally included in audited financial statements prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) have been condensed or omitted pursuant to the rules and regulations of the US Securities and Exchange Commission (“SEC”). These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto which are included in our 2021 Form 10-K for a broader discussion of our business and the opportunities and risks inherent in such business.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, expenses and revenue and related disclosures. On an ongoing basis, we evaluate our estimates, including estimates related to revenue deductions, intangible asset impairment, clinical trial accruals and share-based compensation expense. We base our estimates on historical experience and other market-specific or other relevant assumptions that we believe to be reasonable under the circumstances. Actual results may differ from those estimates or assumptions.

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

Revenue Recognition

We are currently approved to sell Rubraca in the United States and European markets. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently sell our products to patients and health care providers. Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks and discounts.

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

We regularly analyze our inventory levels for excess quantities and obsolescence (expiration), considering factors such as historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. Rubraca finished goods have a shelf-life of four years from the date of manufacture. We expect to sell the finished goods prior to expiration. The API currently has a shelf-life of five years from the date of manufacture but can be retested at an immaterial cost with no expected reduction in potency, thereby extending its shelf-life as needed. We expect to consume substantially all of the API over a period of approximately five years based on our long-range sales projections of Rubraca.

We write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and/or inventory in excess of expected sales requirements. Expired inventory would be disposed of and the related costs would be written off as an operating expense. Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories. Long-term inventories primarily consist of API.

For the three months ended June 30, 2022, we recognized $9.7 million related to an increase in our allowance for excess inventory. We analyzed our current inventory levels for excess quantities and obsolescence (expiration) and considered historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. After considering these factors, we determined that $9.7 million of finished goods is likely to expire before we can sell them.

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

Segment Information

We have two operating and reportable segments, US and ex-US, based on product revenue by geographic areas. We designated our reporting segments based on the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on product revenue by geographic areas. Accordingly, we view our business as two reportable operating segments to evaluate performance, allocate resources, set operational targets and forecast our future period financial results.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
June 30, 2022
Assets:
Money market investments	$43,019	$43,019	$—	$—
Total assets at fair value	$43,019	$43,019	$—	$—
December 31, 2021
Assets:
Money market investments	$72,934	$72,934	$—	$—
Total assets at fair value	$72,934	$72,934	$—	$—

There were no liabilities that were measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

Financial instruments not recorded at fair value include our convertible senior notes. At June 30, 2022, the carrying amount of the 2024 Notes (2019 Issuance) was $84.7 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $59.1 million. At June 30, 2022, the carrying amount of the 2024 Notes (2020 Issuance) was $56.9 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $38.0 million. At June 30, 2022, the carrying amount of the 2025 Notes was

$296.2 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $209.8 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

4. Inventories

The following table presents inventories as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Work-in-process	$81,840	$85,084
Finished goods, net	35,322	38,619
Allowance for excess inventory	(9,848)	(167)
Total inventories	$107,314	$123,536

5. Other Current Assets

Other current assets were comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid insurance	$2,550	$794
Prepaid IT	406	769
Prepaid variable considerations	364	1,336
Prepaid expenses - other	3,210	1,936
Value-added tax ("VAT") receivable	2,830	4,307
Receivable - other	1,750	2,499
Other	60	65
Total	$11,170	$11,706

6. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
Intangible asset - milestones	$79,850	$79,850
Accumulated amortization	(22,164)	(19,479)
Total intangible asset, net	$57,686	$60,371

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the US.

We recorded amortization expense of $1.3 million and $2.7 million related to capitalized milestone payments during the three and six months ended June 30, 2022, respectively. We recorded amortization expense of $1.3 million and $2.7 million related to capitalized milestone payments during the three and six months ended June 30, 2021, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2022 (remaining six months)	$2,686
2023	5,371
2024	5,371
2025	5,371
2026	5,371
Thereafter	33,516
$57,686

7. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued personnel costs	$12,195	$15,714
Accrued interest payable for convertible senior notes	3,283	3,283
Income tax payable	668	1,579
Accrued corporate legal fees and professional services	314	141
Accrued royalties	4,887	5,463
Accrued variable considerations	16,321	17,211
Accrued legal settlement loss	—	2,325
Accrued expenses - other	4,283	5,155
Total	$41,951	$50,871

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

We lease all of our office facilities in the US and Europe. Leases with an initial term of 12 months or less are not recorded on the balance sheet; we recognize lease expense for these leases on a straight-line basis over the lease term. Most leases include one or more options to renew. The exercise of lease renewal options is at our sole discretion. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended June 30,	Three months ended June 30,
	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$—	$474
Interest on lease liabilities	—	178
Operating lease cost	1,207	1,280
Short-term lease cost	75	80
Variable lease cost	638	640
Total lease cost	$1,920	$2,652

Operating cash flows from finance leases	$—	$178
Operating cash flows from operating leases	$1,207	$1,280
Financing cash flows from finance leases	$—	$394

	Six months ended June 30,	Six months ended June 30,
	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$—	$947
Interest on lease liabilities	—	363
Operating lease cost	2,421	2,533
Short-term lease cost	152	160
Variable lease cost	1,276	1,163
Total lease cost	$3,849	$5,166

Operating cash flows from finance leases	$—	$363
Operating cash flows from operating leases	$2,421	$2,533
Financing cash flows from finance leases	$—	$780

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term (years)
Operating leases	5.4	6.2
Finance leases	N/A	N/A
Weighted-average discount rate
Operating leases	8%	8%
Finance leases	N/A	N/A

Future minimum commitments due under these lease agreements as of June 30, 2022 are as follows (in thousands):

Operating Leases
2022 (remaining six months)	2,749
2023	4,936
2024	4,600
2025	4,752
2026	4,881
Thereafter	4,760
Present value adjustment	(5,178)
Present value of lease payments	$21,500

9. Debt

The following is a summary of our convertible senior notes at June 30, 2022 and December 31, 2021 (principal amount in thousands):

	Principal Amount	Principal Amount			Conversion rate per $1,000
	June 30, 2022	December 31, 2021	Interest Rate	Maturity Date	principal amount (shares)
2024 Notes (2019 Issuance)	85,782	85,782	4.50%	August 1, 2024	137.2213
2024 Notes (2020 Issuance)	57,500	57,500	4.50%	August 1, 2024	160.3334
2025 Notes	300,000	300,000	1.25%	May 1, 2025	13.1278
Total	443,282	443,282
Unamortized debt issuance costs	(5,482)	(6,510)
Convertible senior notes	$437,800	$436,772

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

Maturities of our convertible notes consisted of the following as of June 30, 2022 (in thousands):

2022 (remaining six months)	$—
2023	—
2024	143,282
2025	300,000
2026	—
Thereafter	—
443,282
Less debt issuance costs	(5,482)
Current portion	—
Long-term portion	$437,800

Sixth Street Financing Agreement

On May 1, 2019, we entered into a financing agreement (the “Financing Agreement”) with certain affiliates of Sixth Street Partners, LLC (“SSP”) in which we plan to borrow from SSP amounts required to reimburse our actual costs and expenses incurred during each fiscal quarter (limited to agreed budgeted amounts), as such expenses are incurred, related to the ATHENA clinical trial, in an aggregate amount of up to $175 million (the amount actually borrowed, the “Borrowed Amount”). ATHENA is our largest clinical trial, with a target enrollment of 1,000 patients across more than 270 sites in at least 25 countries. The Clovis-sponsored Phase 3 ATHENA study in advanced ovarian cancer is in the first-line maintenance treatment setting evaluating Rubraca plus nivolumab (PD-1 inhibitor), Rubraca, nivolumab and a placebo in newly-diagnosed patients who have completed platinum-based chemotherapy. This study initiated in the second quarter of 2018 completed enrollment during the second quarter of 2020, and top-line data from the ATHENA-MONO study was announced during the first quarter of 2022. Top-line data readout from the ATHENA-COMBO study is anticipated in the first quarter of 2023, contingent upon the occurrence of the protocol-specified PFS events.

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

For the six months ended June 30, 2022, we used an effective interest rate of 13.6%, which is based on the estimate of remaining cash flows. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

Amounts reflected on the balance sheet and in the table below in respect of the Financing Agreement represent the maximum amounts payable by us to the lenders during the periods indicated. Payments due under our Financing Agreement are based, for the most part, on net sales of Rubraca by us and our licensees. Rubraca sales have not been consistent historically and sales in future periods are difficult to predict. Therefore, expected maturities of our Financing Agreement as of June 30, 2022 (in thousands) are shown below based on the quarterly capped amount described above and certain other mandatory payments set forth in the Financing Agreement. Actual payments may fluctuate and may be less than the amounts reflected in the table below. See above for a full description of the Financing Agreement and our payment obligations thereunder.

2022 (remaining six months)	$8,500
2023	34,000
2024	34,000
2025	88,699
2026	34,000
Thereafter	131,198
330,397
Less debt issuance costs	(1,186)
Less unrecognized interest	(120,127)
Current portion	(25,500)
Long-term portion	$183,584

The following table sets forth total interest expense recognized during the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Interest on convertible notes	$2,549	$2,952	$5,099	$5,929
Amortization of debt issuance costs	562	622	1,119	1,260
Interest on finance lease	—	178	—	363
Interest on borrowings under financing agreement	6,563	4,993	12,556	9,203
Other interest	—	25	—	52
Total interest expense	$9,674	$8,770	$18,774	$16,807

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended June 30, 2022 and 2021, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		Losses		Other Comprehensive Loss
	2022	2021	2022	2021	2022	2021
Balance at April 1,	$(42,856)	$(44,245)	$(139)	$(139)	$(42,995)	$(44,384)
Other comprehensive income	1,158	14	—	—	1,158	14
Total before tax	(41,698)	(44,231)	(139)	(139)	(41,837)	(44,370)
Tax effect	—	—	—	—	—	—
Balance at June 30,	$(41,698)	$(44,231)	$(139)	$(139)	$(41,837)	$(44,370)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the six months ended June 30, 2022 and 2021, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		Losses		Other Comprehensive Loss
	2022	2021	2022	2021	2022	2021
Balance at January 1,	$(43,291)	$(44,165)	$(139)	$(139)	$(43,430)	$(44,304)
Other comprehensive income (loss)	1,593	(66)	—	—	1,593	(66)
Total before tax	(41,698)	(44,231)	(139)	(139)	(41,837)	(44,370)
Tax effect	—	—	—	—	—	—
Balance at June 30,	$(41,698)	$(44,231)	$(139)	$(139)	$(41,837)	$(44,370)

There were no reclassifications out of accumulated other comprehensive loss in each of the three and six months ended June 30, 2022 and 2021.

11. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and six months ended June 30, 2022 and 2021 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Research and development	$2,505	$3,474	$5,734	$6,350
Selling, general and administrative	2,897	3,888	6,300	5,051
Total share-based compensation expense	$5,402	$7,362	$12,034	$11,401

We did not recognize a tax benefit related to share-based compensation expense during the three and six months ended June 30, 2022 and 2021, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of June 30, 2022 and 2021.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the six months ended June 30, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2021	7,010,039	$33.36
Granted	539,250	1.95
Exercised	—	—
Forfeited	(470,499)	25.96
Outstanding at June 30, 2022	7,078,790	$31.46	5.5	$9
Vested and expected to vest at June 30, 2022	6,893,081	$32.20	5.4	$6
Vested and exercisable at June 30, 2022	5,771,285	$37.33	4.7	$—

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $1.80 as of June 30, 2022, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Weighted-average grant date fair value per share	$1.38	$4.72	$1.47	$4.85
Intrinsic value of options exercised	$—	$1	$—	$15
Cash received from stock option exercises	$—	$8	$—	$35

As of June 30, 2022, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $4.5 million and the estimated weighted-average remaining vesting period was 1.8 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the six months ended June 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2021	3,683,422	$8.36
Granted	2,762,399	1.95
Vested	(1,236,352)	8.90
Forfeited	(255,354)	5.12
Unvested at June 30, 2022	4,954,115	$4.82
Expected to vest after June 30, 2022	4,185,482	$5.08

As of June 30, 2022, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $21.7 million and the estimated weighted-average remaining vesting period was 1.8 years.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and six months ended June 30,
	2022	2021
Common shares under stock incentive plans	4,956	4,524
Convertible senior notes	24,928	25,969
Total potential dilutive shares	29,884	30,493

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

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier has constructed, in its existing facility, a production train that will manufacture the Rubraca active ingredient. We made scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the production train. Beginning in the fourth quarter of 2018, once the facility was operational, we were obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of June 30, 2022, $35.1 million of purchase commitments remain under the Agreement.

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

Rociletinib-Related Litigation

In March 2017, two putative shareholders of the Company, Macalinao and McKenry (“ Plaintiffs”), filed shareholder derivative complaints against certain directors and officers of the Company in the Court of Chancery of the State of Delaware. On May 4, 2017, the Macalinao and McKenry actions were consolidated for all purposes in a single proceeding under the caption In re Clovis Oncology, Inc. Derivative Litigation, Case No. 2017-0222 (the “Consolidated Derivative Action”). Following denial, in part, of the Defendants’ motion to dismiss, on December 22, 2019, the Company’s Board of Directors formed a Special Litigation Committee (the “SLC”) to conduct an independent investigation of the claims asserted in the Consolidated Derivative Action.

On March 4, 2022, following the completion of the SLC investigation, certain discovery, and mediation among the parties, the Plaintiffs, the Company and the SLC executed a stipulation and agreement of settlement to fully resolve the Consolidated Derivative Action without admitting any liability. As part of the settlement, the Company agreed to adopt certain corporate governance reforms, including, among other things, the election of one new independent director to the Clovis Board of Directors by the 2023 Annual Meeting of Stockholders and the creation of a management-level Disclosure Committee. Neither the Company nor any of the defendants were required to make a financial contribution towards the principal terms of the settlement. Moreover, the Company agreed not to oppose or object to Plaintiffs’ application for an award of attorneys’ fees and expenses not to exceed $2.325 million in the aggregate, which amount, as ultimately awarded by the Court, was paid by the Company during the second quarter of 2022.

On May 4, 2022, after a final hearing, the Delaware Chancery Court entered an order and final judgment approving the settlement. The judgment found that notice to the Company’s stockholders was adequate and sufficient, determined that the settlement was fair, reasonable and adequate in all respects, and released claims on behalf of the Company’s stockholders that were brought or could have been brought in the Consolidated Derivative Action and forever barred and enjoined them from prosecuting such claims.

European Patent Opposition

Two European patents in the rucaparib camsylate salt/polymorph patent family (European Patent 2534153 and its divisional European Patent 3150610) were opposed. In particular, opposition notices against European Patent 2534153 were filed by two parties on June 20, 2017. During an oral hearing that took place on December 4, 2018, the European Patent Office’s Opposition Division maintained European Patent 2534153 in amended and narrowed form with claims to certain crystalline forms of rucaparib camsylate, including, but not limited to, rucaparib S-camsylate Form A, the crystalline form in Rubraca. Clovis and one opponent, Hexal AG, appealed the written decision of the European Opposition Division and filed reply appeal briefs in November 2019. An oral hearing in the appeal is scheduled for March 30, 2023. The Board of Appeal issued its preliminary opinion on July 25, 2022. The preliminary opinion is publicly available and non-binding, and identifies points for consideration at the oral hearing, including novelty and inventive step, but does not establish definitive positions on these points.

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

15. Segment Information

The following table presents information about our reportable segments for the three months ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,
	2022			2021
	US	Ex-US	Total	US	Ex-US	Total
Product revenue	$22,736	$9,407	$32,143	$27,680	$9,140	$36,820
Operating expenses:
Cost of sales - product	4,461	3,411	7,872	5,402	2,892	8,294
Cost of sales - intangible asset amortization	620	723	1,343	620	723	1,343
Research and development	34,409	2,017	36,426	43,774	1,985	45,759
Selling, general and administrative	26,574	6,016	32,590	26,351	6,567	32,918
Acquired in-process research and development	—	—	—	2,204	—	2,204
Other operating expenses	13,293	—	13,293	3,884	—	3,884
Total expenses	79,357	12,167	91,524	82,235	12,167	94,402
Operating loss	$(56,621)	$(2,760)	(59,381)	$(54,555)	$(3,027)	(57,582)
Other income (expense):
Interest expense			(9,674)			(8,770)
Foreign currency loss			(2,489)			(206)
Other income			171			107
Other income (expense), net			(11,992)			(8,869)
Loss before income taxes			(71,373)			(66,451)
Income tax benefit			41			3
Net loss			$(71,332)			$(66,448)

The following table presents information about our reportable segments for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022			2021
	US	Ex-US	Total	US	Ex-US	Total
Product revenue	$47,244	$19,146	$66,390	$59,381	$15,492	$74,873
Operating expenses:
Cost of sales - product	9,295	6,647	15,942	11,560	5,002	16,562
Cost of sales - intangible asset amortization	1,241	1,445	2,686	1,241	1,445	2,686
Research and development	74,874	3,802	78,676	94,604	3,960	98,564
Selling, general and administrative	50,493	11,310	61,803	50,672	12,187	62,859
Acquired in-process research and development	—	—	—	2,204	—	2,204
Other operating expenses	17,023	—	17,023	7,591	—	7,591
Total expenses	152,926	23,204	176,130	167,872	22,594	190,466
Operating loss	$(105,682)	$(4,058)	(109,740)	$(108,491)	$(7,102)	(115,593)
Other income (expense):
Interest expense			(18,774)			(16,807)
Foreign currency loss			(3,468)			(752)
Other income			320			290
Other income (expense), net			(21,922)			(17,269)
Loss before income taxes			(131,662)			(132,862)
Income tax benefit			162			137
Net loss			$(131,500)			$(132,725)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

You should also read carefully the factors described in the “Risk Factors” in Part I, Item 1A in our most recent Annual Report on Form 10-K filed with the US Securities and Exchange Commission (“SEC”) as supplemented by the risk factors set forth herein, as updated from time to time in our subsequent SEC filings, to better understand the risks and uncertainties inherent in our business and underlying any forward-looking statements. You are advised, however, to consult any further disclosures we make on related subjects in our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and our website.

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

Our marketed product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for an indication specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and also an indication specific to metastatic castration-resistant prostate cancer (“mCRPC”). Rubraca received an approval from the United States Food and Drug Administration (“FDA”) in April 2018 for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication. We have voluntarily withdrawn the initial indication for Rubraca covering the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies, for which approval was received from the FDA in December 2016 .

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC as well as the basis for us to seek a potential second-line label expansion. We anticipate the initial data readout from TRITON3 early in the fourth quarter of 2022.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In April 2022, we submitted to the EMA the top-line final OS data from the Phase 3 ARIEL4 study of Rubraca versus chemotherapy in relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. We voluntarily requested this treatment indication be withdrawn in Europe after the EMA initiated a non-Pharmacovigilance Article 20 referral procedure to review the ARIEL4 dataset, specifically to evaluate the risk:benefit of Rubraca in the third-line and later treatment indication. On July 22, 2022, the EMA recommended that Rubraca should no longer be authorized in the third-line and later treatment indication, and the European Commission will issue a final legally binding decision applicable in all EU Member States within the next 2 months which will conclude the Article 20 referral. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval for this indication is not affected by the voluntarily withdrawal of the later-line treatment indication, and Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca is marketed in each of Germany, United Kingdom, Italy, France, Spain, the Netherlands and Switzerland.

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

Based on the results of ATHENA-MONO, we are currently preparing an sNDA for submission to the FDA and a Type II variation for submission to the EMA for a first-line maintenance treatment indication for women with advanced ovarian cancer who have responded to first-line platinum-based chemotherapy. In early May 2022, the FDA recommended that we should not submit the first line maintenance sNDA until OS data from the ATHENA-MONO trial are as much as 50% mature, and if we do choose to submit prior to that, we should expect the FDA to require a discussion at an ODAC meeting in connection with its review of such sNDA submission. In addition, the FDA will consider overall survival data from other rucaparib clinical trials when it reviews the ATHENA-MONO dataset. We currently intend to submit the sNDA during the third quarter of 2022. There can be no assurances regarding the timing or outcome of the FDA review of the sNDA submission. Additionally, we continue to prepare a Type II variation for submission to the EMA for the same indication and plan to submit that filing in the third quarter of 2022 as well. There can be no assurances regarding the timing or outcome of the EMA review of the Type II variation submission.

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

Summary of ATHENA-MONO Safety Data

The safety of Rubraca observed in ATHENA-MONO was consistent with both the current US and European labels. The most common (≥5%) treatment-emergent grade 3/4 adverse events (“TEAEs”) among all patients treated with rucaparib in the monotherapy portion of the ATHENA study were anemia/decreased hemoglobin (28.7%), neutropenia (14.6%), ALT/AST increase (10.6%), and thrombocytopenia (7.1%). The discontinuation rate for TEAEs was 11.8% for rucaparib-treated patients and 5.5% for the placebo arm. The rate of treatment-emergent myelodysplastic syndrome (MDS)/acute myeloid leukemia (AML) in the rucaparib arm was 0.2%, and no patients on the placebo arm experienced treatment-emergent MDS/AML.

These data were presented at the ASCO Annual Meeting in June 2022 and simultaneously published in the Journal of Clinical Oncology.

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

The timing for the Phase 3 data readouts from the ATHENA-COMBO trial is contingent upon the occurrence of the protocol-specified PFS events.

We hold worldwide rights to Rubraca.

FAP-2286

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

We presented Phase 1 clinical data from LuMIERE in an oral presentation at the SNMMI 2022 Annual Meeting in June. Overall, in nine patients treated in the first two dose cohorts, 177Lu-FAP-2286 demonstrated a manageable safety profile and encouraging evidence of activity, including a confirmed RECIST partial response in one patient. In addition, we announced that updated data from an investigator-initiated Phase 1 study of FAP-2286 labelled with gallium-68 (68Ga-FAP-2286) as a novel imaging agent to identify metastatic cancer in patients with solid tumors were presented (NCT04621435) in an oral presentation at the SNMMI 2022 Annual Meeting.

The Phase 1 portion of the LuMIERE study is evaluating the safety of the investigational therapeutic agent 177Lu-FAP-2286 to identify the recommended Phase 2 dose and schedule. The safety and tumor uptake of the imaging agent 68Ga-FAP-2286 is also being evaluated, with plans for Phase 2 expansion cohorts in multiple tumor types to initiate in the fourth quarter of 2022.

Initial results from the Phase 1 portion of the ongoing Phase 1/2 LuMIERE study found TEAEs to be generally mild to moderate among the nine patients in the safety population receiving 3.7 or 5.55 GBq/dose of the investigational therapeutic agent 177Lu-FAP-2286. Three patients (33.3%) had a Grade ≥3 TEAE of back pain (11.1%), abdominal distension (11.1%), increased bilirubin (11.1%) and hyponatremia (11.1%); none were judged as related to 177Lu-FAP-2286. There was one serious adverse event (SAE) of back pain not related to 177Lu-FAP-2286. No dose-limiting toxicities were observed in the 3.7 or 5.55 GBq cohorts (n=3 evaluable in each cohort).

At the two dose levels evaluated to date, organ dosimetry revealed target organ exposure within the expected range to support administration of multiple doses. There was tumor uptake across a range of tumor types with prolonged tumor retention of 177Lu-FAP-2286 after dosing.

A confirmed RECIST partial response was reported in one heavily pre-treated patient in the 3.7 GBq dose cohort with pseudomyxoma peritonei of appendiceal origin who completed six administrations of 177Lu-FAP-2286. A decrease in the level of the serum tumor marker carcinoembryonic antigen was also observed in the patient over the course of 177Lu-FAP-2286 administration.

Recruitment for the third dose cohort (7.4 GBq) is ongoing.

The Company expects to present updated clinical data from the LuMIERE study at the 2022 European Association of Nuclear Medicine Annual Congress and initiating Phase 2 expansion cohorts in multiple tumor types in the fourth quarter of 2022.

In addition to investigating for therapeutic use FAP-2286 labeled with the beta particle-emitting lutetium-177, we are also exploring FAP-2286 labeled with the alpha particle-emitting actinium-225 (Ac-225).

We hold US and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey, and Israel), where 3BP retains rights. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would have global rights for any resulting product candidates.

Lucitanib

Lucitanib, another of our small molecule product candidates, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in certain populations of patients with endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The Phase 1b/2 LIO-1 study evaluated the combination of lucitanib and Opdivo in gynecologic cancers. Interim data from the non-clear cell ovarian cancer expansion cohort were presented at ASCO 2021 and the initial efficacy data do not support further development in non-clear cell ovarian cancer. The remaining three cohorts, which include non-clear cell endometrial, cervical and clear-cell ovarian and endometrial cancers, showed sufficient responses in stage one of each of the cohorts to advance to stage 2. The data from the cervical cohort were presented at the SGO 2022 Annual Meeting on Women’s Cancer in March 2022 and represent encouraging data in this subset of gynecological cancers. Phase 2 LIO-1 efficacy and safety data results across the different types of gynecologic cancers were presented at the ASCO 2022 Annual Meeting in June. However, given the competing priorities, including development of FAP-2286, we have determined that we will not pursue further development of lucitanib in gynecological cancers at this time.

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

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the six months ended June 30, 2022 and 2021, we have generated $66.4 million and $74.9 million, respectively, in product revenue related to sales of Rubraca.

We have never been profitable and, as of June 30, 2022, we had an accumulated deficit of $3,008.8 million. We incurred net losses of $131.5 million and $132.7 million for the six months ended June 30, 2022 and 2021, respectively. We had cash and cash equivalents totaling $94.6 million at June 30, 2022.

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

In the three and six months ended June 30, 2022, we recorded product revenue of $32.1 million and $66.4 million, respectively, related to sales of Rubraca. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the six months ended June 30, 2022, the supply of this free drug was approximately 23% of the overall commercial supply or the equivalent of $14.1 million in commercial value.

Our ability to generate product revenue for the quarter ended June 30, 2022 continued to be negatively affected by the COVID-19 pandemic, primarily due to the ongoing effect the pandemic has had on oncology treatment and practice, and in particular, the reduction in ovarian cancer diagnoses and fewer patient starts in the US in previous quarters as a result of COVID has continued to impact second-line maintenance treatment and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer. While it does appear that ovarian cancer diagnoses are reverting to pre-COVID levels, the effect of this increase is almost wholly observed on front-line treatments and will not likely impact the second-line indications for several quarters. In addition, we believe that the adoption of PARP inhibitors in the front-line setting is impacting the use of PARP inhibitors in the second-line setting in the US. As a result of the COVID-19 pandemic, our US and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel have not been allowed to visit hospitals since as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the US beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies has been limited.

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

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses decreased during the three and six months ended June 30, 2022 compared to the same period in the prior year. We expect research and development costs in the full year 2022 to be lower compared to 2021.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and six months ended June 30, 2022. However, we may see disruption during the remainder of 2022. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)
Rucaparib Expenses
Research and development	$14,495	$22,553	$32,487	$51,477
Rucaparib Total	14,495	22,553	32,487	51,477
FAP Expenses
Research and development	3,219	2,359	5,671	4,573
Acquired in-process research and development	—	2,204	—	2,204
FAP Total	3,219	4,563	5,671	6,777
Lucitanib Expenses
Research and development	1,156	2,572	2,841	5,069
Lucitanib Total	1,156	2,572	2,841	5,069
Rociletinib Expenses
Research and development	19	(82)	38	(65)
Rociletinib Total	19	(82)	38	(65)
Personnel and other expenses	17,537	18,357	37,639	37,510
Total	$36,426	$47,963	$78,676	$100,768

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

We expect selling, general and administrative expenses in the full year 2022 to be slightly lower compared to 2021.

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

Other Income and Expense

Other income and expense are primarily comprised of foreign currency gains and losses resulting from transactions with CROs, investigative sites and contract manufacturers where payments are made in currencies other than the US dollar. Other expense also includes interest expense recognized related to our convertible senior notes.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, revenue and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, intangible asset impairment, clinical trial accruals and share-based compensation expense. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Results of Operations

Comparison of Three Months Ended June 30, 2022 and 2021 (in thousands):

	Three months ended June 30,
	2022			2021
	US	ex-US	Total	US	ex-US	Total
Transaction price	$29,208	$15,961	$45,169	$35,431	$16,162	$51,593
Sales deductions:
Government rebates and chargebacks	(3,765)	(5,771)	(9,536)	(4,751)	(6,244)	(10,995)
Discounts and fees	(2,707)	(783)	(3,490)	(3,000)	(778)	(3,778)
Total sales deductions	(6,472)	(6,554)	(13,026)	(7,751)	(7,022)	(14,773)
Product revenue	22,736	9,407	32,143	27,680	9,140	36,820
Operating expenses:
External cost of sales - product	4,461	3,411	7,872	5,402	2,892	8,294
Cost of sales - intangible asset amortization	620	723	1,343	620	723	1,343
Research and development	34,409	2,017	36,426	43,774	1,985	45,759
Selling, general and administrative	26,574	6,016	32,590	26,351	6,567	32,918
Acquired in-process research and development	—	—	—	2,204	—	2,204
Other operating expenses	13,293	—	13,293	3,884	—	3,884
Total expenses	79,357	12,167	91,524	82,235	12,167	94,402
Operating loss	$(56,621)	$(2,760)	(59,381)	$(54,555)	$(3,027)	(57,582)
Other income (expense):
Interest expense			(9,674)			(8,770)
Foreign currency loss			(2,489)			(206)
Other income			171			107
Other income (expense), net			(11,992)			(8,869)
Loss before income taxes			(71,373)			(66,451)
Income tax benefit			41			3
Net loss			$(71,332)			$(66,448)

Product revenue. Total product revenue for the three months ended June 30, 2022 decreased compared to the same period in the prior year primarily due to fewer diagnoses and fewer patient starts in the US, primarily caused by the ongoing COVID-19 pandemic as there have been fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer.

US product revenue for the three months ended June 30, 2022 decreased $4.9 million compared to the same period in the prior year while ex-US product revenue for the three months ended June 30, 2022 increased $0.3 million compared to the same period in the prior year.

Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the three months ended June 30, 2022 was $22.7 million in the United States and $9.4 million outside of the United States. Total variable considerations remained consistent during the three months ended June 30, 2022 compared to the three months ended June 30, 2021 at 28.8% and 28.6% of the transaction price, respectively.

External cost of sales – product. Product cost of sales for the three months ended June 30, 2022 decreased compared to the same period in the prior year. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

US product cost of sales for the three months ended June 30, 2022 decreased $0.9 million compared to the same period in the prior year due to the decrease in product revenue.

Ex-US product cost of sales for the three months ended June 30, 2022 increased $0.5 million compared to the same period in the prior year due to the increase in product revenue.

Cost of sales – intangible asset amortization. In the three months ended June 30, 2022 and 2021, we recognized cost of sales of $1.3 million associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and development expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our US segment. Research and development expenses decreased during the three months ended June 30, 2022 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON3 study for prostate cancer and our ARIEL4 and ATHENA studies for ovarian cancer.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2022 remained consistent compared to the same period in the prior year.

Acquired in-process research and development. In April 2021, we made a milestone payment to 3BP under the license and collaboration agreement of $2.2 million as a result of the FDA’s acceptance of the IND for the treatment agent.

Other operating expenses. During the three months ended June 30, 2022 and 2021, we recognized other operating expenses related to our production train at Lonza. We expect these expenses to remain consistent during the remainder of 2022 due to our fixed facility fee each quarter since we expect to have sufficient inventory and do not plan to produce inventory at Lonza during the remainder of 2022.

For the three months ended June 30, 2022, we recognized $9.7 million related to an increase in our allowance for excess inventory. We analyzed our current inventory levels for excess quantities and obsolescence (expiration) and considered historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. After considering these factors, we determined that $9.7 million of finished goods is likely to expire before we can sell them.

Interest expense. Interest expense increased during the three months ended June 30, 2022 compared to the same period in the prior year primarily due to interest expense under our financing agreement related to our ATHENA trial.

Foreign currency loss. Foreign currency loss increased during the three months ended June 30, 2022, compared to the same period in the prior year due to transactions with vendors where payments were made in currencies other than the US dollar.

Comparison of Six Months Ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022			2021
	US	ex-US	Total	US	ex-US	Total
Transaction price	$60,017	$33,057	$93,074	$75,493	$27,240	$102,733
Sales deductions:
Government rebates and chargebacks	(7,749)	(12,432)	(20,181)	(9,836)	(10,368)	(20,204)
Discounts and fees	(5,024)	(1,479)	(6,503)	(6,276)	(1,380)	(7,656)
Total sales deductions	(12,773)	(13,911)	(26,684)	(16,112)	(11,748)	(27,860)
Product revenue	47,244	19,146	66,390	59,381	15,492	74,873
Operating expenses:
Cost of sales - product	9,295	6,647	15,942	11,560	5,002	16,562
Cost of sales - intangible asset amortization	1,241	1,445	2,686	1,241	1,445	2,686
Research and development	74,874	3,802	78,676	94,604	3,960	98,564
Selling, general and administrative	50,493	11,310	61,803	50,672	12,187	62,859
Acquired in-process research and development	—	—	—	2,204	—	2,204
Other operating expenses	17,023	—	17,023	7,591	—	7,591
Total expenses	152,926	23,204	176,130	167,872	22,594	190,466
Operating loss	(105,682)	(4,058)	(109,740)	(108,491)	(7,102)	(115,593)
Other income (expense):
Interest expense			(18,774)			(16,807)
Foreign currency loss			(3,468)			(752)
Other income			320			290
Other income (expense), net			(21,922)			(17,269)
Loss before income taxes			(131,662)			(132,862)
Income tax benefit			162			137
Net loss			$(131,500)			$(132,725)

Product Revenue. Total product revenue for the six months ended June 30, 2022 decreased compared to the same period in the prior year primarily due to fewer diagnoses and fewer patient starts in the US, primarily caused by the ongoing COVID-19 pandemic as there have been fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer.

US product revenue for the six months ended June 30, 2022 decreased $12.1 million compared to the same period in the prior year while ex-US product revenue for the six months ended June 30, 2022 increased $3.7 million compared to the same period in the prior year.

Product revenue is recorded net of variable considerations comprised of rebates, chargebacks and other discounts. Product revenue for the six months ended June 30, 2022 was $47.2 million in the United States and $19.1 million outside of the United States. Total variable considerations remained consistent during the six months ended June 30, 2022 and 2021 at 28.7% and 27.1% of the transaction price, respectively.

Cost of Sales – Product. Product cost of sales for the six months ended June 30, 2022 decreased primarily due to the decrease in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

US product cost of sales for the six months ended June 30, 2022 decreased $2.3 million compared to the same period in the prior year due to the decrease in product revenue.

Ex-US product cost of sales for the six months ended June 30, 2022 increased $1.6 million compared to the same period in the prior year due to the increase in product revenue

Cost of Sales – Intangible Asset Amortization. In the six months ended June 30, 2022 and 2021, we recognized cost of sales of $2.7 million associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our US segment. Research and development expenses decreased during the six months ended June 30, 2022 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON studies for prostate cancer and our ARIEL4, LODESTAR and ATHENA studies for ovarian cancer.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 2022 decreased $1.1 million compared to the same period in the prior year.

Acquired in-process research and development. In April 2021, we made a milestone payment to 3BP under the license and collaboration agreement of $2.2 million as a result of the FDA’s acceptance of the IND for the treatment agent.

Other Operating Expenses. During the six months ended June 30, 2022 and 2021, we recognized other operating expenses related to our dedicated production train at Lonza. We expect these expenses to remain consistent during the remainder of 2022 due to our fixed facility fee each quarter since we expect to have sufficient inventory and do not plan to produce inventory at Lonza during the remainder of 2022.

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

For the six months ended June 30, 2022, we recognized $9.7 million related to an increase in our allowance for excess inventory. We analyzed our current inventory levels for excess quantities and obsolescence (expiration) and considered historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. After considering these factors, we determined that $9.7 million of finished goods is likely to expire before we can sell them.

Interest Expense. Interest expense increased during the six months ended June 30, 2022 compared to the same period in the prior year due to a $3.4 million increase in interest expense under our financing agreement related to our ATHENA trial partially offset by $0.8 million decrease in interest expenses related to our convertible senior notes.

Foreign currency loss. Foreign currency loss increased during the six months ended June 30, 2022, compared to the same period in the prior year due to transactions with vendors where payments were made in currencies other than the US dollar.

Liquidity and Capital Resources

Going Concern and Management Plans

We have incurred significant net losses since inception and have relied on our ability to fund our operations through debt and equity financings. We expect operating losses and negative cash flows to continue for the foreseeable future even with Rubraca generating revenues. Rubraca revenues have not been consistent in prior quarters, mainly as a result of the impact of COVID-19 and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer, which has made forecasting revenues difficult. In addition to factors described, future Rubraca revenues will depend, in part, on the timing and extent of any increase in the number of patient visits and diagnoses and their impact on second-line maintenance new patient starts but to a larger extent on our ability to expand the label for Rubraca in the first-line maintenance setting based the results of the ATHENA-MONO trial, which forms the basis of our planned sNDA submission to the FDA in the third quarter of 2022 and the Type II variation submission to the EMA in the third quarter of 2022, and ultimately our ability to compete against two competitors with existing and established labels in the first-line maintenance indication. Until we obtain these approvals (which are uncertain given our interactions with the FDA and EMA described elsewhere in this report), it is unlikely that Rubraca revenues will return to pre-COVID levels and may continue to erode, and any such recovery of revenues is expected to take several quarters from that point forward to have a meaningful impact on our financial results. We do not expect to generate a sufficient amount of Rubraca revenues to finance our cash requirements in the foreseeable future, and which we may never be able to do in sufficient amounts. We require significant cash resources to execute our business plans and we will need to raise additional cash to continue to fund our operating plan. We cannot be certain that additional funding will be available on acceptable terms, or at all, especially given that we will need our stockholders to approve an amendment to our certificate of incorporation to increase the number of shares of common stock that we are authorized to issue. The aforementioned factors, which are largely outside of our control, raise substantial doubt about our ability to continue as a going concern within one year from the date of filing of this quarterly report.

Based on our current cash, cash equivalents and liquidity available under our ATHENA clinical financing agreement, together with current estimates for revenues generated by sales of Rubraca, we will need to raise additional capital in the near term in order to fund our operating plan and to continue as a going concern beyond February 2023.

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

Our stockholders did not approve a proposed reverse stock split of our common stock at our 2022 Annual Meeting of Stockholders, which would have had the effect of increasing the number of authorized but unissued and unreserved shares of our common stock that are available to be issued. Although approximately 58% of shares voted supported the proposal, the affirmative vote of holders of a majority of our issued and outstanding shares of common stock was necessary for this proposal to be approved. We are currently exploring alternatives and strategies to increase the number of shares of that are voted at our stockholders meetings, including more outreach and engagement with our stockholders and also the offer and sale of super-voting mirrored preferred stock that have been utilized by some of our peers in similar situations. However, until we are able to successfully gain the approval of our stockholders for an increase in our authorized shares of common stock through an amendment to our certificate of incorporation, we will not be able to raise sufficient additional capital through public or private equity offerings (or offerings of securities convertible into our equity securities). We cannot be certain that we will be able to successfully increase the number of authorized but unissued and unreserved shares of our common stock that are available to be issued.

We currently only have capacity to issue approximately $14.2 million of additional shares of common stock under our previously established ATM Program, assuming the remaining authorized but unissued shares of our common stock are sold at an offering price of $1.65 per share, the closing price of our common stock on the Nasdaq Global Select Market on August 3, 2022. There can be no assurance that we will be able to sell any shares of our common stock under the ATM Program or regarding the price at which we will be able to sell any such shares, and any sales of shares of our common stock under the ATM Program may be at prices that result in additional dilution to existing stockholders of the Company. Even in the event we are able to sell the remaining shares of common stock under our ATM Program, the proceeds resulting from such sales would only be sufficient to fund our operating plan for approximately one additional month beyond the current forecast. The purchase of shares in the ATM Program at this point, without us having secured other sources of financing that alone or in combination will provide us with longer term liquidity, is very risky and highly speculative and may result in a complete loss of investment in the near future if we are unable to continue as a going concern.

In light of our inability to raise sufficient capital through potential equity offerings (or offerings of securities convertible into equity securities), we are considering other sources of funding, potentially through incurring further indebtedness or entering into strategic partnerships or licensing arrangements for one or more of our products or product candidates in which we may have to give up certain of our future commercialization or other rights to obtain interim funding. We are exploring various partnership and licensing arrangements for our products and product candidates outside the US, some of which depend on our ability to generate positive data from our clinical studies and resolving the current uncertainty around the timing of and our ability to obtain label expansions through regulatory approvals. Additionally, we are currently in preliminary discussions related to partnering certain development and commercialization rights to FAP-2286, for which we seek consideration such as an upfront payment and additional payments in the form of milestones, research and development support and royalties. However, we expect that a significant portion of the consideration would be contingent on future events. No assurances can be made that we will be successful in reaching agreement or entering into such potential arrangement, or that if we do enter into a definitive agreement, that the timing and amounts of such payments, including contingent payments, would be sufficient to meet our liquidity needs in the absence of other sources of funding.

In the event that we are unable to raise sufficient additional capital, which is dependent on factors outside of our control, we will need to cut expenses further, including potentially delaying, scaling back, or eliminating certain of our pipeline development programs, and undertake a more significant restructuring of our operations, in order to continue as a going concern and fund our committed obligations and working capital requirements. We have not committed to executing these actions at this time and we estimate that doing so would only save cash sufficient to fund our operating plan for approximately two additional months, at most, beyond the current forecast of February 2023. There can be no assurances that we will be able to achieve such a restructuring or that such a restructuring will be successful over the long term to allow us to fund our requirements and our plan to invest sufficient amounts to fund the development of FAP-2286 to its potential. Certain covenants in our financing agreements and indentures also limit our ability to undertake certain restructuring or cost cutting initiatives without triggering a default or a “fundamental change” (right of the holders of our convertible senior notes to require us to repurchase up to $443.0 million in principal amount).

For us to raise sufficient capital to fund our operating plan and to continue as a going concern beyond February 2023, we will most likely need to successfully complete some combination of the partnership opportunities described above and additional equity financings beyond the current ATM Program. We are continuing to evaluate, together with our partners and advisors, our strategic options to provide us the liquidity runway we need to successfully implement our business plans.

Sources and Uses of Cash

The following table sets forth the primary sources and uses of cash for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months ended June 30,
	2022	2021

Net cash used in operating activities	$(93,622)	$(108,645)
Net cash used in investing activities	(108)	(154)
Net cash provided by financing activities	47,001	99,316
Effect of exchange rate changes on cash and cash equivalents	(2,120)	(542)
Net decrease in cash and cash equivalents	$(48,849)	$(10,025)

Operating Activities

Net cash used in operating activities was lower during the six months ended June 30, 2022 compared to the same period in the prior year due to a non-cash item of $9.7 million related to an increase in our allowance for excess inventory. We analyzed our current inventory levels for excess quantities and obsolescence (expiration) and considered historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. After considering these factors, we determined that $9.7 million of finished goods is likely to expire before we can sell them. There were also changes to components of working capital related to accounts receivable, inventory, prepaid and accrued research and development expenses and accounts payable.

Investing Activities

There were no significant investing activities during the six months ended June 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2022 included $28.6 million net proceeds resulting from our “at the market” offerings that occurred during January through March 2022 and $18.0 million proceeds from borrowings under our financing agreement related to our ATHENA trial.

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

The issuance and sale of the shares under the Distribution Agreement were be made pursuant to our effective registration statement on Form S-3 filed with the US Securities and Exchange Commission (the “SEC”) on February 25, 2021 (File No. 333-253485) as amended by pre-effective Amendment No. 1 thereto filed with the SEC on May 5, 2021. The offering is described in the Company’s prospectus dated May 7, 2021, as supplemented by a prospectus supplement dated May 17, 2021, as filed with the SEC on May 17, 2021. We have used and intend to use the net proceeds of this offering for general corporate purposes, including funding of our development programs, sales and marketing expenses associated with Rubraca, repayment, repurchase or refinance of our debt obligations, payment of milestones pursuant to our license agreements, general and administrative expenses, acquisition or licensing of additional product candidates or businesses and working capital.

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

As of June 30, 2022, we had cash and cash equivalents totaling $94.6 million and total current liabilities of $121.3 million.

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

Impact of COVID-19 Pandemic

Our ability to generate product revenue for the quarter ended June 30, 2022 continued to be negatively affected by the COVID-19 pandemic, primarily due to the ongoing effect the pandemic has had on oncology treatment and practice, and in particular, the reduction in ovarian cancer diagnoses and fewer patient starts in the US in previous quarters as a result of COVID has continued to impact second-line maintenance treatment and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer. While it does appear that ovarian cancer diagnoses are reverting to pre-COVID levels, the effect of this increase is almost wholly observed on front-line treatments and will not likely impact the second-line indications for several quarters. In addition, we believe that the adoption of PARP inhibitors in the front-line setting is impacting the use of PARP inhibitors in the second-line setting in the US. As recently reported by a competitor, ovarian cancer diagnoses are down approximately 29% from pre-pandemic levels and in the fourth quarter of 2021, new patient starts for PARP inhibitors across all indications were down 19% compared to the first quarter of 2021 and down 26% compared to the first quarter of 2020. As a result of the COVID-19 pandemic, our US and European sales forces have had physical access to hospitals, clinics, doctors and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel were not allowed to visit hospitals beginning as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the U.S beginning in May 2020, but our physical access to hospital, clinics, doctors and pharmacies remains limited. It is difficult to discern or predict any trend in new patient starts due to the unpredictability of the COVID-19 situation and the changing competitive landscape.

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

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and six months ended June 30, 2022. However, we may see disruption during the remainder of 2022. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

We are exposed to market risk related to changes in interest rates. As of June 30, 2022, we had cash and cash equivalents of $94.6 million, consisting of bank demand deposits, money market funds and US treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of US interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigative sites and contract manufacturers globally where payments are made in currencies other than the US dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Lonza, a Swiss company, for the long-term manufacture and supply of the API for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a production train were made in Swiss Francs. Once the production train became operational in October 2018, we were obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025. As discussed in Note 14, Commitments and Contingencies, we amended this agreement in June 2021, resulting in the derecognition of the lease components recognized under the original agreement.

As of June 30, 2022, $35.1 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss Francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar was to strengthen by 10% compared to the value of Swiss Franc as of June 30, 2022, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $3.2 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $3.9 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of June 30, 2022 and December 31, 2021, approximately 4% of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of June 30, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INDEX TO EXHIBITS

o
Exhibit
Number	Exhibit Description

3.1(28)	Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.2(17)	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Clovis Oncology, Inc.

3.3(5)	Amended and Restated Bylaws of Clovis Oncology, Inc.

3.4(20)	Amendment No. 1 to the Amended and Restated Bylaws of Clovis Oncology, Inc.

4.1(3)	Form of Common Stock Certificate of Clovis Oncology, Inc.

4.2(13)	Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.3(13)	First Supplemental Indenture dated as of April 19, 2018, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A.

4.4(18)	Indenture dated as of August 13, 2019, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee.

4.5(19)	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

4.6(22)	Indenture dated as of November 17, 2020, by and between Clovis Oncology, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the 2024 Notes (2020 Issuance).

10.1*(4)	License Agreement, dated as of June 2, 2011, by and between Clovis Oncology, Inc. and Pfizer Inc.

10.2+(1)	Clovis Oncology, Inc. 2009 Equity Incentive Plan.

10.3+(4)	Clovis Oncology, Inc. 2011 Stock Incentive Plan.

10.4+(26)	Clovis Oncology, Inc. Amended and Restated 2020 Stock Incentive Plan.

10.5+(1)	Form of Clovis Oncology, Inc. 2009 Equity Incentive Plan Stock Option Agreement.

10.6+(4)	Form of Clovis Oncology, Inc. 2011 Stock Incentive Plan Stock Option Agreement.

10.7+(21)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Option Agreement.

10.8+(21)	Form of Clovis Oncology, Inc. 2020 Stock Incentive Plan Restricted Stock Unit Agreement.

10.9+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.10+(3)	Employment Agreement, dated as of August 24, 2011, by and between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.11+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Paul Klingenstein.

10.12+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and James C. Blair.

10.13+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Edward J. McKinley.

10.14+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Thorlef Spickschen.

10.15+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and M. James Barrett.

10.16+(1)	Indemnification Agreement, dated as of May 15, 2009, between Clovis Oncology, Inc. and Brian G. Atwood.

10.17+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Patrick J. Mahaffy.

10.18+(1)	Indemnification Agreement, dated as of May 12, 2009, between Clovis Oncology, Inc. and Gillian C. Ivers-Read.

10.19+(4)	Clovis Oncology, Inc. 2011 Cash Bonus Plan.

10.20+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Ginger L. Graham.

10.21+(2)	Indemnification Agreement, dated as of June 13, 2013, between Clovis Oncology, Inc. and Keith Flaherty.

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

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Filed as an exhibit with the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on June 23, 2011.
(2)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 14, 2013.

(3)	Filed as an exhibit with Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on August 31, 2011.
(4)	Filed as an exhibit with Amendment No. 3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-175080) on October 31, 2011.
(5)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on March 15, 2012.
(6)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 19, 2013.
(7)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 1, 2016.
(8)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 4, 2016.
(9)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 29, 2016.
(10)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 23, 2017.
(11)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 4, 2017.
(12)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 7, 2017.
(13)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 19, 2018.
(14)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on October 12, 2018.
(15)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 28, 2019.
(16)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on May 2, 2019.
(17)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 6, 2019.
(18)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on August 13, 2019.
(19)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K on February 26, 2020.
(20)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on April 16, 2020.
(21)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 4, 2020.
(22)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on November 17, 2020.
(23)	Filed as an exhibit with the Registrant’s Annual Report on Form 10-K (File No. 001-35347) on February 25, 2021.
(24)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on May 5, 2021.
(25)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on July 13, 2021.
(26)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on August 4, 2021.
(27)	Filed as an exhibit with the Registrant’s Quarterly Report on Form 10-Q on November 3, 2021.
(28)	Filed as an exhibit with the Registrant’s Current Report on Form 8-K (File No. 001-35347) on June 9, 2022.

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

Date: August 8, 2022	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive Vice President and Chief Financial Officer