Form 10-Q
period 2022-09-30
Clovis Oncology, Inc.
filed 2022-11-09
CIK 1466301

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2022.

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

The number of outstanding shares of the registrant’s common stock, par value $0.001 per share, as of November 4, 2022 was 144,955,263.

CLOVIS ONCOLOGY, INC.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except per share amounts)

`	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Product revenue	$30,663	$37,916	$97,052	$112,789
Operating expenses:
Cost of sales - product	7,265	8,506	23,207	25,068
Cost of sales - intangible asset amortization	1,343	1,343	4,029	4,028
Research and development	30,787	46,222	109,463	144,786
Selling, general and administrative	30,380	32,196	92,183	95,055
Acquired in-process research and development	—	3,272	—	5,477
Other operating expenses	5,123	3,841	22,146	11,431
Total expenses	74,898	95,380	251,028	285,845
Operating loss	(44,235)	(57,464)	(153,976)	(173,056)
Other income (expense):
Interest expense	(9,863)	(8,786)	(28,637)	(25,593)
Foreign currency loss	(2,073)	(1,248)	(5,540)	(2,001)
Other income	192	101	511	392
Other income (expense), net	(11,744)	(9,933)	(33,666)	(27,202)
Loss before income taxes	(55,979)	(67,397)	(187,642)	(200,258)
Income tax (expense) benefit	(35)	(13)	127	125
Net loss	(56,014)	(67,410)	(187,515)	(200,133)
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	932	415	2,525	349
Other comprehensive income (loss)	932	415	2,525	349
Comprehensive loss	$(55,082)	$(66,995)	$(184,990)	$(199,784)

Loss per basic and diluted common share:
Basic and diluted net loss per common share	$(0.39)	$(0.56)	$(1.32)	$(1.80)
Basic and diluted weighted average common shares outstanding	144,625	121,217	142,312	111,377

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Balance Sheets

(In thousands, except for share amounts)

	September 30,
	2022	December 31,
	(Unaudited)	2021

ASSETS
Current assets:
Cash and cash equivalents	$58,320	$143,428
Accounts receivable, net	19,453	26,868
Inventories, net	11,419	13,688
Prepaid research and development expenses	5,032	2,397
Other current assets	7,985	11,706
Total current assets	102,209	198,087
Inventories	91,635	109,848
Property and equipment, net	4,851	6,554
Right-of-use assets, net	16,664	19,109
Intangible assets, net	56,343	60,371
Goodwill	63,074	63,074
Other assets	11,999	15,790
Total assets	$346,775	$472,833
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$18,123	$27,308
Accrued research and development expenses	23,375	35,121
Lease liabilities	3,454	3,414
Convertible senior notes	438,320	—
Borrowings under financing agreement	222,055	8,500
Other accrued expenses	42,543	50,871
Total current liabilities	747,870	125,214
Long-term lease liabilities - less current portion	16,791	19,731
Convertible senior notes	—	436,772
Borrowings under financing agreement - less current portion	—	169,956
Total liabilities	764,661	751,673
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock, par value $0.001 per share; 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value per share, 200,000,000 shares authorized at September 30, 2022 and December 31, 2021; 144,804,422 and 129,109,543 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	145	129
Additional paid-in capital	2,687,640	2,641,712
Accumulated other comprehensive loss	(40,905)	(43,430)
Accumulated deficit	(3,064,766)	(2,877,251)
Total stockholders' deficit	(417,886)	(278,840)
Total liabilities and stockholders' deficit	$346,775	$472,833

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2022	129,109,543	$129	$2,641,712	$(43,430)	$(2,877,251)	$(278,840)
Issuance of common stock, net of issuance costs	13,870,410	14	28,622	—	—	28,636
Issuance of common stock from vesting of restricted stock units	889,273	1	(1)	—	—	—
Share-based compensation expense	—	—	6,632	—	—	6,632
Foreign currency translation adjustments	—	—	—	435	—	435
Net loss	—	—	—	—	(60,169)	(60,169)
March 31, 2022	143,869,226	144	2,676,965	(42,995)	(2,937,420)	(303,306)
Issuance of common stock from vesting of restricted stock units	347,079	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	256,428	—	392	—	—	392
Share-based compensation expense	—	—	5,402	—	—	5,402
Foreign currency translation adjustments	—	—	—	1,158	—	1,158
Other financing costs	—	—	(9)	—	—	(9)
Net loss	—	—	—	—	(71,332)	(71,332)
June 30, 2022	144,472,733	144	2,682,750	(41,837)	(3,008,752)	(367,695)
Issuance of common stock from vesting of restricted stock units	331,689	1	—	—	—	1
Share-based compensation expense	—	—	4,890	—	—	4,890
Foreign currency translation adjustments	—	—	—	932	—	932
Net loss	—	—	—	—	(56,014)	(56,014)
September 30, 2022	144,804,422	$145	$2,687,640	$(40,905)	$(3,064,766)	$(417,886)

				Accumulated
			Additional	Other
	Common Stock		Paid-In	Comprehensive	Accumulated
	Shares	Amount	Capital	Income (Loss)	Deficit	Total

	(in thousands, except for share amounts)
January 1, 2021	103,699,109	$104	$2,498,179	$(44,304)	$(2,612,727)	$(158,748)
Exercise of stock options	5,609	—	27	—	—	27
Issuance of common stock from vesting of restricted stock units	853,239	1	(1)	—	—	—
Share-based compensation expense	—	—	4,039	—	—	4,039
Foreign currency translation adjustments	—	—	—	(80)	—	(80)
Net loss	—	—	—	—	(66,277)	(66,277)
March 31, 2021	104,557,957	105	2,502,244	(44,384)	(2,679,004)	(221,039)
Exercise of stock options	1,478	—	9	—	—	9
Issuance of common stock from vesting of restricted stock units	193,936	—	—	—	—	—
Issuance of common stock under employee stock purchase plan	158,382	—	647	—	—	647
Share-based compensation expense	—	—	7,362	—	—	7,362
Foreign currency translation adjustments	—	—	—	14	—	14
Issuance of common stock, net of issuance costs	13,492,231	13	72,459	—	—	72,472
Net loss	—	—	—	—	(66,448)	(66,448)
June 30, 2021	118,403,984	$118	$2,582,721	$(44,370)	$(2,745,452)	$(206,983)
Issuance of common stock from vesting of restricted stock units	189,047	1	—	—	—	1
Share-based compensation expense	—	—	7,001	—	—	7,001
Foreign currency translation adjustments	—	—	—	415	—	415
Issuance of common stock, net of issuance costs	9,379,976	9	41,506	—	—	41,515
Net loss	—	—	—	—	(67,410)	(67,410)
September 30, 2021	127,973,007	$128	$2,631,228	$(43,955)	$(2,812,862)	$(225,461)

See accompanying Notes to Unaudited Consolidated Financial Statements

CLOVIS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended September 30,
	2022	2021

Operating activities
Net loss	$(187,515)	$(200,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation expense	16,924	18,402
Depreciation and amortization	5,714	6,498
Amortization of debt issuance costs	1,685	1,876
Allowance for excess inventory	11,209	—
Other	1,120	1,300
Changes in operating assets and liabilities:
Accounts receivable	5,468	399
Inventory	14,068	8,988
Prepaid and accrued research and development expenses	(12,337)	164
Other operating assets and liabilities	3,058	(4,210)
Accounts payable	(8,313)	(2,828)
Other accrued expenses	14,687	14,830
Net cash used in operating activities	(134,232)	(154,714)
Investing activities
Purchases of property and equipment	(197)	(243)
Net cash used in investing activities	(197)	(243)
Financing activities
Proceeds from sale of common stock, net of issuance costs	28,628	113,988
Payment of convertible senior notes	—	(64,418)
Proceeds from borrowings under financing agreement	24,159	37,730
Proceeds from the exercise of stock options and employee stock purchases	392	683
Payments on finance leases	—	(780)
Payments on other long-term liabilities	—	(213)
Net cash provided by financing activities	53,179	86,990
Effect of exchange rate changes on cash and cash equivalents	(3,858)	(313)
Decrease in cash and cash equivalents	(85,108)	(68,280)
Cash and cash equivalents at beginning of period	143,428	240,229
Cash and cash equivalents at end of period	$58,320	$171,949
Supplemental disclosure of cash flow information:
Cash paid for interest	$8,323	$9,196
Non-cash investing and financing activities:
Vesting of restricted stock units	$2,680	$9,193

See accompanying Notes to Unaudited Consolidated Financial Statements.

CLOVIS ONCOLOGY, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business

Clovis Oncology, Inc. (together with its consolidated subsidiaries, the “Company,” “Clovis,” “we,” “our,” “us”) is a biopharmaceutical company focused on acquiring, developing and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, for those indications that require them, diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use. We have in-licensed or acquired rights to oncology compounds in all stages of development. In exchange for the right to develop and commercialize these compounds, we have provided the licensor with a combination of upfront payments, milestone payments and royalties on future sales. In addition, we have assumed the responsibility for future drug development and commercialization costs. We currently operate in two segments. Since inception, our operations have consisted primarily of developing in-licensed compounds, evaluating new product acquisition candidates and general corporate activities and since 2016 we have also marketed and sold products.

Our marketed product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for an indication specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and also an indication specific to metastatic castration-resistant prostate cancer (“mCRPC”). Rubraca received an approval from the United States Food and Drug Administration (“FDA”) in April 2018 for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication. In June 2022, we voluntarily withdrew the initial indication for Rubraca covering the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies, for which approval was received from the FDA in December 2016.

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC and could serve as the basis for a potential second-line label expansion. We released the initial data readout from TRITON3 early in October 2022.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In April 2022, we submitted to the EMA the top-line final OS data from the Phase 3 ARIEL4 study of Rubraca versus chemotherapy in relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. We voluntarily requested this treatment indication be withdrawn in Europe after the EMA initiated a non-Pharmacovigilance Article 20 referral procedure to review the ARIEL4 dataset, specifically to evaluate the risk: benefit of Rubraca in the third-line and later treatment indication. On July 22, 2022, the EMA recommended that Rubraca should no longer be authorized in the third-line and later treatment indication, and the European Commission issued a final legally binding decision applicable in all EU Member States in September 2022, which concluded the Article 20 referral. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval for this indication is not affected by the voluntarily withdrawal of the later-line treatment indication, and Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca is marketed in each of Germany, United Kingdom, Italy, France, Spain, the Netherlands, and Switzerland.

Beyond our labeled indications, we continue to evaluate Rubraca in the ATHENA Phase 3 study under a clinical collaboration with Bristol Myers Squibb Company (“Bristol Myers Squibb”) to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca in front-line ovarian cancer maintenance treatment.

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

Based on the results of ATHENA-MONO, we submitted a supplemental New Drug Application (“sNDA”) to the FDA and a Type II variation to the European Medicines Agency (“EMA”) for a first-line maintenance treatment indication for women with advanced ovarian cancer who have responded to first-line platinum-based chemotherapy in August 2022. In early May 2022, the FDA recommended that we should not submit the first line maintenance sNDA until overall survival (“OS”) data from the ATHENA-MONO trial are as much as 50% mature, and if we do choose to submit prior to that, we should expect the FDA to require a discussion at an Oncologic Drugs Advisory Committee (“ODAC”) meeting in connection with its review of such sNDA submission. In addition, the FDA will consider OS data from other rucaparib clinical trials when it reviews the ATHENA-MONO dataset. On November 4, 2022, we received from the FDA the Day-74 letter, which notifies an applicant of issues identified during the filing review phase. The letter confirmed that the sNDA has been accepted for a standard review with a PDUFA date of June 25, 2023. The FDA reiterated that the current OS data from the ATHENA-MONO trial are immature and expressed the view that the current trends of certain OS HR estimates indicate that there may be potential harm for patients in certain sub-groups. The OS data submitted in the sNDA application were immature at 15.8% (HRD) and 24.7% (ITT) with no statistically significant differences between rucaparib and control. Our initial estimates suggest that we would reach 50% maturity in approximately 1.5 years. The FDA further indicated that PFS improvement alone may not be sufficient to support an overall positive benefit-risk assessment in a maintenance treatment setting, as, in the FDA’s opinion, Rubraca is adding toxicity during a time when patients would otherwise not be on any treatment. While the letter did not refer to an ODAC, there can be no assurances regarding whether an ODAC will be scheduled, or the timing or outcome of the FDA review of the sNDA submission and the timing or outcome of the EMA review of the Type II variation submission.

The timing for the Phase 3 data readouts from the ATHENA-COMBO trial is contingent upon the occurrence of the protocol-specified PFS events, currently estimated to occur in the fourth quarter of 2023.

We hold worldwide rights to Rubraca.

FAP-2286 is our initial product candidate to emerge from our targeted radionuclide collaboration with 3B Pharmaceuticals GmbH (“3BP”). FAP-2286 is a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein (“FAP”). PTRT uses cancer cell-targeting peptides to deliver radiation-emitting radionuclides specifically to tumors. Following the clearance by the FDA of two INDs submitted in December 2020 to support the use of FAP-2286 as an imaging and treatment agent, we initiated the Phase 1 portion of the LuMIERE clinical study in June 2021. LuMIERE is a Phase 1/2 study of FAP-2286 labeled with lutetium-177 (177Lu-FAP-2286) evaluating the compound in patients with advanced solid tumors to determine the dose, schedule, and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. We are currently enrolling patients in the third dose cohort, and we plan to initiate Phase 2 expansion cohorts during the first quarter of 2023. FAP-2286 labeled with gallium-68 (68Ga-FAP-2286) is being utilized to identify tumors that contain FAP for treatment in this study.

We presented Phase 1 clinical data from LuMIERE in an oral presentation at the Society of Nuclear Medicine & Molecular Imaging (“SNMMI”) 2022 Annual Meeting in June. In October 2022, we presented updated Phase 1 clinical data from LuMIERE at the 35th Annual European Association of Nuclear Medicine (“EANM”) Congress. In addition to investigating for therapeutic use FAP-2286 labeled with the beta particle-emitting lutetium-177, we are also exploring FAP-2286 labeled with the alpha particle-emitting actinium-225 (Ac-225).

We hold US and global rights to FAP-2286, excluding Europe (defined to include Russia, Turkey, and Israel), where 3BP retains rights. We are also collaborating with 3BP on a discovery program directed to up to three additional, undisclosed targets for targeted radionuclide therapy, to which we would have global rights for any resulting product candidates.

Lucitanib, another of our small molecule product candidates, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in certain populations of patients with endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The Phase 1b/2 LIO-1 study evaluated the combination of lucitanib and Opdivo in gynecologic cancers. Although interim data from LIO-1 suggested promising activity of the combination, given the competing priorities, including development of FAP-2286, we have determined that we will not pursue further development of lucitanib in gynecological cancers at this time.

We hold the global (excluding China) development and commercialization rights for lucitanib.

Going Concern and Management Plans

We require significant cash resources to execute our business plans. Based on our current cash and cash equivalents, together with current estimates for revenues to be generated by sales of Rubraca, we will not have sufficient liquidity to maintain our operations beyond January 2023. Given the recent regulatory developments that may have significant impact on current revenues and the commercial potential of Rubraca and the continuing challenges we face in raising additional capital, including as a result of the uncertain market potential of Rubraca, a potential bankruptcy filing in the very near term looks increasingly probable as a way to preserve the value of our business and assets for the benefit of our stakeholders, as further described below, though we continue to evaluate our strategic options and continue to discuss in and out of bankruptcy financing options with our creditors and other parties.

We have incurred significant net losses since inception and have relied, almost entirely, on debt and equity financings to fund our operations. We expect operating losses and negative cash flows to continue for the foreseeable future even with Rubraca generating revenues. Rubraca revenues have not been consistent in prior quarters and have been trending downward during the past two years, initially as a result of the impact of COVID-19 pandemic on patient visits and diagnoses, but more recently primarily as a result of competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer (indications for which competing products are approved).

Moreover, over the past few months, a new focus by the FDA and the EMA on mature OS data for drugs previously approved based on achieving PFS as a primary endpoint has led to withdrawals of certain later line indications in ovarian cancer for Rubraca and each of the other PARP inhibitors on the market with a later line treatment indication in ovarian cancer. In addition, FDA had scheduled an ODAC meeting in November 2022 to review another PARP-inhibitor, Zejula (niraparib) (GlaxoSmithKline (“GSK”)), to seek advice on whether its second-line maintenance indication in ovarian cancer should be withdrawn from the labeling on the basis of the final OS data from the trial that supported approval for Zejula in that indication. In late October 2022, the FDA cancelled that ODAC meeting, indicating that it was no longer necessary. While neither the FDA nor GSK have publicly stated the reason for cancelation of the meeting, if the outcome of discussions between the FDA and GSK is a withdrawal or narrowing of that indication, we cannot assure you that the FDA would not seek to similarly limit our second line maintenance indication in ovarian cancer. As a substantial portion of our Rubraca revenue is attributable to that indication, we would expect that a limiting of our second line maintenance indication could result in a significant impact on our revenue, although the timing and magnitude of such impact is not currently ascertainable. This focus by the FDA on OS data has created uncertainty with respect to the timing, likelihood and scope of an approval for the sNDA we filed with the FDA, and may result in uncertainty with respect to the Type II variation we filed with the EMA, for first-line maintenance treatment indication in ovarian cancer, which we had been planning on to finally level the competitive landscape with our two competitors that have existing and established labels in the first-line maintenance treatment indication setting.

This new regulatory framework has created an uncertain commercial landscape for Rubraca (and to a certain extent, other PARP inhibitors) and has impacted the perceived market opportunity and revenue potential for Rubraca (and to a certain extent, other PARP inhibitors).

We require significant cash resources to execute our business plans, and our revenues are a significant portion of those cash resources. Based on our current cash and cash equivalents, together with current estimates for revenues to be generated by sales of Rubraca, we must raise additional capital in the near term in order to fund our operating plan and to continue as a going concern beyond January 2023.

It appears increasingly unlikely that additional funding will be available on acceptable terms or at all outside of a Chapter 11 bankruptcy process. Our ability to raise capital is severely limited. We have not been able to access the equity capital markets that we have traditionally relied on in sufficient amount to fund our operating plan given our low stock price over the past six months and the generally unfavorable market conditions, particularly in the biopharma sector. Also, we only have a small number of unissued shares of common stock that we are authorized to issue, and once again this year our stockholders did not approve an amendment to our certificate of incorporation to increase our authorized capital stock. Given our current circumstances, it is highly unlikely that we will be able to access our previously established “at-the-market” offering program (“ATM Program”) in the near future.

In light of our inability to raise sufficient capital through equity offerings (or offerings of securities convertible into equity securities), we are considering other sources of funding, potentially through incurring further indebtedness or entering into strategic partnerships or licensing arrangements for one or more of our products or product candidates in which we may have to give up certain of our future commercialization or other rights to obtain interim funding. During the past quarter, we advanced our previously announced efforts to explore our strategic options, including identifying potential partners and/or purchasers for our products and development programs. We are in active discussions on a potential sub-licensing arrangement for Rubraca outside the US, but the regulatory uncertainty around our ability to obtain a more competitive label for Rubraca has made it more difficult to reach agreement on financial terms and on timing of a transaction. Additionally, we are also in active discussions for a sale of our license rights to FAP-2286, for which we seek consideration such as an upfront payment and additional payments in the form of milestones and research and development support. However, we expect that a significant portion of the consideration in both transactions would be contingent on future events. No assurances can be made that we will be successful in reaching agreement or entering into such potential transactions, or that if we do enter into a definitive agreement, that the timing and amounts of such payments, including contingent payments, would be sufficient to meet our liquidity needs in the absence of other sources of funding. These discussions have also been hampered by concerns raised by these potential partners and purchasers about our liquidity position and ability to continue as a going concern.

During the past quarter, we have also continued to aggressively manage our expenses. We implemented a workforce reduction in the US on November 7, 2022 consisting of 115 employees, which we anticipate will yield annual cost savings of approximately $29 million per year (excluding one-time severance costs of $4.0 million related to such terminations), but the full impact of those cost savings will not be realized until 2023. We have also reduced discretionary selling, general, and administrative and research and development expenses. We have engaged financial, restructuring, and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure.

During the quarter, we also engaged in further discussions and negotiations with certain of our existing creditors, lenders and vendors to defer certain of our obligations and/or to loan us additional funds to bridge our cash requirements until we can reach definitive agreements on our partnering and sale of assets transactions and potentially to a further point until we have greater clarity from the FDA and EMA on the potential to receive approval for first-line maintenance treatment for Rubraca in the second quarter of 2023. However, we have not been able to reach agreement on such additional financing on terms that we view as reasonable and preserves the value of our assets and business for the benefit of all our relevant stakeholders. We did however elect to not make the interest payment in the amount of $1.9 million in respect of our 1.25% Convertible Senior Notes due 2025 that was due on November 1, 2022. Under the indenture governing these notes, we have a 30-day grace period from the due date to make this interest payment before such nonpayment constitutes an “event of default” under the indenture with respect to such notes. We have chosen to enter this grace period as we continue our discussions with certain creditors in connection with our evaluation of strategic alternatives. Separately, we are in discussions with Pfizer, Inc. to defer certain royalty payments due under our in-license agreement in respect of sales of Rubraca during the quarter ended September 30, 2022 in the amount of $4.3 million and the quarter ending December 31, 2022 until March 31, 2023, plus interest thereon from the date such payments would otherwise be payable under the license agreement until actually paid.

The aforementioned factors, which are largely outside of our control, raise substantial doubt about our ability to continue as a going concern in the near term, and certainly within one year from the date of filing of this quarterly report. Given the concerns about our long term viability raised by our partners and potential purchasers of our assets and the high cost and what we view as unreasonable terms of the additional debt financing that may be available to us, a Chapter 11 bankruptcy filing in the very near term, while we have sufficient cash on hand and/or access to debtor in possession financing to be able to implement an orderly restructuring of our liabilities and/or a sale of our assets through a court supervised process, looks increasingly probable. We also believe, however, that such a path may be the best way to preserve the value of our business and assets for the benefit of our stakeholders. Such a filing would subject us to risks and uncertainties associated with bankruptcy proceedings, and may place holders of our common stock at significant risk of losing all of their investment in our shares. However, together with our financial and restructuring advisors, we continue to evaluate our strategic options and continue to discuss in and out of bankruptcy financing options with our creditors and other parties.

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

2. Summary of Significant Accounting Policies

Recently Adopted Accounting Standards

In August 2020, the FASB issued guidance that simplifies an issuer’s accounting for debt and equity instruments. The guidance is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early application is permitted. We adopted this guidance on January 1, 2022, and there was no material impact on our consolidated financial statements and related disclosures.

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

Accounts Receivable

We provide an allowance for credit losses based on experience and specifically identified risks. Accounts receivable is charged off against the allowance when we determine that recovery is unlikely, and we cease collection efforts.

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

We write down inventory that has become obsolete, inventory that has a cost basis in excess of its estimated realizable value and/or inventory in excess of expected sales requirements. Expired inventory would be disposed of, and the related costs would be written off as an operating expense. Inventories that are not expected to be consumed within 12 months following the balance sheet date are classified as long-term inventories. Long-term inventories primarily consist of API.

For the three and nine months ended September 30, 2022, we recognized $1.5 million and $11.2 million, respectively, related to an increase in our allowance for excess inventory. We analyzed our current inventory levels for excess quantities and obsolescence (expiration) and considered historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. After considering these factors, we determined that these finished goods are likely to expire before we can sell them.

API is currently produced by Lonza. As the API has undergone significant manufacturing specific to its intended purpose at the point it is purchased by us, we classify the API as work-in-process inventory. In addition, we currently manufacture Rubraca finished goods with a single third-party manufacturer. The disruption or termination of the supply of API or the disruption or termination of the manufacturing of our commercial products could have a material adverse effect on our business, financial position, and results of operations. API that is written off due to damage and certain costs related to our production train at Lonza are included in Other Operating Expenses on the Consolidated Statements of Operations and Comprehensive Loss.

Inventory used in clinical trials is expensed as research and development expense when it has been identified for such use.

Segment Information

We have two operating and reportable segments, US and ex-US, based on product revenue by geographic areas. We designated our reporting segments based on the internal reporting used by the Chief Operating Decision Maker (“CODM”), which is our Chief Executive Officer, for making decisions and assessing performance as the source of our reportable segments. The CODM allocates resources and assesses the performance of each operating segment based on product revenue by geographic areas. Accordingly, we view our business as two reportable operating segments to evaluate performance, allocate resources, set operational targets, and forecast our future period financial results.

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

Level 3:	Unobservable inputs that are supported by little or no market activity. We do not have Level 3 assets or liabilities.

The following table identifies our assets and liabilities that were measured at fair value on a recurring basis (in thousands):

	Balance	Level 1	Level 2	Level 3
September 30, 2022
Assets:
Money market investments	$13,135	$13,135	$—	$—
Total assets at fair value	$13,135	$13,135	$—	$—
December 31, 2021
Assets:
Money market investments	$72,934	$72,934	$—	$—
Total assets at fair value	$72,934	$72,934	$—	$—

There were no liabilities that were measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

Financial instruments not recorded at fair value include our convertible senior notes. At September 30, 2022, the carrying amount of the 2024 Notes (2019 Issuance) was $84.8 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $55.9 million. At September 30, 2022, the carrying amount of the 2024 Notes (2020 Issuance) was $57.0 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $36.0 million. At September 30, 2022, the carrying amount of the 2025 Notes was $296.5 million, which represents the aggregate principal amount net of remaining debt issuance costs, and the fair value was $202.2 million. The fair value was determined using Level 2 inputs based on the indicative pricing published by certain investment banks or trading levels of the convertible senior notes, which are not listed on any securities exchange or quoted on an inter-dealer automated quotation system. See Note 9, Debt for discussion of the convertible senior notes. The carrying amounts of accounts payable and accrued expenses approximate their fair value due to their short-term maturities.

4. Inventories

The following table presents inventories as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Work-in-process	$78,662	$85,084
Finished goods, net	34,542	38,619
Allowance for excess inventory	(10,150)	(167)
Total inventories	$103,054	$123,536

5. Other Current Assets

Other current assets were comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid insurance	$1,438	$794
Prepaid IT	1,040	769
Prepaid variable considerations	418	1,336
Prepaid expenses - other	1,802	1,936
Value-added tax ("VAT") receivable	1,468	4,307
Receivable - other	1,698	2,499
Other	121	65
Total	$7,985	$11,706

6. Intangible Assets and Goodwill

Intangible assets related to capitalized milestones under license agreements consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
Intangible asset - milestones	$79,850	$79,850
Accumulated amortization	(23,507)	(19,479)
Total intangible asset, net	$56,343	$60,371

The estimated useful lives of these intangible assets are based on the estimated remaining patent life of Rubraca and extend through 2031 in Europe and 2035 in the US.

We recorded amortization expense of $1.3 million and $4.0 million related to capitalized milestone payments during the three and nine months ended September 30, 2022, respectively. We recorded amortization expense of $1.3 million and $4.0 million related to capitalized milestone payments during the three and nine months ended September 30, 2021, respectively. Amortization expense is included in cost of sales – intangible asset amortization on the Consolidated Statements of Operations and Comprehensive Loss.

Estimated future amortization expense associated with intangibles is expected to be as follows (in thousands):

2022 (remaining three months)	$1,343
2023	5,371
2024	5,371
2025	5,371
2026	5,371
Thereafter	33,516
$56,343

The financial statements are not prepared on a liquidation basis. If we are not able to raise additional capital in the near term and we file bankruptcy, it is likely that the fair value of the enterprise will decrease, which could result in the impairment of recorded long-term asset values, including goodwill.

7. Other Accrued Expenses

Other accrued expenses were comprised of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued personnel costs	$14,685	$15,714
Accrued interest payable for convertible senior notes	734	3,283
Income tax payable	581	1,579
Accrued corporate legal fees and professional services	535	141
Accrued royalties	4,644	5,463
Accrued variable considerations	17,227	17,211
Accrued legal settlement loss	—	2,325
Accrued expenses - other	4,137	5,155
Total	$42,543	$50,871

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

The components of a lease should be split into three categories: lease components (e.g., land, building, etc.), non-lease components (e.g., common area maintenance, maintenance, consumables, etc.) and non-components (e.g., property taxes, insurance, etc.). Then the fixed and in-substance fixed contract consideration (including any related to non-components) must be allocated based on fair values assigned to the lease components and non-lease components.

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

The components of lease expense and related cash flows were as follows (in thousands):

	Three months ended September 30,	Three months ended September 30,
	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities	—	—
Operating lease cost	1,185	1,342
Short-term lease cost	72	81
Variable lease cost	608	476
Total lease cost	$1,865	$1,899

Operating cash flows from finance leases	$—	$—
Operating cash flows from operating leases	$1,185	$1,342
Financing cash flows from finance leases	$—	$—

	Nine months ended September 30,	Nine months ended September 30,
	2022	2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$—	$947
Interest on lease liabilities	—	363
Operating lease cost	3,607	3,875
Short-term lease cost	224	241
Variable lease cost	1,885	1,640
Total lease cost	$5,716	$7,066

Operating cash flows from finance leases	$—	$363
Operating cash flows from operating leases	$3,607	$3,875
Financing cash flows from finance leases	$—	$780

The weighted-average remaining lease term and weighted-average discount rate were as follows:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term (years)
Operating leases	5.2	6.1
Finance leases	N/A	N/A
Weighted-average discount rate
Operating leases	8%	8%
Finance leases	N/A	N/A

Future minimum commitments due under these lease agreements as of September 30, 2022 are as follows (in thousands):

Operating Leases
2022 (remaining three months)	1,353
2023	4,863
2024	4,550
2025	4,700
2026	4,829
Thereafter	4,621
Present value adjustment	(4,671)
Present value of lease payments	$20,245

9. Debt

The following is a summary of our convertible senior notes at September 30, 2022 and December 31, 2021 (principal amount in thousands):

	Principal Amount	Principal Amount			Conversion rate per $1,000
	September 30, 2022	December 31, 2021	Interest Rate	Maturity Date	principal amount (shares)
2024 Notes (2019 Issuance)	85,782	85,782	4.50%	August 1, 2024	137.2213
2024 Notes (2020 Issuance)	57,500	57,500	4.50%	August 1, 2024	160.3334
2025 Notes	300,000	300,000	1.25%	May 1, 2025	13.1278
Total	443,282	443,282
Unamortized debt issuance costs	(4,962)	(6,510)
Convertible senior notes	$438,320	$436,772

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

If we undergo a fundamental change (which includes a delisting of our common stock from the Nasdaq Global Select Market), as defined in the indentures, prior to the maturity date of the senior notes, holders may require us to repurchase for cash all or any portion of the senior notes at a fundamental change repurchase price equal to 100% of the principal amount of the senior notes to be repurchased, plus accrued and unpaid interest to, but excluding, the fundamental change repurchase date.

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

As discussed in Note 1, we elected to not make the interest payment in the amount of $1.9 million in respect of our 2025 Notes that was due on November 1, 2022. Under the indenture governing these notes, we have a 30-day grace period from the due date to make this interest payment before such nonpayment constitutes an “event of default” under the indenture with respect to such notes. We have chosen to enter this grace period as we continue our discussions with certain creditors in connection with our evaluation of strategic alternatives. A bankruptcy filing constitutes an “event of default” under the indentures governing our convertible senior notes. As described in Note 1 under “Going Concern and Management Plans”, a bankruptcy filing in the very near term looks increasingly probable, and therefore, we have classified the principal amount of our convertible notes as current liabilities as of September 30, 2022, as reflected in the table below. However, this may not reflect the liabilities that we will actually incur or the amounts that holders of such notes may ultimately receive in a bankruptcy scenario.

Maturities of our convertible notes consisted of the following as of September 30, 2022 (in thousands):

2022 (remaining three months)	$443,282
2023	—
2024	—
2025	—
2026	—
Thereafter	—
443,282
Less debt issuance costs	(4,962)
Less current portion	(438,320)
Long-term portion	$—

Sixth Street Financing Agreement

On May 1, 2019, we entered into a financing agreement (the “Financing Agreement”) with certain affiliates of Sixth Street Partners, LLC (“SSP”) in which we borrowed from SSP $175.0 million, the amount required to reimburse our actual costs and expenses incurred related to the ATHENA clinical trial (“Borrowed Amount”). ATHENA is our largest clinical trial, with a target enrollment of 1,000 patients across more than 270 sites in at least 25 countries. The Clovis-sponsored Phase 3 ATHENA study in advanced ovarian cancer is in the first-line maintenance treatment setting evaluating Rubraca plus nivolumab (PD-1 inhibitor), Rubraca, nivolumab and a placebo in newly-diagnosed patients who have completed platinum-based chemotherapy. This study initiated in the second quarter of 2018 completed enrollment during the second quarter of 2020, and top-line data from the ATHENA-MONO study was announced during the first quarter of 2022.

As of October 31, 2022, we have borrowed $175.0 million from SSP. We are obligated to repay the Borrowed Amount on a quarterly basis, 30 days after the end of the quarter, beginning on September 30, 2022 (the “Repayment Start Date”) based on the following:

●	10.25% of the direct Rubraca net sales recorded by us and our subsidiaries worldwide and our future out-licensees in the United States, if any, during such quarter;

●	19.5% of any royalty payments received by us and our subsidiaries during such quarter based on the sales of Rubraca by our future out-licensees outside the United States, if any; and

●	19.5% of any other amounts received by us and our subsidiaries in connection with any other commercialization arrangement for Rubraca, including any upfront and milestone payments and proceeds of infringement claims (which payments are not subject to the caps described below).

Quarterly payments are capped at $8.9 million, unless the label portion of the Rubraca NDA is expanded by the FDA to include on such label the treatment of an indication resulting from the ATHENA Trial, in which case the quarterly payment is capped at $14.2 million. The maximum amount required to be repaid under the agreement is two times the aggregate Borrowed Amount, which is $350.0 million. Quarterly payments are due within 30 days after each calendar quarter. Our first quarterly payment of $3.0 million was paid on October 28, 2022.

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

We may terminate the Financing Agreement at any time by paying the lenders an amount (the “Discharge Amount”) equal to the sum of (a) (A) 2.00 times the Borrowed Amount minus (B) the aggregate amount of all quarterly payments previously paid to the lenders plus (b) all other obligations which have accrued but which have not been paid under the loan documents, including expense reimbursement.

In the event of (i) a change of control of us, we must pay the Discharge Amount to the lenders and (ii) an event of default under the Financing Agreement (which includes, among other events, the filing of a bankruptcy, breaches or defaults under or terminations of our material in-license agreements related to Rubraca, and defaults under our other material indebtedness), the lenders have the right to declare the Discharge Amount to be immediately due and payable.

For the nine months ended September 30, 2022, we used an effective interest rate of 13.0%, which is based on the estimate of remaining cash flows. For subsequent periods, we will use the prospective method whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield.

A bankruptcy filing constitutes an event of default under the Financing Agreement. As described in Note 1 under “Going Concern and Management Plans”, a bankruptcy filing in the very near term looks increasingly probable, and therefore, we have classified all our obligations that become due and payable under the Financing Agreement as current liabilities as of September 30, 2022, as reflected in the table below. However, this may not reflect the actual amount of our obligations or the amounts that lenders may ultimately receive in a bankruptcy scenario.

2022 (remaining three months)	$342,753
2023	—
2024	—
2025	—
2026	—
Thereafter	—
342,753
Less debt issuance costs	(1,141)
Less unrecognized interest	(119,557)
Less current portion	(222,055)
Long-term portion	$—

The following table sets forth total interest expense recognized during the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Interest on convertible notes	$2,549	$2,885	$7,648	$8,814
Amortization of debt issuance costs	566	616	1,685	1,876
Interest on finance lease	—	—	—	363
Interest on borrowings under financing agreement	6,748	5,285	19,304	14,488
Other interest	—	—	—	52
Total interest expense	$9,863	$8,786	$28,637	$25,593

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

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the three months ended September 30, 2022 and 2021, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		Losses		Other Comprehensive Loss
	2022	2021	2022	2021	2022	2021
Balance at July 1,	$(41,698)	$(44,231)	$(139)	$(139)	$(41,837)	$(44,370)
Other comprehensive income	932	415	—	—	932	415
Total before tax	(40,766)	(43,816)	(139)	(139)	(40,905)	(43,955)
Tax effect	—	—	—	—	—	—
Balance at September 30,	$(40,766)	$(43,816)	$(139)	$(139)	$(40,905)	$(43,955)

The changes in accumulated balances related to each component of other comprehensive income (loss) are summarized for the nine months ended September 30, 2022 and 2021, as follows (in thousands):

	Foreign Currency		Unrealized		Total Accumulated
	Translation Adjustments		Losses		Other Comprehensive Loss
	2022	2021	2022	2021	2022	2021
Balance at January 1,	$(43,291)	$(44,165)	$(139)	$(139)	$(43,430)	$(44,304)
Other comprehensive income (loss)	2,525	349	—	—	2,525	349
Total before tax	(40,766)	(43,816)	(139)	(139)	(40,905)	(43,955)
Tax effect	—	—	—	—	—	—
Balance at September 30,	$(40,766)	$(43,816)	$(139)	$(139)	$(40,905)	$(43,955)

There were no reclassifications out of accumulated other comprehensive loss in each of the three and nine months ended September 30, 2022 and 2021.

11. Share-Based Compensation

Share-based compensation expense for all equity-based programs, including stock options, restricted stock units and the employee stock purchase plan, for the three and nine months ended September 30, 2022 and 2021 was recognized in the accompanying Consolidated Statements of Operations and Comprehensive Loss as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Research and development	$2,359	$3,382	$8,094	$9,732
Selling, general and administrative	2,531	3,619	8,830	8,670
Total share-based compensation expense	$4,890	$7,001	$16,924	$18,402

We did not recognize a tax benefit related to share-based compensation expense during the three and nine months ended September 30, 2022 and 2021, as we maintain net operating loss carryforwards and have established a valuation allowance against the entire net deferred tax asset as of September 30, 2022 and 2021.

Stock Options

The following table summarizes the activity relating to our options to purchase common stock for the nine months ended September 30, 2022:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Term (Years)	(Thousands)
Outstanding at December 31, 2021	7,010,039	$33.36
Granted	548,250	1.95
Exercised	—	—
Forfeited	(565,579)	26.50
Outstanding at September 30, 2022	6,992,710	$31.45	5.2	$3
Vested and expected to vest at September 30, 2022	6,845,679	$32.05	5.1	$3
Vested and exercisable at September 30, 2022	5,906,119	$36.34	4.6	$—

The aggregate intrinsic value in the table above represents the pretax intrinsic value, based on our closing stock price of $1.19 as of September 30, 2022, which would have been received by the option holders had all option holders with in-the-money options exercised their options as of that date.

The following table summarizes information about our stock options as of and for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Weighted-average grant date fair value per share	$1.67	$4.09	$1.47	$4.75
Intrinsic value of options exercised	$—	$—	$—	$15
Cash received from stock option exercises	$—	$—	$—	$35

As of September 30, 2022, the unrecognized share-based compensation expense related to unvested options, adjusted for expected forfeitures, was $3.4 million and the estimated weighted-average remaining vesting period was 1.7 years.

Restricted Stock

The following table summarizes the activity relating to our unvested restricted stock units (“RSUs”) for the nine months ended September 30, 2022:

		Weighted
		Average
	Number of	Grant Date
	Units	Fair Value
Unvested at December 31, 2021	3,683,422	$8.36
Granted	2,766,899	1.95
Vested	(1,568,041)	9.15
Forfeited	(493,874)	4.72
Unvested at September 30, 2022	4,388,406	$4.44
Expected to vest after September 30, 2022	3,784,992	$4.64

As of September 30, 2022, the unrecognized share-based compensation expense related to unvested RSUs, adjusted for expected forfeitures, was $17.9 million and the estimated weighted-average remaining vesting period was 1.6 years.

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

The license agreement with Pfizer will remain in effect until the expiration of all of our royalty and sublicense revenue obligations to Pfizer, determined on a product-by-product and country-by-country basis, unless we elect to terminate the license agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Pfizer can terminate the agreement, resulting in a loss of our rights to Rubraca and an obligation to assign or license to Pfizer any intellectual property rights or other rights we may have in Rubraca, including our regulatory filings, regulatory approvals, patents, and trademarks for Rubraca.

As discussed in Note 1, we are in discussions with Pfizer to defer certain royalty payments due under our license agreement in respect of sales of Rubraca during the quarter ended September 30, 2022 in the amount of $4.3 million and the quarter ending December 31, 2022 until March 31, 2023, plus interest thereon from the date such payments would otherwise be payable under the license agreement until actually paid.

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

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for PTRT, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The discovery collaboration agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we recognized as a research and development expense.

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

The shares outstanding at the end of the respective periods presented in the table below were excluded from the calculation of diluted net loss per share due to their anti-dilutive effect (in thousands):

	Three and nine months ended September 30,
	2022	2021
Common shares under stock incentive plans	4,398	4,070
Convertible senior notes	24,928	24,928
Total potential dilutive shares	29,326	28,998

14. Commitments and Contingencies

Royalty and License Fee Commitments

We have entered into certain license agreements, as identified in Note 12, License Agreements, with third parties that include the payment of development and regulatory milestones, as well as royalty payments, upon the achievement of pre-established development, regulatory and commercial targets. Our payment obligation related to these license agreements is contingent upon the successful development, regulatory approval, and commercialization of the licensed products. Due to the nature of these arrangements, the future potential payments are inherently uncertain, and accordingly, we only recognize payment obligations which are probable and estimable as of the balance sheet date.

Manufacture and Services Agreement Commitments

On October 3, 2016, we entered into a Manufacturing and Services Agreement (the “Agreement”) with a non-exclusive third-party supplier for the production of the active ingredient for Rubraca. Under the terms of the Agreement, we will provide the third-party supplier a rolling forecast for the supply of the active ingredient in Rubraca that will be updated by us on a quarterly basis. We are obligated to order material sufficient to satisfy an initial quantity specified in a forecast. In addition, the third-party supplier has constructed, in its existing facility, a production train that will manufacture the Rubraca active ingredient. We made scheduled capital program fee payments toward capital equipment and other costs associated with the construction of the production train. Beginning in the fourth quarter of 2018, once the facility was operational, we were obligated to pay a fixed facility fee each quarter for the duration of the Agreement, which expires on December 31, 2025, unless extended by mutual consent of the parties. As of September 30, 2022, $31.3 million of purchase commitments remain under the Agreement.

At the time we entered into the Agreement, we evaluated the Agreement as a whole and bifurcated into lease and non-lease components, which consisted of an operating lease of warehouse space, financial lease of equipment, purchase of leasehold improvements and prepaid manufacturing costs based upon the relative fair values of each of the deliverables. During October 2018, the production train was placed into service, and we recorded the various components of the Agreement.

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

An opposition against European Patent 3150610 was filed by Generics (UK) Limited on April 30, 2020 on grounds similar to those raised in the opposition notices against European Patent 2534153, which grounds are common in such proceedings. Clovis responded to the opposition notice in European Patent 3150610 by amending the claims to be directed to the use of rucaparib maleate in a method of inhibiting PARP activity or treating cancer. That is, the amended claims do not cover Rubraca. During an oral hearing that took place on November 18, 2021, European Patent 3150610 was revoked, and the written decision of the European Patent Office was dated December 15, 2021. Clovis filed its appeal on April 20, 2022. During the appeal, the effect of the Opposition Division’s decision is suspended, and the patent remains in force until a Technical Board of Appeals issues its own decision.

In Europe, regulatory exclusivity is available for ten years, plus one year for a new indication; therefore, we have regulatory exclusivity for Rubraca, including all forms of rucaparib, in Europe until 2028, and if the EMA approves a subsequent indication that brings significant clinical benefit in comparison with existing therapies, until 2029.

15. Segment Information

The following table presents information about our reportable segments for the three months ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022			2021
	US	Ex-US	Total	US	Ex-US	Total
Product revenue	$23,019	$7,644	$30,663	$28,699	$9,217	$37,916
Operating expenses:
Cost of sales - product	4,487	2,778	7,265	5,488	3,018	8,506
Cost of sales - intangible asset amortization	620	723	1,343	620	723	1,343
Research and development	29,122	1,665	30,787	44,309	1,913	46,222
Selling, general and administrative	25,872	4,508	30,380	26,685	5,511	32,196
Acquired in-process research and development	—	—	—	3,272	—	3,272
Other operating expenses	5,123	—	5,123	3,841	—	3,841
Total expenses	65,224	9,674	74,898	84,215	11,165	95,380
Operating loss	$(42,205)	$(2,030)	(44,235)	$(55,516)	$(1,948)	(57,464)
Other income (expense):
Interest expense			(9,863)			(8,786)
Foreign currency loss			(2,073)			(1,248)
Other income			192			101
Other income (expense), net			(11,744)			(9,933)
Loss before income taxes			(55,979)			(67,397)
Income tax benefit (expense)			(35)			(13)
Net loss			$(56,014)			$(67,410)

The following table presents information about our reportable segments for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022			2021
	US	Ex-US	Total	US	Ex-US	Total
Product revenue	$70,262	$26,790	$97,052	$88,080	$24,709	$112,789
Operating expenses:
Cost of sales - product	13,782	9,425	23,207	17,047	8,021	25,068
Cost of sales - intangible asset amortization	1,861	2,168	4,029	1,860	2,168	4,028
Research and development	103,996	5,467	109,463	138,913	5,873	144,786
Selling, general and administrative	76,365	15,818	92,183	77,357	17,698	95,055
Acquired in-process research and development	—	—	—	5,477	—	5,477
Other operating expenses	22,146	—	22,146	11,431	—	11,431
Total expenses	218,150	32,878	251,028	252,085	33,760	285,845
Operating loss	$(147,888)	$(6,088)	(153,976)	$(164,005)	$(9,051)	(173,056)
Other income (expense):
Interest expense			(28,637)			(25,593)
Foreign currency loss			(5,540)			(2,001)
Other income			511			392
Other income (expense), net			(33,666)			(27,202)
Loss before income taxes			(187,642)			(200,258)
Income tax benefit			127			125
Net loss			$(187,515)			$(200,133)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a biopharmaceutical company focused on acquiring, developing, and commercializing innovative anti-cancer agents in the United States, Europe and additional international markets. We target our development programs for the treatment of specific subsets of cancer populations, and simultaneously develop, with partners, for those indications that require them, diagnostic tools intended to direct a compound in development to the population that is most likely to benefit from its use.

Our marketed product Rubraca® (rucaparib), an oral small molecule inhibitor of poly ADP-ribose polymerase (“PARP”), is marketed in the United States for an indication specific to recurrent epithelial ovarian, fallopian tube or primary peritoneal cancer and also an indication specific to metastatic castration-resistant prostate cancer (“mCRPC”). Rubraca received an approval from the United States Food and Drug Administration (“FDA”) in April 2018 for the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. Diagnostic testing is not required for patients to be prescribed Rubraca in this maintenance treatment indication. In June 2022, we voluntarily withdrew the initial indication for Rubraca covering the treatment of adult patients with deleterious BRCA (human genes associated with the repair of damaged DNA) mutation (germline and/or somatic)-associated epithelial ovarian, fallopian tube, or primary peritoneal cancer who have been treated with two or more chemotherapies, for which approval was received from the FDA in December 2016.

In May 2020, the FDA approved Rubraca for the treatment of adult patients with mCRPC associated with a deleterious BRCA mutation (germline and/or somatic) who have been treated previously with androgen receptor-directed therapy and a taxane-based chemotherapy and selected for therapy based on an FDA-approved companion diagnostic for Rubraca. The FDA approved this indication under accelerated approval based on objective response rate and duration of response data from the TRITON2 clinical trial. As an accelerated approval, continued approval for this indication may be contingent upon verification and description of clinical benefit in confirmatory trials. The TRITON3 clinical trial is expected to serve as the confirmatory study for Rubraca’s approval in mCRPC and could serve as the basis for a potential second-line label expansion. TRITON3 is a Phase 3 randomized trial of Rubraca in patients with chemotherapy-naïve mCRPC. The study enrolled 405 patients with a mutation in BRCA or ATM who were randomized to Rubraca or the control group, which consisted of physician’s choice of docetaxel, abiraterone acetate, or enzalutamide. The primary endpoint was rPFS by IRR. The primary efficacy analysis evaluated two prospectively defined molecular sub-groups in a step-down manner: 1) the BRCA subgroup and 2) all patients randomized (ITT) in TRITON3, inclusive of those with BRCA or ATM mutations. TRITON3 met its primary endpoint of PFS in the BRCA mutant and ITT populations. We released the initial data readout from TRITON3 early in October 2022. In the BRCA subgroup, the Rubraca arm (n=201) achieved statistical significance over the control arm (n=101) for the primary endpoint of rPFS with a hazard ratio of 0.50 (95% CI: 0.36-0.69). The median PFS for the population of patients with BRCA mutations treated with Rubraca was 11.2 months vs 6.4 months among those who received physician’s choice (p<0.0001). In the ITT population the Rubraca arm (n=270) achieved statistical significance over the control arm (n=135) for the primary endpoint of rPFS with a hazard ratio of 0.61 (95% CI: 0.47-0.80). The median PFS for all patients enrolled in TRITON3 and treated with Rubraca was 10.2 months vs 6.4 months among those who received physician’s choice (p=0.0003). In the exploratory subgroup of men with tumor ATM mutations (n=103), the hazard ratio for rPFS was 0.97 (95% CI: 0.59-1.52). Median rPFS in the Rubraca arm (n=69) was 8.1 months vs 6.8 months in the control arm (n=34) with a nominal p-value (p=0.8421). The hazard ratio for the interim analysis of the secondary endpoint of overall survival (OS) in the BRCA subgroup and ITT population, which are not yet mature, favored Rubraca. The hazard ratio for OS in the exploratory subgroup of ATM, which is mature, favored the control arm. The 95% confidence intervals for these OS analyses included less than one for the exploratory endpoint ATM, signifying no statistical difference in outcomes between Rubraca and control. The safety profile of Rubraca observed in TRITON3 was consistent with Rubraca labelling. We intend to discuss with the FDA submitting for the broader ITT population. Depending on the outcome of the FDA discussion and available financial and personnel resources, we will evaluate if or when an sNDA filing may occur.

In Europe, the European Commission granted a conditional marketing authorization in May 2018 for Rubraca as monotherapy treatment of adult patients with platinum-sensitive, relapsed, or progressive, BRCA mutated (germline and/or somatic), high-grade epithelial ovarian, fallopian tube, or primary peritoneal cancer, who have been treated with two or more prior lines of platinum-based chemotherapy, and who are unable to tolerate further platinum-based chemotherapy. In April 2022, we submitted to the EMA the top-line final OS data from the Phase 3 ARIEL4 study of Rubraca versus chemotherapy in relapsed ovarian cancer patients with BRCA mutations (inclusive of germline and/or somatic) who had received two or more prior lines of chemotherapy. We voluntarily requested this treatment indication be withdrawn in Europe after the EMA initiated a non-Pharmacovigilance Article 20 referral procedure to review the ARIEL4 dataset, specifically to evaluate the risk: benefit of Rubraca in the third-line and later treatment indication. On July 22, 2022, the EMA recommended that Rubraca should no longer be authorized in the third-line and later treatment indication, and the European Commission issued a final legally binding decision applicable in all EU Member States in September 2022, which concluded the Article 20 referral. In January 2019, the European Commission granted a variation to the marketing authorization to include the maintenance treatment of adult patients with recurrent epithelial ovarian, fallopian tube, or primary peritoneal cancer who are in a complete or partial response to platinum-based chemotherapy. The approval for this indication is not affected by the voluntarily withdrawal of the later-line treatment indication, and Rubraca is authorized in Europe for certain patients in the recurrent ovarian cancer maintenance setting regardless of their BRCA mutation status. Following successful reimbursement negotiations, Rubraca is marketed in each of Germany, United Kingdom, Italy, France, Spain, the Netherlands, and Switzerland.

In September 2022 we submitted the final OS data from our ARIEL3 study to FDA and EMA. In the nested primary analysis populations, HR were 0.832 (95% CI 0.581–1.192), 1.005 (95% CI 0.766–1.320), 0.995 (95% CI 0.809–1.223) in the BRCA, HRD and ITT populations, respectively. In non-nested exploratory subgroups related to tumor molecular characteristics, HR were 1.280 (95% CI 0.841–1.948), 1.153 (95% CI 0.784–1.695), 0.673 (95% CI 0.305–1.483) in the BRCA wild type HRD positive, BRCA wild type HRD negative and BRCA wild type HRD unknown subgroups, respectively. In all cases, the confidence interval crossed 1, indicating no difference between the treatment arms.

Beyond our labeled indications, we continue to evaluate Rubraca in the ATHENA Phase 3 study under a clinical collaboration with Bristol Myers Squibb to evaluate its immunotherapy OPDIVO® (nivolumab) in combination with Rubraca in front-line ovarian cancer maintenance treatment.

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

Based on the results of ATHENA-MONO, we submitted an sNDA to the FDA and a Type II variation to the EMA for a first-line maintenance treatment indication for women with advanced ovarian cancer who have responded to first-line platinum-based chemotherapy in August 2022. In early May 2022, the FDA recommended that we should not submit the first line maintenance sNDA until OS data from the ATHENA-MONO trial are as much as 50% mature, and if we do choose to submit prior to that, we should expect the FDA to require a discussion at an ODAC meeting in connection with its review of such sNDA submission. In addition, the FDA will consider OS data from other rucaparib clinical trials when it reviews the ATHENA-MONO dataset. On November 4, 2022, we received from the FDA the Day-74 letter, which notifies an applicant of issues identified during the filing review phase. The letter confirmed that the sNDA has been accepted for a standard review with a PDUFA date of June 25, 2023. The FDA reiterated that the current OS data from the ATHENA-MONO trial are immature and expressed the view that the current trends of certain OS HR estimates indicate that there may be potential harm for patients in certain sub-groups. The OS data submitted in the sNDA application were immature at 15.8% (HRD) and 24.7% (ITT) with no statistically significant differences between rucaparib and control. Our initial estimates suggest that we would reach 50% maturity in approximately 1.5 years. The FDA further indicated that PFS improvement alone may not be sufficient to support an overall positive benefit-risk assessment in a maintenance treatment setting, as, in the FDA’s opinion, Rubraca is adding toxicity during a time when patients would otherwise not be on any treatment. While the letter did not refer to an ODAC, there can be no assurances regarding whether an ODAC will be scheduled, or the timing or outcome of the FDA review of the sNDA submission and the timing or outcome of the EMA review of the Type II variation submission.

ATHENA is a double-blind, placebo-controlled, Phase 3 trial of rucaparib in first-line ovarian cancer maintenance treatment. It has two parts which are statistically independent. The top-line results reported were from the ATHENA-MONO part (rucaparib vs. placebo), with results from the ATHENA-COMBO part (rucaparib+nivolumab vs. rucaparib) expected in the fourth quarter of 2023.

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

Summary of Interim Overall Survival Data

Data for OS were immature and thus heavily censored at the time of the visit cutoff for the primary endpoint analysis. The number of deaths in the rucaparib and placebo groups in the HRD and ITT Populations was small (HRD, 37/234 [15.8%]; ITT, 133/538 [24.7%]). Interim OS results showed HR 0.97 [95% CI, 0.43-2.19] and HR 0.96 [95% CI, 0.63-1.47] for the nested HRD and ITT populations, respectively. In exploratory subgroups based on tumor molecular characteristics interim OS results showed HR 2.24 [95% CI, 0.39-12.99], HR 0.64 [95% CI, 0.25-1.59], HR 0.92 [95% CI, 0.54-1.57, HR 1.04 [95% CI, 0.31-3.50 in the BRCA, BRCA wild type LOH high, BRCA wild type LOH low and BRCA wild type LOH unknown subgroups, respectively. All the confidence intervals crossed one, indicating no difference between OS in the rucaparib and placebo arms.

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

About Prostate Cancer

The American Cancer Society estimates that approximately 268,000 men in the US will be diagnosed with prostate cancer in 2022, and the GLOBOCAN Cancer Fact Sheets estimated that approximately 473,000 men in Europe were diagnosed with prostate cancer in 2020. Castrate-resistant prostate cancer has a high likelihood of developing metastases. Metastatic castrate-resistant prostate cancer (“mCRPC”) is an incurable disease, usually associated with poor prognosis. Approximately 43,000 men in the US were expected to be diagnosed with mCRPC in 2020. According to the National Cancer Institute, the five-year survival rate for mCRPC is approximately 30%. BRCA or ATM mutations have been detected in approximately 19% of patients with mCRPC according to articles published in JCO Precision Oncology in 2017 and in Clinical Cancer Research in 2021. These molecular markers may be used to select patients for treatment with a PARP inhibitor.

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

The timing for the Phase 3 data readouts from the ATHENA-COMBO trial is contingent upon the occurrence of the protocol-specified PFS events, currently estimated to occur in the fourth quarter of 2023.

We hold worldwide rights to Rubraca.

FAP-2286

FAP-2286 is our initial product candidate to emerge from our targeted radionuclide collaboration with 3B Pharmaceuticals GmbH (“3BP”). FAP-2286 is a peptide-targeted radionuclide therapy (“PTRT”) and imaging agent targeting fibroblast activation protein (“FAP”). PTRT uses cancer cell-targeting peptides to deliver radiation-emitting radionuclides specifically to tumors. Following the clearance by the FDA of two INDs submitted in December 2020 to support the use of FAP-2286 as an imaging and treatment agent, we initiated the Phase 1 portion of the LuMIERE clinical study in June 2021. LuMIERE is a Phase 1/2 study of FAP-2286 labeled with lutetium-177 (177Lu-FAP-2286) evaluating the compound in patients with advanced solid tumors to determine the dose, schedule, and tolerability of FAP-2286 as a therapeutic agent with expansion cohorts planned in multiple tumor types as part of a global development program. We are currently enrolling patients in the third dose cohort, and we plan to initiate Phase 2 expansion cohorts during the first quarter of 2023. FAP-2286 labeled with gallium-68 (68Ga-FAP-2286) is being utilized to identify tumors that contain FAP for treatment in this study.

We presented Phase 1 clinical data from LuMIERE at the SNMMI 2022 Annual Meeting in June and the EANM Congress in October 2022. Overall, in eleven patients treated up to the third dose cohort of 7.4 GBq/dose, 177Lu-FAP-2286 demonstrated a manageable safety profile with some preliminary evidence of anti-tumor activity, including a confirmed RECIST partial response (“PR”) in one patient and a RECIST best response of stable disease (“SD”) in one heavily pretreated patient.

The Phase 1 portion of the LuMIERE study is evaluating the safety of the investigational therapeutic agent 177Lu-FAP-2286 to identify the recommended Phase 2 dose and schedule. The safety and tumor uptake of the imaging agent 68Ga-FAP-2286 is also being evaluated.

Updated results from the Phase 1 portion of the ongoing Phase 1/2 LuMIERE study found TEAEs were mostly Grade 1 and 2 across cohorts. Data from the 7.4 GBq/dose cohort includes two patients who have completed the first cycle with enrollment ongoing. A dose-limiting toxicity of Grade 4 lymphopenia related to 177Lu-FAP-2286 was reported in one of six patients in the 5.55 GBq cohort; the patient had grade 2 lymphopenia at baseline. Overall, five patients (45.5%) had a Grade ≥3 TEAE, including abdominal distension (9.1%), cholangitis (9.1%), hyponatremia (9.1%), increased blood bilirubin (9.1%), and spinal compression fracture (9.1%); none were considered as related to 177Lu-FAP-2286.

There was good tumor uptake across a range of tumor types with prolonged tumor retention of 177Lu-FAP-2286 after dosing. Kidney and bone marrow radiation exposure observed appeared comparable to those reported in the literature for other lutetium-177 labeled radionuclide therapies with non-FAP targets.

A confirmed RECIST PR was reported in one heavily pre-treated patient in the 3.7 GBq dose cohort with pseudomyxoma peritonei of appendiceal origin, who completed the maximum six administrations of 177Lu-FAP-2286. The patient continues without disease progression or subsequent anti-cancer therapy more than twelve months after first dose. A RECIST best response of SD was reported in one heavily pre-treated patient in the 5.55 GBq dose cohort with gallbladder cancer who completed four administrations of 177Lu-FAP-2286 and remained stable without progressive disease through cycle four of treatment with subsequent progression.

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

Lucitanib

Lucitanib, another of our small molecule product candidates, is an investigational, oral, potent angiogenesis inhibitor which inhibits vascular endothelial growth factor receptors 1 through 3 (“VEGFR1-3”), platelet-derived growth factor receptors alpha and beta (“PDGFR α/β”) and fibroblast growth factor receptors 1 through 3 (“FGFR1-3”). Lucitanib inhibits the same three pathways as Lenvima® (lenvatinib), which has received an FDA approval for use in certain populations of patients with endometrial cancer in combination with Keytruda® (pembrolizumab), a PD-1 inhibitor. This, together with preclinical data for lucitanib in combination with a PD-1 inhibitor that demonstrated enhanced anti-tumor activity compared to that of single agents, represent a scientific rationale for development of lucitanib in combination with a PD-1 inhibitor, and in February 2019, lucitanib was added to our clinical collaboration with Bristol Myers Squibb. The Phase 1b/2 LIO-1 study evaluated the combination of lucitanib and Opdivo in gynecologic cancers. Although interim data from LIO-1 suggested promising activity of the combination, given the competing priorities, including development of FAP-2286, we have determined that we will not pursue further development of lucitanib in gynecological cancers at this time.

We hold the global (excluding China) development and commercialization rights for lucitanib.

We commenced operations in April 2009. To date, we have devoted substantially all of our resources to identifying and in-licensing product candidates, performing development activities with respect to those product candidates and the general and administrative support of these operations. For the nine months ended September 30, 2022 and 2021, we have generated $97.1 million and $112.9 million, respectively, in product revenue related to sales of Rubraca.

We have never been profitable and, as of September 30, 2022, we had an accumulated deficit of $3,064.8 million. We incurred net losses of $187.5 million and $200.1 million for the nine months ended September 30, 2022 and 2021, respectively. We had cash and cash equivalents totaling $58.3 million at September 30, 2022.

We have incurred significant net losses since inception, and we expect operating losses and negative cash flows to continue for the foreseeable future.

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

The license agreement with Pfizer will remain in effect until the expiration of all of our royalty and sublicense revenue obligations to Pfizer, determined on a product-by-product and country-by-country basis, unless we elect to terminate the license agreement earlier. If we fail to meet our obligations under the agreement and are unable to cure such failure within specified time periods, Pfizer can terminate the agreement, resulting in a loss of our rights to Rubraca and an obligation to assign or license to Pfizer any intellectual property rights or other rights we may have in Rubraca, including our regulatory filings, regulatory approvals, patents, and trademarks for Rubraca.

As discussed in Note 1, we are in discussions with Pfizer to defer certain royalty payments due under our license agreement in respect of sales of Rubraca during the quarter ended September 30, 2022 in the amount of $4.3 million and the quarter ending December 31, 2022 until March 31, 2023, plus interest thereon from the date such payments would otherwise be payable under the license agreement until actually paid.

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

In February 2020, we finalized the terms of a drug discovery collaboration agreement with 3BP to identify up to three additional, undisclosed targets for PTRT, to which we will obtain global rights for any resulting product candidates. We are responsible for the costs of all preclinical and clinical development activities conducted under the discovery program, including the costs for a limited number of 3BP full-time equivalents and external costs incurred during the discovery and preclinical development phase for each collaboration target. The discovery collaboration agreement was effective December 31, 2019, for which we incurred a $2.1 million technology access fee, which we recognized as a research and development expense.

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

Financial Operations Overview

Revenue

Product revenue is derived from sales of our product, Rubraca, in the United States and Europe. We distribute our product principally through a limited number of specialty distributor and specialty pharmacy providers, collectively, our customers. Our customers subsequently sell our products to patients and healthcare providers. Separately, we have arrangements with certain payors and other third parties that provide for government-mandated and privately-negotiated rebates, chargebacks, and other discounts. Revenue is recorded net of estimated rebates, chargebacks, discounts, and other deductions as well as estimated product returns (collectively, “variable considerations”). Revenue from product sales is recognized when customers obtain control of our product, which occurs at a point in time, typically upon delivery to the customers. For further discussion of our revenue recognition policy, see Note 2, Summary of Significant Accounting Polices in the Revenue Recognition section.

In the three and nine months ended September 30, 2022, we recorded product revenue of $30.7 million and $97.1 million, respectively, related to sales of Rubraca. Our ability to generate revenue and become profitable depends upon our ability to successfully commercialize products. Any inability on our part to successfully commercialize Rubraca in the United States, Europe, and any foreign territories where it may be approved, or any significant delay in such approvals, could have a material adverse impact on our ability to execute upon our business strategy and, ultimately, to generate sufficient revenues from Rubraca to reach or maintain profitability or sustain our anticipated levels of operations.

We supply commercially labeled Rubraca free of charge to eligible patients who qualify due to financial need through our patient assistance program and the majority of these patients are on Medicare. This product is distributed through a separate vendor who administers the program on our behalf. It is not distributed through our specialty distributor and specialty pharmacy network. This product is neither included in the transaction price nor the variable considerations to arrive at product revenue. Manufacturing costs associated with this free product is included in selling, general and administrative expenses. For the nine months ended September 30, 2022, the supply of this free drug was approximately 24% of the overall commercial supply or the equivalent of $22.3 million in commercial value.

Our ability to generate product revenue for the quarter ended September 30, 2022 continued to be negatively affected by the COVID-19 pandemic, primarily due to the ongoing effect the pandemic has had on oncology treatment and practice, and in particular, the reduction in ovarian cancer diagnoses and fewer patient starts in the US in previous quarters as a result of COVID has continued to impact second-line maintenance treatment and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer. While it does appear that ovarian cancer diagnoses are reverting to pre-COVID levels, the effect of this increase is almost wholly observed on front-line treatments and will not likely impact the second-line indications for several quarters. In addition, we believe that the adoption of PARP inhibitors in the front-line setting is impacting the use of PARP inhibitors in the second-line setting in the US. As a result of the COVID-19 pandemic, our US and European sales forces have had physical access to hospitals, clinics, doctors, and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel have not been allowed to visit hospitals since as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the US beginning in May 2020, but our physical access to hospital, clinics, doctors, and pharmacies has been limited.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for the development of our product candidates and companion diagnostics, which include:

●	license fees and milestone payments related to the acquisition of in-licensed products, which are reported on our Consolidated Statements of Operations and Comprehensive Loss as acquired in-process research and development;
●	employee-related expenses, including salaries, benefits, travel and share-based compensation expense;
●	expenses incurred under agreements with contract research organizations (“CROs”) and investigative sites that conduct our clinical trials;
●	the cost of acquiring, developing, and manufacturing clinical trial materials;
●	costs associated with non-clinical activities and regulatory operations;
●	market research and disease education; and
●	activities associated with the development of companion diagnostics for our product candidates.

Research and development costs are expensed as incurred. License fees and milestone payments related to in-licensed products and technology are expensed if it is determined that they have no alternative future use. Costs for certain development activities, such as clinical trials and manufacturing of clinical supply, are recognized based on an evaluation of the progress to completion of specific tasks using data such as patient enrollment, clinical site activations or information provided to us by our vendors. Our research and development expenses decreased during the three and nine months ended September 30, 2022, compared to the same period in the prior year. We expect research and development costs in the full year 2022 to be lower compared to 2021.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and nine months ended September 30, 2022. However, we may see disruption during the remainder of 2022. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)
Rucaparib Expenses
Research and development	$11,587	$22,946	$44,074	$74,423
Rucaparib Total	11,587	22,946	44,074	74,423
FAP Expenses
Research and development	1,912	2,471	7,583	7,044
Acquired in-process research and development	—	3,272	—	5,477
FAP Total	1,912	5,743	7,583	12,521
Lucitanib Expenses
Research and development	1,062	2,498	3,902	7,567
Lucitanib Total	1,062	2,498	3,902	7,567
Rociletinib Expenses
Research and development	(199)	(80)	(160)	(145)
Rociletinib Total	(199)	(80)	(160)	(145)
Personnel and other expenses	16,425	18,387	54,064	55,897
Total	$30,787	$49,494	$109,463	$150,263

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist principally of salaries and related costs for personnel in executive, commercial, finance, legal, investor relations, human resources, and information technology functions. Other general and administrative expenses include facilities expenses, communication expenses, information technology costs, corporate insurance, and professional fees for legal, consulting and accounting services. With the FDA approval of Rubraca on December 19, 2016, all sales and marketing expenses associated with Rubraca are included in selling, general and administrative expenses.

The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we adopted a hybrid commercial strategy combining increased digital promotion activities, greater online resources, and more peer-to-peer interactions with reduced and more targeted in-person promotion. New tools and performance indicators based on this hybrid approach were rolled out during the fourth quarter of 2020. We adopted this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced.

We expect selling, general, and administrative expenses in the full year 2022 to be slightly lower compared to 2021.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with US generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, expenses, revenue, and related disclosures. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue, intangible asset impairment, clinical trial accruals, and share-based compensation expense. We base our estimates on historical experience, known trends and events and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a description of our critical accounting policies, please see Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. There have not been any material changes to our critical accounting policies since December 31, 2021.

New Accounting Standards

From time to time, the FASB, or other standards-setting bodies issue new accounting pronouncements. Updates to the FASB Accounting Standards Codification are communicated through the issuance of an Accounting Standards Update. To understand the impact of recently issued guidance, whether adopted or to be adopted, please review the information provided in Note 2, Summary of Significant Accounting Policies, in the Notes to the Unaudited Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q.

Results of Operations

Comparison of Three Months Ended September 30, 2022 and 2021 (in thousands):

	Three months ended September 30,
	2022			2021
	US	ex-US	Total	US	ex-US	Total
Transaction price	$29,120	$14,293	$43,413	$35,763	$16,174	$51,937
Sales deductions:
Government rebates and chargebacks	(3,419)	(6,008)	(9,427)	(4,093)	(6,146)	(10,239)
Discounts and fees	(2,682)	(641)	(3,323)	(2,971)	(811)	(3,782)
Total sales deductions	(6,101)	(6,649)	(12,750)	(7,064)	(6,957)	(14,021)
Product revenue	23,019	7,644	30,663	28,699	9,217	37,916
Operating expenses:
External cost of sales - product	4,487	2,778	7,265	5,488	3,018	8,506
Cost of sales - intangible asset amortization	620	723	1,343	620	723	1,343
Research and development	29,122	1,665	30,787	44,309	1,913	46,222
Selling, general and administrative	25,872	4,508	30,380	26,685	5,511	32,196
Acquired in-process research and development	—	—	—	3,272	—	3,272
Other operating expenses	5,123	—	5,123	3,841	—	3,841
Total expenses	65,224	9,674	74,898	84,215	11,165	95,380
Operating loss	$(42,205)	$(2,030)	(44,235)	$(55,516)	$(1,948)	(57,464)
Other income (expense):
Interest expense			(9,863)			(8,786)
Foreign currency loss			(2,073)			(1,248)
Other income			192			101
Other income (expense), net			(11,744)			(9,933)
Loss before income taxes			(55,979)			(67,397)
Income tax benefit			(35)			(13)
Net loss			$(56,014)			$(67,410)

Product revenue. Total product revenue for the three months ended September 30, 2022 decreased compared to the same period in the prior year primarily due to fewer diagnoses and fewer patient starts in the US, primarily caused by the ongoing COVID-19 pandemic as there have been fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer.

US product revenue for the three months ended September 30, 2022 decreased $5.7 million compared to the same period in the prior year and ex-US product revenue for the three months ended September 30, 2022 decreased $1.6 million compared to the same period in the prior year.

Product revenue is recorded net of variable considerations comprised of rebates, chargebacks, and other discounts. Product revenue for the three months ended September 30, 2022 was $23.0 million in the United States and $7.6 million outside of the United States. Total variable considerations increased during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 at 29.4% and 27.0% of the transaction price, respectively.

External cost of sales – product. Product cost of sales for the three months ended September 30, 2022 decreased compared to the same period in the prior year. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

US product cost of sales for the three months ended September 30, 2022 decreased $1.0 million compared to the same period in the prior year due to the decrease in product revenue.

Ex-US product cost of sales for the three months ended September 30, 2022 decreased $0.2 million compared to the same period in the prior year due to the decrease in product revenue.

Cost of sales – intangible asset amortization. In the three months ended September 30, 2022 and 2021, we recognized cost of sales of $1.3 million associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and development expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our US segment. Research and development expenses decreased during the three months ended September 30, 2022 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON studies for prostate cancer and our ARIEL4 and ATHENA studies for ovarian cancer.

Selling, general and administrative expenses. Selling, general, and administrative expenses decreased for the three months ended September 30, 2022 compared to the same period in the prior year primarily due to a $1.1 million decrease in share-based compensation expense.

Acquired in-process research and development. In September 2021, we made a $3.3 million milestone payment to 3BP under the license and collaboration agreement.

Other operating expenses. During the three months ended September 30, 2022 and 2021, we recognized other operating expenses related to our production train at Lonza. We expect these expenses to remain consistent during the remainder of 2022 due to our fixed facility fee each quarter since we expect to have sufficient inventory and do not plan to produce inventory at Lonza during the remainder of 2022.

For the three months ended September 30, 2022, we recognized $1.5 million related to an increase in our allowance for excess inventory. We analyzed our current inventory levels for excess quantities and obsolescence (expiration) and considered historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. After considering these factors, we determined that $1.5 million of finished goods is likely to expire before we can sell them.

Interest expense. Interest expense increased during the three months ended September 30, 2022 compared to the same period in the prior year primarily due to interest expense under our financing agreement related to our ATHENA trial.

Foreign currency loss. Foreign currency loss increased during the three months ended September 30, 2022, compared to the same period in the prior year due to transactions with vendors where payments were made in currencies other than the US dollar.

Comparison of Nine Months Ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022			2021
	US	ex-US	Total	US	ex-US	Total
Transaction price	$89,138	$47,349	$136,487	$111,257	$43,413	$154,670
Sales deductions:
Government rebates and chargebacks	(11,168)	(18,439)	(29,607)	(13,930)	(16,514)	(30,444)
Discounts and fees	(7,708)	(2,120)	(9,828)	(9,247)	(2,190)	(11,437)
Total sales deductions	(18,876)	(20,559)	(39,435)	(23,177)	(18,704)	(41,881)
Product revenue	70,262	26,790	97,052	88,080	24,709	112,789
Operating expenses:
Cost of sales - product	13,782	9,425	23,207	17,047	8,021	25,068
Cost of sales - intangible asset amortization	1,861	2,168	4,029	1,860	2,168	4,028
Research and development	103,996	5,467	109,463	138,913	5,873	144,786
Selling, general and administrative	76,365	15,818	92,183	77,357	17,698	95,055
Acquired in-process research and development	—	—	—	5,477	—	5,477
Other operating expenses	22,146	—	22,146	11,431	—	11,431
Total expenses	218,150	32,878	251,028	252,085	33,760	285,845
Operating loss	(147,888)	(6,088)	(153,976)	(164,005)	(9,051)	(173,056)
Other income (expense):
Interest expense			(28,637)			(25,593)
Foreign currency loss			(5,540)			(2,001)
Other income			511			392
Other income (expense), net			(33,666)			(27,202)
Loss before income taxes			(187,642)			(200,258)
Income tax benefit			127			125
Net loss			$(187,515)			$(200,133)

Product Revenue. Total product revenue for the nine months ended September 30, 2022 decreased compared to the same period in the prior year primarily due to fewer diagnoses and fewer patient starts in the US, primarily caused by the ongoing COVID-19 pandemic as there have been fewer patients going to in-person office visits as oncology practices and patients continue to adapt to the impact of the virus and competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer.

US product revenue for the nine months ended September 30, 2022 decreased $17.8 million compared to the same period in the prior year while ex-US product revenue for the nine months ended September 30, 2022 increased $2.1 million compared to the same period in the prior year.

Product revenue is recorded net of variable considerations comprised of rebates, chargebacks, and other discounts. Product revenue for the nine months ended September 30, 2022 was $70.3 million in the United States and $26.8 million outside of the United States. Total variable considerations increased during the nine months ended September 30, 2022 and 2021 at 28.9% and 27.1% of the transaction price, respectively.

Cost of Sales – Product. Product cost of sales for the nine months ended September 30, 2022 decreased primarily due to the decrease in product revenue. Product cost of sales primarily relate to manufacturing, freight and royalties costs associated with Rubraca sales in the period.

US product cost of sales for the nine months ended September 30, 2022 decreased $3.3 million compared to the same period in the prior year due to the decrease in product revenue.

Ex-US product cost of sales for the nine months ended September 30, 2022 increased $1.4 million compared to the same period in the prior year due to the increase in product revenue

Cost of Sales – Intangible Asset Amortization. In the nine months ended September 30, 2022 and 2021, we recognized cost of sales of $4.0 million associated with the amortization of capitalized milestone payments related to the approvals of Rubraca by the FDA and the European Commission.

Research and Development Expenses. Except for activities related to medical research and disease education, research and development expenses are attributable to our US segment. Research and development expenses decreased during the nine months ended September 30, 2022 compared to the same period in the prior year primarily due to lower research and development costs for Rubraca. The decrease related to our TRITON studies for prostate cancer and our ARIEL4 and ATHENA studies for ovarian cancer.

Selling, General and Administrative Expenses. Selling, general, and administrative expenses for the nine months ended September 30, 2022 decreased $2.9 million compared to the same period in the prior year, which primarily related to decreases in personnel and marketing costs, partially offset by an increase in legal fees. $1.0 million decrease related to our US segment while $1.9 million related to our ex-US segment.

Acquired in-process research and development. In April 2021, we made a milestone payment to 3BP under the license and collaboration agreement of $2.2 million as a result of the FDA’s acceptance of the IND for the treatment agent. In September 2021, we made a $3.3 million milestone payment to 3BP under the license and collaboration agreement.

Other Operating Expenses. During the nine months ended September 30, 2022 and 2021, we recognized other operating expenses related to our dedicated production train at Lonza. We expect these expenses to remain consistent during the remainder of 2022 due to our fixed facility fee each quarter since we expect to have sufficient inventory and do not plan to produce inventory at Lonza during the remainder of 2022.

For the nine months ended September 30, 2022, we recognized $11.2 million related to an increase in our allowance for excess inventory. We analyzed our current inventory levels for excess quantities and obsolescence (expiration) and considered historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. After considering these factors, we determined that $11.1 million of finished goods is likely to expire before we can sell them.

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

Interest Expense. Interest expense increased during the nine months ended September 30, 2022 compared to the same period in the prior year due to a $4.8 million increase in interest expense under our financing agreement related to our ATHENA trial partially offset by $1.2 million decrease in interest expenses related to our convertible senior notes.

Foreign currency loss. Foreign currency loss increased during the nine months ended September 30, 2022, compared to the same period in the prior year due to transactions with vendors where payments were made in currencies other than the US dollar.

Liquidity and Capital Resources

Going Concern and Management Plans

We require significant cash resources to execute our business plans. Based on our current cash and cash equivalents, together with current estimates for revenues to be generated by sales of Rubraca, we will not have sufficient liquidity to maintain our operations beyond January 2023. Given the recent regulatory developments that may have significant impact on current revenues and the commercial potential of Rubraca and the continuing challenges we face in raising additional capital, including as a result of the uncertain market potential of Rubraca, a potential bankruptcy filing in the very near term looks increasingly probable as a way to preserve the value of our business and assets for the benefit of our stakeholders, as further described below, though we continue to evaluate our strategic options and continue to discuss in and out of bankruptcy financing options with our creditors and other parties.

We have incurred significant net losses since inception and have relied, almost entirely, on debt and equity financings to fund our operations. We expect operating losses and negative cash flows to continue for the foreseeable future even with Rubraca generating revenues. Rubraca revenues have not been consistent in prior quarters and have been trending downward during the past two years, initially as a result of the impact of COVID-19 pandemic on patient visits and diagnoses, but more recently primarily as a result of competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer (indications for which competing products are approved).

Moreover, over the past few months, a new focus by the FDA and the EMA on mature OS data for drugs previously approved based on achieving PFS as a primary endpoint has led to withdrawals of certain later line indications in ovarian cancer for Rubraca and each of the other PARP inhibitors on the market with a later line treatment indication in ovarian cancer. In addition, FDA had scheduled an ODAC meeting in November 2022 to review another PARP-inhibitor, Zejula (niraparib) (GSK), to seek advice on whether its second-line maintenance indication in ovarian cancer should be withdrawn from the labeling on the basis of the final OS data from the trial that supported approval for Zejula in that indication. In late October 2022, the FDA cancelled that ODAC meeting, indicating that it was no longer necessary. While neither the FDA nor GSK have publicly stated the reason for cancelation of the meeting, if the outcome of discussions between the FDA and GSK is a withdrawal or narrowing of that indication, we cannot assure you that the FDA would not seek to similarly limit our second line maintenance indication in ovarian cancer. As a substantial portion of our Rubraca revenue is attributable to that indication, we would expect that a limiting of our second line maintenance indication could result in a significant impact on our revenue, although the timing and magnitude of such impact is not currently ascertainable. This focus by the FDA on OS data has created uncertainty with respect to the timing, likelihood and scope of an approval for the sNDA we filed with the FDA, and may result in uncertainty with respect to the Type II variation we filed with the EMA, for first-line maintenance treatment indication in ovarian cancer, which we had been planning on to finally level the competitive landscape with our two competitors that have existing and established labels in the first-line maintenance treatment indication setting.

This new regulatory framework has created an uncertain commercial landscape for Rubraca (and to a certain extent, other PARP inhibitors) and has impacted the perceived market opportunity and revenue potential for Rubraca (and to a certain extent, other PARP inhibitors).

We require significant cash resources to execute our business plans, and our revenues are a significant portion of those cash resources. Based on our current cash and cash equivalents, together with current estimates for revenues to be generated by sales of Rubraca, we must raise additional capital in the near term in order to fund our operating plan and to continue as a going concern beyond January 2023.

It appears increasingly unlikely that additional funding will be available on acceptable terms or at all outside of a Chapter 11 bankruptcy process. Our ability to raise capital is severely limited. We have not been able to access the equity capital markets that we have traditionally relied on in sufficient amount to fund our operating plan given our low stock price over the past six months and the generally unfavorable market conditions, particularly in the biopharma sector. Also, we only have a small number of unissued shares of common stock that we are authorized to issue, and once again this year our stockholders did not approve an amendment to our certificate of incorporation to increase our authorized capital stock. Given our current circumstances, it is highly unlikely that we will be able to access our previously established “at-the-market” offering program (“ATM Program”) in the near future.

In light of our inability to raise sufficient capital through equity offerings (or offerings of securities convertible into equity securities), we are considering other sources of funding, potentially through incurring further indebtedness or entering into strategic partnerships or licensing arrangements for one or more of our products or product candidates in which we may have to give up certain of our future commercialization or other rights to obtain interim funding. During the past quarter, we advanced our previously announced efforts to explore our strategic options, including identifying potential partners and/or purchasers for our products and development programs. We are in active discussions on a potential sub-licensing arrangement for Rubraca outside the US, but the regulatory uncertainty around our ability to obtain a more competitive label for Rubraca has made it more difficult to reach agreement on financial terms and on timing of a transaction. Additionally, we are also in active discussions for a sale of our license rights to FAP-2286, for which we seek consideration such as an upfront payment and additional payments in the form of milestones and research and development support. However, we expect that a significant portion of the consideration in both transactions would be contingent on future events. No assurances can be made that we will be successful in reaching agreement or entering into such potential transactions, or that if we do enter into a definitive agreement, that the timing and amounts of such payments, including contingent payments, would be sufficient to meet our liquidity needs in the absence of other sources of funding. These discussions have also been hampered by concerns raised by these potential partners and purchasers about our liquidity position and ability to continue as a going concern.

During the past quarter, we have also continued to aggressively manage our expenses. We implemented a workforce reduction in the US on November 7, 2022 consisting of 115 employees, which we anticipate will yield annual cost savings of approximately $29 million per year (excluding one-time severance costs of $4.0 million related to such terminations), but the full impact of those cost savings will not be realized until 2023. We have also reduced discretionary selling, general, and administrative and research and development expenses. We have engaged financial, restructuring, and legal advisors to assist us in, among other things, analyzing various strategic alternatives to address our liquidity and capital structure.

During the quarter, we also engaged in further discussions and negotiations with certain of our existing creditors, lenders and vendors to defer certain of our obligations and/or to loan us additional funds to bridge our cash requirements until we can reach definitive agreements on our partnering and sale of assets transactions and potentially to a further point until we have greater clarity from the FDA and EMA on the potential to receive approval for first-line maintenance treatment for Rubraca in the second quarter of 2023. However, we have not been able to reach agreement on such additional financing on terms that we view as reasonable and preserves the value of our assets and business for the benefit of all our relevant stakeholders. We did however elect to not make the interest payment in the amount of $1.9 million in respect of our 1.25% Convertible Senior Notes due 2025 that was due on November 1, 2022. Under the indenture governing these notes, we have a 30-day grace period from the due date to make this interest payment before such nonpayment constitutes an “event of default” under the indenture with respect to such notes. We have chosen to enter this grace period as we continue our discussions with certain creditors in connection with our evaluation of strategic alternatives. Separately, we are in discussions with Pfizer, Inc. to defer certain royalty payments due under our in-license agreement in respect of sales of Rubraca during the quarter ended September 30, 2022 in the amount of $4.3 million and the quarter ending December 31, 2022 until March 31, 2023, plus interest thereon from the date such payments would otherwise be payable under the license agreement until actually paid.

The aforementioned factors, which are largely outside of our control, raise substantial doubt about our ability to continue as a going concern in the near term, and certainly within one year from the date of filing of this quarterly report. Given the concerns about our long term viability raised by our partners and potential purchasers of our assets and the high cost and what we view as unreasonable terms of the additional debt financing that may be available to us, a Chapter 11 bankruptcy filing in the very near term, while we have sufficient cash on hand and/or access to debtor in possession financing to be able to implement an orderly restructuring of our liabilities and/or a sale of our assets through a court supervised process, looks increasingly probable. We also believe, however, that such a path may be the best way to preserve the value of our business and assets for the benefit of our stakeholders. Such a filing would subject us to risks and uncertainties associated with bankruptcy proceedings, and may place holders of our common stock at significant risk of losing all of their investment in our shares. However, together with our financial and restructuring advisors, we continue to evaluate our strategic options and continue to discuss in and out of bankruptcy financing options with our creditors and other parties.

Sources and Uses of Cash

The following table sets forth the primary sources and uses of cash for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended September 30,
	2022	2021

Net cash used in operating activities	$(134,232)	$(154,714)
Net cash used in investing activities	(197)	(243)
Net cash provided by financing activities	53,179	86,990
Effect of exchange rate changes on cash and cash equivalents	(3,858)	(313)
Net decrease in cash and cash equivalents	$(85,108)	$(68,280)

Operating Activities

Net cash used in operating activities was lower during the nine months ended September 30, 2022 compared to the same period in the prior year due to a non-cash item of $11.2 million related to an increase in our allowance for excess inventory. We analyzed our current inventory levels for excess quantities and obsolescence (expiration) and considered historical and anticipated future sales compared to quantities on hand and the remaining shelf-life of Rubraca. After considering these factors, we determined that $11.2 million of finished goods is likely to expire before we can sell them. There were also changes to components of working capital related to accounts receivable, inventory, prepaid and accrued research and development expenses, other operating assets and liabilities, and accounts payable.

Investing Activities

There were no significant investing activities during the nine months ended September 30, 2022 and 2021.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2022 included $28.6 million net proceeds resulting from our “at the market” offerings that occurred during January through March 2022 and $24.2 million proceeds from borrowings under our financing agreement related to our ATHENA trial.

Net cash provided by financing activities for the nine months ended September 30, 2021 included $114.0 million net proceeds resulting from our “at the market” offerings that occurred during May, June, August, and September 2021 and $37.7 million proceeds from borrowings under our financing agreement related to our ATHENA trial, partially offset by a $64.4 million payment of our 2.50% convertible senior notes.

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

As of September 30, 2022, we had cash and cash equivalents totaling $58.3 million and total current liabilities of $747.9 million.

Because of the numerous risks and uncertainties associated with research, development, and commercialization of pharmaceutical products, it is difficult to estimate the exact amounts of our working capital requirements. Our future funding requirements will depend on many factors, including but not limited to:

●	current regulatory uncertainty regarding our current Rubraca ovarian indication and the potential for a label expansion into front-line maintenance;
●	revenues from the sale of our Rubraca product;
●	the number and characteristics of the product candidates, companion diagnostics and indications we pursue;
●	the achievement of various development, regulatory and commercial milestones resulting in required payments to partners pursuant to the terms of our license agreements;
●	the scope, progress, results, and costs of researching and developing our product candidates and related companion diagnostics and conducting clinical and non-clinical trials;
●	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates and companion diagnostics;
●	the cost of commercialization activities, including marketing and distribution costs;
●	the cost of manufacturing any of our product candidates we successfully commercialize;
●	the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims, including litigation costs and outcome of such litigation; and
●	the timing, receipt and amount of sales, if any, of our product candidates.

For a discussion of our contractual obligations, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K. For further information regarding our contractual obligations and commitments, see Note 14, Commitments and Contingencies to our unaudited consolidated financial statements included elsewhere in this report.

Impact of COVID-19 Pandemic

Our ability to generate product revenue for the quarter ended September 30, 2022 continued to be negatively affected by the COVID-19 pandemic, primarily due to the ongoing effect the pandemic has had on oncology treatment and practice, and in particular, the reduction in ovarian cancer diagnoses and fewer patient starts in the US in previous quarters as a result of COVID has continued to impact second-line maintenance treatment and increasingly, competition from other products on the market, including the impact on second-line maintenance that may result from an increase in first-line maintenance treatment of ovarian cancer. While it does appear that ovarian cancer diagnoses are reverting to pre-COVID levels, the effect of this increase is almost wholly observed on front-line treatments and will not likely impact the second-line indications for several quarters. In addition, we believe that the adoption of PARP inhibitors in the front-line setting is impacting the use of PARP inhibitors in the second-line setting in the US. As recently reported by a competitor, ovarian cancer diagnoses are down approximately 29% from pre-pandemic levels and in the fourth quarter of 2021, new patient starts for PARP inhibitors across all indications were down 19% compared to the first quarter of 2021 and down 26% compared to the first quarter of 2020. As a result of the COVID-19 pandemic, our US and European sales forces have had physical access to hospitals, clinics, doctors, and pharmacies curtailed and/or have been limited. Our European launches occurred in an environment in which our field-based personnel were not allowed to visit hospitals beginning as early as late February 2020. Similarly, we launched Rubraca for prostate cancer in the US beginning in May 2020, but our physical access to hospital, clinics, doctors, and pharmacies remains limited. It is difficult to discern or predict any trend in new patient starts due to the unpredictability of the COVID-19 situation and the changing competitive landscape.

The COVID-19 pandemic has accelerated a preference by oncology practices for more digital programming, including digital, peer-to-peer interactions and reduced in-person promotion. In order to meet these changing preferences, we adopted a hybrid commercial strategy combining increased digital promotion activities, greater online resources, and more peer-to-peer interactions with reduced and more targeted in-person promotion. New tools and performance indicators based on this hybrid approach were rolled out during the fourth quarter of 2020. We adopted this strategy in order to better reach customers in the way they want to be reached with the goal of returning to growth, especially as the ongoing impact of COVID-19 is reduced.

We did not see material disruption to our clinical trials as a result of the COVID-19 pandemic for the three and nine months ended September 30, 2022. However, we may see disruption during the remainder of 2022. For example, new patient recruitment in certain clinical studies may be affected and the conduct of clinical trials may vary by geography as some regions are more adversely affected. Additionally, we may slow or delay enrollment in certain trials to manage expenses. We believe that we have sufficient supply of Rubraca and our product candidates to continue our commercial and clinical operations as planned.

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

We are exposed to market risk related to changes in interest rates. As of September 30, 2022, we had cash and cash equivalents of $58.3 million, consisting of bank demand deposits, money market funds and US treasury securities. The primary objectives of our investment policy are to preserve principal and maintain proper liquidity to meet operating needs. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of US interest rates, particularly because our investments are in short-term securities. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair value of our portfolio.

We contract with contract research organizations, investigative sites, and contract manufacturers globally where payments are made in currencies other than the US dollar. In addition, on October 3, 2016, we entered into a Manufacturing and Services Agreement with a Lonza, a Swiss company, for the long-term manufacture and supply of the API for Rubraca. Under the terms of this agreement, payments for the supply of the active ingredient in Rubraca as well as scheduled capital program fee payment toward capital equipment and other costs associated with the construction of a production train were made in Swiss Francs. Once the production train became operational in October 2018, we were obligated to pay a fixed facility fee each quarter for the duration of the agreement, which expires on December 31, 2025. As discussed in Note 14, Commitments and Contingencies, we amended this agreement in June 2021, resulting in the derecognition of the lease components recognized under the original agreement.

As of September 30, 2022, $31.3 million of purchase commitments exist under the Manufacturing and Services Agreement, which includes the fixed facility fee noted above, and we are required to remit amounts due in Swiss Francs. Due to other variables that may exist, it is difficult to quantify the impact of a particular change in exchange rates. However, we estimate that if the value of the US dollar were to strengthen by 10% compared to the value of Swiss Franc as of September 30, 2022, it would decrease the total US dollar purchase commitment under the Manufacturing and Services Agreement by $2.8 million. Similarly, a 10% weakening of the US dollar compared to the Swiss franc would increase the total US dollar purchase commitment by $3.5 million.

While we periodically hold foreign currencies, primarily Euro, Swiss Franc, and Pound Sterling, we do not use other financial instruments to hedge our foreign exchange risk. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. As of September 30, 2022 and December 31, 2021, approximately 4% of our total liabilities were denominated in currencies other than the functional currency.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective. With the participation of our Chief Executive Officer and Chief Financial Officer, management performed an evaluation as of September 30, 2022 of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

See Note 14, Commitments and Contingencies.

ITEM 1A.	RISK FACTORS

Our business faces significant risks and uncertainties. Certain factors may have a material adverse effect on our business prospects, financial condition, and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the risk factors described under the heading “Risk Factors” in Part I, Item 1A of our most recent Annual Report on Form 10-K, in addition to other information contained in or incorporated by reference into this Quarterly Report on Form 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition, and results of operations.

There were no material changes to the risk factors included in our previously filed Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

On November 7, 2022, Gillian Ivers-Read, our Executive Vice President and Chief Regulatory Officer, notified us that she intends to retire effective November 15, 2022. The Company is currently reviewing whether it will undertake a search to identify a new chief regulatory officer to succeed Ms. Ivers-Read. In the interim, Ms. Ivers-Read’s responsibilities will, in large part, be assumed by Dr. Lindsey Rolfe, our Chief Medical Officer, and Mr. Paul Gross, our General Counsel.

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

101

The following materials from Clovis Oncology, Inc.’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 formatted in Inline Extensible Business Reporting Language (“iXBRL”): (i) the Consolidated Statements of Operations and Comprehensive Loss, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Stockholders’ Equity (Deficit), (iv) the Consolidated Statements of Cash Flows and (v) Notes to Unaudited Consolidated Financial Statements.

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

Date: November 9, 2022	CLOVIS ONCOLOGY, INC.

	By:	/s/ PATRICK J. MAHAFFY
Patrick J. Mahaffy
President and Chief Executive Officer

	By:	/s/ DANIEL W. MUEHL
Daniel W. Muehl
Executive Vice President and Chief Financial Officer